Form 10-Q
period 1995-06-30
STATE FINANCIAL SERVICES CORP
filed 1995-08-08
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                  JUNE 30, 1995

Commission file number                                                   0-18166

                     STATE FINANCIAL SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)


         WISCONSIN                                      39-1489983
(State or other jurisdiction of            (I.R.S. Employer identification No.)
incorporation or organization)



          10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN 53130
            (Address and Zip Code of principal executive offices)

                                Not applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)


                                (414) 425-1600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 7, 1995, there were 1,992,696 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                   FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                Page No.

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               June 30, 1995 and December 31, 1994                                                  2

               Consolidated Statements of Income for the
               Three Months ended June 30, 1995 and 1994                                            3

               Consolidated Statements of Income for the
               Six Months ended June 30, 1995 and 1994                                              4

               Consolidated Statements of Cash Flows for the
               Six Months ended June 30, 1995 and 1994                                              5

               Notes to Consolidated Financial Statements                                           6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        7



                         PART II - OTHER INFORMATION

Items 1-6                                                                                          15

Signatures                                                                                         16


        PART I.        FINANCIAL INFORMATION
        ITEM 1.        FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           June 30,                   December 31,
                                                                             1995                        1994
                                                                    -------------------          ------------------
ASSETS
  Cash and due from banks                                                 $ 11,978,665                $ 11,195,006
  Federal funds sold                                                         3,914,520                   4,001,864
  Other short-term investments                                               1,000,000                   1,000,000
                                                                          ------------                ------------
  Cash and cash equivalents                                                 16,893,185                  16,196,870

Investment securities held to maturity
  (Fair value:      June 30, 1995     -      $35,101,000
                    December 31, 1994 -      $34,216,000)                   34,926,466                  34,901,412
  Investment securities available for sale, at fair value                   20,230,858                  22,567,332

  Loans                                                                    156,972,164                 145,813,257
  Less allowance for loan losses                                             2,010,273                   1,982,941
                                                                          ------------                ------------
                                  NET LOANS                                154,961,891                 143,830,316

  Premises and equipment                                                     4,287,248                   4,434,350
  Accrued interest receivable                                                1,583,857                   1,436,468
  Other assets                                                               2,074,751                   1,808,134
                                                                          ------------                ------------
                                                                          $234,958,256                $225,174,882
                                                                          ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                $ 42,890,373                $ 46,782,692
    Savings                                                                 59,308,521                  66,365,935
    Other time                                                              95,613,023                  84,252,537
                                                                          ------------                ------------
                                TOTAL DEPOSITS                             197,811,917                 197,401,164

  Notes payable                                                                 75,298                     115,364
  Securities sold under agreements to repurchase                             7,850,000                     300,000
  Accrued expenses and other liabilities                                       582,048                     554,718
  Accrued interest payable                                                     865,851                     634,742
                                                                          ------------                ------------
                             TOTAL LIABILITIES                             207,185,114                 199,005,988
  Stockholders' equity:
    Preferred stock, $1 par value;
      authorized--100,000 shares; issued
      and outstanding--none
    Common stock, $0.10 par value;
       authorized--10,000,000 shares
       issued and outstanding--1,992,696
       shares in 1995 and 1,985,678 in 1994                                    199,270                     198,568
    Capital surplus                                                         18,091,394                  18,030,527
    Net unrealized holding loss on
       securities available for sale                                          (208,207)                   (708,361)
    Retained earnings                                                       10,215,578                   9,215,542
    Less:  Guaranteed ESOP obligation                                         (524,893)                   (567,382)
                                                                          ------------                ------------
           TOTAL STOCKHOLDERS' EQUITY                                       27,773,142                  26,168,894
                                                                          ------------                ------------
                                                                          $234,958,256                $225,174,882
                                                                          ============                ============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                  Three months ended June 30,
                                                                              1995                         1994
                                                                         --------------               -------------
Interest income:
  Loans, including fees                                                      $3,745,022                  $2,940,082
  Investment securities
    Taxable                                                                     599,090                     525,215
    Tax-exempt                                                                  158,334                     200,154
  Federal funds sold                                                              3,770                      61,152
                                                                             ----------                  ----------
                        TOTAL INTEREST INCOME                                 4,506,216                   3,726,603
Interest expense:
  Deposits                                                                    1,599,325                   1,138,582
  Notes payable and other borrowings                                             95,291                       4,868
                                                                             ----------                  ----------
                      TOTAL INTEREST EXPENSE                                  1,694,616                   1,143,450
                                                                             ----------                  ----------
                         NET INTEREST INCOME                                  2,811,600                   2,583,153

Provision for loan losses                                                        45,000                      30,000
                                                                             ----------                  ----------
                NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                      2,766,600                   2,553,153
Other income:
  Service charges on deposit accounts                                           249,068                     282,187
  Merchant service fees                                                         175,751                     143,804
  Building rent                                                                  60,637                      60,051
  ATM fees                                                                       50,411                      53,217
  Other                                                                          69,052                      73,954
                                                                             ----------                  ----------
                                                                                604,919                     613,213
Other expenses:
  Salaries and employee benefits                                              1,006,611                     905,986
  Net occupancy expense                                                         193,183                     192,407
  Equipment rentals, depreciation and
    maintenance                                                                 207,881                     223,899
  Data processing                                                               138,159                     153,579
  Legal and professional                                                         62,905                      74,755
  Merchant service charges                                                      154,099                     121,962
  Regulatory agency assessments                                                 109,637                     111,573
  ATM charges                                                                    47,888                      55,595
  Postage and courier                                                            52,139                      50,700
  Office supplies                                                                42,785                      59,284
  Advertising                                                                    57,045                      59,060
  Other                                                                         231,137                     244,895
                                                                             ----------                  ----------
                                                                              2,303,469                   2,253,695
                                                                             ----------                  ----------
           INCOME BEFORE INCOME TAXES                                         1,068,050                     912,671
Income taxes                                                                    354,440                     275,331
                                                                            -----------                ------------
                           NET INCOME                                        $  713,610                  $  637,340
                                                                             ==========                  ==========

 Net income per common and common equivalent share                           $     0.37                  $     0.33

Dividends per common share                                                   $     0.12                  $     0.10

Weighted average common shares outstanding                                    1,945,628                   1,933,229

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                  Six months ended June 30,
                                                                              1995                         1994
                                                                            --------------              -------------
Interest income:
  Loans, including fees                                                      $7,304,666                  $5,712,221
  Investment securities
    Taxable                                                                   1,188,932                   1,073,976
    Tax-exempt                                                                  326,298                     398,275
  Federal funds sold                                                             20,738                     113,958
                                                                             ----------                  ----------
                        TOTAL INTEREST INCOME                                 8,840,634                   7,298,430
Interest expense:
  Deposits                                                                    3,014,679                   2,331,217
  Notes payable and other borrowings                                            141,497                      10,145
                                                                             ----------                  ----------
                       TOTAL INTEREST EXPENSE                                 3,156,176                   2,341,362
                                                                             ----------                  ----------
                          NET INTEREST INCOME                                 5,684,458                   4,957,068

Provision for loan losses                                                        90,000                      60,000
                                                                             ----------                  ----------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                    5,594,458                   4,897,068
Other income:
  Service charges on deposit accounts                                           490,414                     540,888
  Merchant service fees                                                         329,433                     268,933
  Building rent                                                                 120,919                     119,873
  ATM fees                                                                      100,751                      96,133
  Other                                                                         159,233                     154,947
                                                                             ----------                  ----------
                                                                              1,200,750                   1,180,774
Other expenses:
  Salaries and employee benefits                                              2,022,682                   1,825,977
  Net occupancy expense                                                         397,936                     403,533
  Equipment rentals, depreciation and
    maintenance                                                                 398,797                     458,413
  Data processing                                                               268,648                     324,205
  Legal and professional                                                        145,928                     117,884
  Merchant service charges                                                      294,172                     227,148
  Regulatory agency assessments                                                 219,275                     223,087
  ATM charges                                                                    89,831                     110,440
  Postage and courier                                                           103,543                      99,671
  Office supplies                                                                86,521                      98,579
  Advertising                                                                   113,409                     118,060
  Other                                                                         504,308                     483,260
                                                                             ----------                  ----------
                                                                              4,645,050                   4,490,257
                                                                             ----------                  ----------
               INCOME BEFORE INCOME TAXES                                     2,150,158                   1,587,585
Income taxes                                                                    702,302                     464,978
                                                                             ----------                  ----------
                               NET INCOME                                    $1,447,856                  $1,122,607
                                                                             ==========                  ==========

 Net income per common and common equivalent share                           $     0.74                  $     0.58

Dividends per common share                                                   $     0.23                  $     0.20

Weighted average common shares outstanding                                    1,944,491                   1,932,060

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six months ended June 30,
                                                                               1995                        1994
                                                                           ------------                ------------
OPERATING ACTIVITIES
  Net income                                                              $  1,447,856               $   1,122,607
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                 90,000                      60,000
      Provision for depreciation                                               236,901                     295,218
      Amortization of investment security
        premiums and accretion of discounts-net                                 40,401                      72,779
      Amortization of goodwill                                                  14,855                      14,855
      Amortization of branch acquisition premium                                14,833                      14,833
      Increase in interest receivable                                         (147,389)                    (47,936)
      Increase (decrease) in interest payable                                  231,109                     (49,208)
      Other                                                                   (525,589)                   (566,714)
                                                                          ------------               -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,402,977                     916,434

INVESTING ACTIVITIES
  Purchases of investment securities                                        (6,291,173)                 (5,754,125)
  Maturities of investment securities                                        6,234,000                   5,957,055
  Purchases of securities available for sale                                  (690,668)                 (6,045,458)
  Maturities of securities available for sale                                3,775,628                   7,147,164
  Net increase in loans                                                    (11,221,575)                 (8,181,629)
  Purchases of premises and equipment                                          (89,799)                   (123,209)
                                                                          ------------               -------------

NET CASH USED BY INVESTING ACTIVITIES                                       (8,283 587)                 (7,000,202)

FINANCING ACTIVITIES
  Increase (decrease) in deposits                                              410,753                  (4,819,873)
  Decrease in notes payable                                                    (40,066)                    (34,615)
  Decrease in guaranteed ESOP obligation                                        42,489                      47,125
  Proceeds from securities sold under agreement to repurchase                7,550,000                         -0-
  Cash dividends                                                              (447,820)                   (391,468)
  Proceeds from exercise of stock options                                       61,569                      75,034
                                                                          ------------               -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             7,576,925                  (5,123,797)
                                                                          ------------               -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               696,315                 (11,207,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            16,196,870                  29,678,573
                                                                          ------------               -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $16,893,185                 $18,471,008
                                                                          ============               =============


Supplemental information:
  Taxes paid                                                               $   816,747                 $   510,276
  Interest paid                                                              2,925,067                   2,390,570

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiary, State Financial Bank. State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994.

NOTE B--PENDING ACQUISITION

         On April 12, 1995, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Waterford Bancshares, Inc. ("Bancshares"), the parent bank holding company of Waterford Bank, Waterford Wisconsin. Pursuant to the Agreement, the Company will acquire 50% of the outstanding common stock of Bancshares in exchange for a combination of cash and promissory notes, with the remaining 50% exchanged for the Company's common stock. The value of the Company's common stock will be determined by an average of the "bid" and "ask" quotations set forth by the market makers in the Company's common stock on each of the 20 trading days preceding the closing of the acquisition, excluding one trading day when the Company's common stock is quoted at its highest average of the "bid" and "ask" quotations and one trading day when the Company's common stock is quoted at its lowest average of the "bid" and "ask" quotations. In the event that the calculated fair market value of the Company's common stock exceeds 110% of the Company's net book value, the fair market value will be assumed to be equal to 110% of such net book value. In the event the fair market value is less than 105% of the Company's net book value, the fair market value will be assumed to be equal to 105% of net book value. The Company will pay $8,005 for each of the 830 shares of Bancshares common stock outstanding.

         Another individual has filed an application with and received approval from the Federal Reserve Bank of Chicago to acquire up to 100% of the outstanding stock of Bancshares. This individual currently owns approximately 48.3% of the outstanding shares of Bancshares. As of the date of this filing, the Company is not aware of any tender offer made by this individual to Bancshares or any existing shareholder thereof.

         On May 26, 1995, the Federal Reserve Bank of Chicago approved the Company's application to acquire Bancshares. The acquisition remains contingent upon the approval of the Bancshares shareholders. A special meeting of the Bancshares shareholders is scheduled for August 23, 1995 to vote on the merger. At June 30, 1995, Bancshares had consolidated total assets of approximately $36.3 million.

NOTE C--ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

         Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Account by Creditors for Impairment of a Loan".
Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of this change on State Financial Bank was immaterial. This evaluation is inherently subjective as it requires material estimates involving the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At June 30, 1995, total assets were $234,958,000 compared to $225,175,000 at December 31, 1994. Loans increased $11,222,000 due to continued strong loan demand through the first six months of 1995. Loan funding came primarily from proceeds from securities sold under agreement to repurchase of $7,550,000, net maturities of securities available for sale of $3,085,000, and increased deposits of $411,000.

         Deposits increased primarily in other time deposits.   In the first
six months of 1995, time deposits (consisting of certificates of deposit, individual retirement accounts, and money market accounts) increased $11,360,000 primarily due to growth in money market balances resulting from continued deposit attraction to the Company's new money market index account introduced in October 1994 and increases in certificates of deposits due to the Company's attractive rates offered on special nine and eighteen month terms. Increases in time deposits were offset by contraction in savings and demand deposits. Savings deposits declined $7,057,000 as depositors continue to redeploy balances from savings into time deposits to take advantage of higher interest rates offered in those categories. Demand deposits declined $3,892,000 since year end 1994 due to cyclical contraction which historically occurs in the first half of the year.

         Net cash provided by operating activities of $1,403,000 provided funding for the loan growth ($176,000) not covered by the aforementioned sources with the remainder used primarily to fund shareholder dividends of $448,000, purchases of premises and equipment of $90,000, and increases in cash and cash equivalents of $696,000.

ASSET QUALITY

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                                  Jun. 30       Mar. 31       Dec. 31       Sep. 30       Jun. 30
                                                                     1995          1995          1994          1994          1994
                                                              -------------------------------------------------------------------
             Nonaccrual loans  . . . . . . . . . . . . . .    $     1,162   $     1,314   $     1,311   $     1,897   $     2,045
             Accruing loans past due 90 days or more . . .              2             0             5            18            11
             Restructured loans  . . . . . . . . . . . . .              0             0             0             0             0
                                                              -------------------------------------------------------------------
             Total non-performing and
               restructured loans  . . . . . . . . . . . .          1,164         1,314         1,316         1,915         2,056
                                                              -------------------------------------------------------------------
             Other real estate owned . . . . . . . . . . .            317           219           219             0           127
                                                              -------------------------------------------------------------------
             Total non-performing assets . . . . . . . . .    $     1,481   $     1,533   $     1,535   $     1,915   $     2,183
                                                              ===================================================================

             Ratios:
               Non-performing loans to total loans . . . .           0.74%         0.86%         0.90%         1.38%         1.49%
               Allowance to non-performing loans . . . . .         172.68        154.49        150.68        108.15        101.22
               Non-performing assets to total assets . . .           0.63          0.68          0.68          0.87          0.99
                                                              ===================================================================


         When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. With the exception of credit cards, the Company does not recognize income on loans past due 90 days or more.

         Non-performing assets continue to decline at June 30, 1995 primarily due to principal reductions from the borrowers. The percentage of non-performing loans to total loans declined to 0.74% and non-performing assets to total assets declined to 0.63% at June 30, 1995. These declines were the combined result of the reduced levels of non-performing loans and assets and the increases in the level of loans and assets outstanding at June 30, 1995.

         At June 30, 1995, there were no loans where available information would suggest that such loans were likely to be later included as nonaccrual, past due or restructured with the exception of two loans to unrelated borrowers totalling approximately $770,000 which could be placed on nonaccrual status during the third quarter. Based upon currently available information, the Company does not expect to incur any loss as a result of the liquidation of these loans, if necessary.

ALLOWANCE FOR LOAN LOSSES

         The following table sets forth an analysis of the Company's allowance for loan losses ("the Allowance") and actual loss experience for the periods indicated (dollars in thousands):

                                                                                  Six months
                                                                                    ended                 Year ended
                                                                                June 30, 1995           Dec. 31, 1994
                                                                             ------------------------------------------
                      Balance at beginning of period  . . . . . . . .        $            1,983      $            2,084
                      Charge-offs:
                         Commercial . . . . . . . . . . . . . . . . .                         0                     115
                         Real estate  . . . . . . . . . . . . . . . .                        50                      59
                         Installment  . . . . . . . . . . . . . . . .                        40                      68
                         Other  . . . . . . . . . . . . . . . . . . .                        13                      38
                                                                             ------------------------------------------
                         Total charge-offs  . . . . . . . . . . . . .                       103                     280
                                                                             ------------------------------------------

                      Recoveries:
                         Commercial . . . . . . . . . . . . . . . . .                        24                      18
                         Real estate  . . . . . . . . . . . . . . . .                         0                       0
                         Installment  . . . . . . . . . . . . . . . .                        13                      24
                         Other  . . . . . . . . . . . . . . . . . . .                         3                      17
                                                                             ------------------------------------------
                         Total recoveries . . . . . . . . . . . . . .                        40                      59
                                                                             ------------------------------------------
                      Net charge-offs . . . . . . . . . . . . . . . .                        63                     221
                      Additions charged to operations . . . . . . . .                        90                     120
                                                                             ------------------------------------------
                      Balance at end of period                               $            2,010      $            1,983
                                                                             ==========================================

                      Ratios:
                         Net charge-offs to
                           average loans outstanding(1) . . . . . . .                      0.08%                   0.16%
                        Net charge-offs to total allowance(1) . . . .                      6.26                   11.14
                        Allowance to period end
                           loans outstanding  . . . . . . . . . . . .                      1.28                    1.36
                                                                             ==========================================



         (1)       Annualized

         Management maintains the Allowance at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 1995, the Allowance was $2,010,000, an increase of $27,000 from the balance at December 31, 1994. The increase was primarily due to the amount of loan loss provisions exceeding net charge-offs through the first six months of 1995. In 1995, management increased the amount of monthly loan loss provisions charged to earnings to reflect the increased level of outstanding loans.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.28% at June 30, 1995 compared to 1.36% at December 31, 1994. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 1995.

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND
1994

GENERAL

         The Company reported net income of $714,000 for the quarter ended June 30, 1995, an increase of $76,000 or 12.0% from the $637,000 reported for the comparable quarter in 1994. The Company's second quarter results continue to benefit from improvements in net interest income as a result of the continued increase in outstanding loans.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 1995 and June 30, 1994 (dollars in thousands):

                                                                              1995                             1994
                                                                     -------------------------        -------------------------
                                                                     Average            Yield/        Average            Yield/
                                                                     Balance  Interest   Rate(4)        Balance  Interest  Rate(4)
                                                                     -------------------------        -------------------------

                ASSETS
                Interest-earning assets:
                  Loans(1)(2)(3)  . . . . . . . . . . . . . .      $ 154,307  $   3,757  9.77%     $  134,028  $  2,958   8.85%
                  Taxable investment securities . . . . . . .         42,737        599  5.62          42,514       525   4.95
                  Tax-exempt investment securities(3) . . . .         13,812        240  6.97          19,250       303   6.31
                  Federal funds sold  . . . . . . . . . . . .            260          4  6.17           6,095        61   4.01
                                                                     -------------------------        -------------------------
                Total interest-earning assets . . . . . . . .        211,116      4,600  8.74         201,887     3,847   7.64
                Non-interest-earning assets:
                  Cash and due from banks . . . . . . . . . .         12,560                           13,415
                  Premises and equipment, net . . . . . . . .          4,292                            4,627
                  Other assets  . . . . . . . . . . . . . . .          3,507                            3,132
                Less: Allowance for loan losses . . . . . . .         (2,053)                          (2,073)
                                                                   ---------                       ----------
                TOTAL                                              $ 229,422                       $  220,988
                                                                   =========                       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Interest-bearing liabilities:
                  NOW and money market accounts . . . . . . .      $  60,277  $     605  4.03%     $   52,216  $    300   2.30%
                  Savings deposits  . . . . . . . . . . . . .         40,412        274  2.72          53,634       333   2.49
                  Time deposits . . . . . . . . . . . . . . .         51,840        720  5.57          47,555       506   4.27
                  Mortgage payable  . . . . . . . . . . . . .             87          2  9.22             212         5   9.46
                  Securities sold under
                    agreement to repurchase . . . . . . . . .          6,527         93  5.72               0         0      0
                                                                     -------------------------        -------------------------
                Total interest-bearing liabilities  . . . . .        159,143      1,694  4.27         153,617     1,144   2.99
                                                                     -------------------------        -------------------------
                Non-interest-bearing liabilities:
                  Demand deposits . . . . . . . . . . . . . .         41,545                           41,298
                  Other . . . . . . . . . . . . . . . . . . .          1,301                              868
                                                                   ---------                       ----------
                Total liabilities . . . . . . . . . . . . . .        201,989                          195,783
                                                                   ---------                       ----------
                Stockholders' equity  . . . . . . . . . . . .         27,433                           25,205
                                                                   ---------                       ----------
                TOTAL . . . . . . . . . . . . . . . . . . . .      $ 229,422                       $  220,988
                                                                   =========                       ==========

                Net interest earning and interest
                  rate spread . . . . . . . . . . . . . . . .                 $   2,906  4.47%                 $  2,703   4.66%
                                                                              ===============                  ===============
                Net yield on interest-earning assets  . . . .                            5.52%                            5.37%
                                                                                         ====                             ====

   (1) For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
   (2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
   (3) Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
   (4)   Annualized

         For the quarter ended June 30, 1995, the Company reported taxable-equivalent net interest income of $2,906,000, an increase of $203,000 or 7.5% from the $2,703,000 reported for the quarter ended June 30, 1994. The increase was due to an increase of $753,000 in taxable-equivalent total interest income offset by an increase of $550,000 in total interest expense. The increases in taxable-equivalent interest income continue to outpace increases in interest expense and as a result the Company continues to report period to period comparative improvement in its taxable-equivalent yield on interest-earning assets (net interest margin). For the quarter ended June 30, 1995, the Company improved its net margin to 5.52% from 5.37% for the second quarter of 1994.

         The increase of $753,000 in taxable-equivalent total interest income was primarily the result of a 4.6% increase in the level of average interest-earning assets outstanding for the quarter ended June 30, 1995 over the comparable quarter in 1994, the employment of a greater percentage of interest-earning assets in loans, and the repricing of the Company's interest-earning assets into the generally higher interest rate market over the preceding twelve months. Average loans, which historically are the Company's highest yielding asset category, increased $20,280,000 or 15.1% for the quarter ended June 30, 1995 compared to the second quarter of 1994. With this increase, average loans represent 73.1% of interest-earning assets in the second quarter of 1995 compared to 66.4% of the second quarter of 1994 interest-earning assets. In addition to this volume increase in average loans, interest rates have been generally increasing over the preceding twelve months and the Company's loans (both fixed and variable) have repriced into this higher rate environment. Accordingly, the second quarter 1995 taxable-equivalent loan yield was 9.77% compared to 8.85% for the second quarter of 1994. With this increase, the overall taxable-equivalent yield on all interest-earning assets increased to 8.74% for the quarter ended June 30, 1995 compared to 7.64% for the quarter ended June 30, 1994.

         Offsetting the increase in total interest income was a $550,000 (48.1%) increase in total interest expense. The increase was primarily the result of an increase of $5,526,000 (3.6%) in the volume of average interest-bearing liabilities and the changing composition of the Company's base. Deposit interest expense increased 40.4% to $1,599,000 in the second quarter of 1995 from the $1,139,000 expense incurred in the comparable 1994 quarter. The increase was primarily the result of increases in market interest rates over the preceding twelve months and the resultant impact on the
composition of the Company's deposits.   As interest rates have increased,
depositors have moved balances from lower yielding savings instruments to higher yielding time deposits and money market accounts. Accordingly, the amount of balances outstanding in higher yielding deposit categories have increased. Interest expense also increased as a result of expense associated with the $6,527,000 increase in the average level of securities sold under agreement to repurchase ("Repurchase Agreements") outstanding in the second quarter of 1995. This funding source was not in place during the comparable quarter in 1994 and accounts for an additional interest expense of $93,000 in
the second quarter of 1995.   The Company's Repurchase Agreements are primarily
generated through local municipalities desirous of additional security on their balances exceeding the level of FDIC insurance coverage. As a result of the aforementioned changes, the cost of the Company's interest-bearing liabilities increased to 4.27% for the quarter ended June 30, 1995 compared to 2.99% for the quarter ended June 30, 1994.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $15,000 in the second quarter of 1995 compared to the second quarter of 1994 due to increased monthly provisions to reflect the general increase in the level of loans outstanding.

OTHER INCOME

         Other income decreased $8,000 or 1.3% for the quarter ended June 30, 1995 compared to the same period in 1994. This decrease was primarily due to a $33,000 decrease in the amount of second quarter 1995 service charge income as compared to income reported in second quarter 1994. This decrease was primarily due to reduced business service charge income due to increases in the level of earnings credit provided to business checking accounts resulting from the general increase in market interest rates over the preceding twelve months. Additionally, decreases of $3,000 in ATM fees, as one of the Company's automated teller machines was taken out of service, and $4,000 in other income also contributed to the reduced noninterest income in the second quarter of
1995.   Offsetting these reductions was a $32,000 increase in merchant services income resulting from volume and rate increases which took place over the preceding twelve months.

OTHER EXPENSES

         Other expenses increased $50,000 or 2.2% for the three months ended June 30, 1995 compared to the same period in 1994. Salaries and employee benefits increased $101,000 (11.1%), due to annual salary adjustments, increases in medical insurance premiums, and additional accruals to the Company's management incentive plan in the second quarter of 1995 as compared to 1994. Expenses related to the Company's merchant services program increased $32,000 due to an increased customer base and rate increases from the Company's service provider. Offsetting these increases were declines in net occupancy and equipment expenses, data processing, legal and professional fees, office supplies, and other expenses. The $15,000 decline in net occupancy and equipment expenses was primarily due to reduced depreciation expense resulting from an increase in fully depreciated assets on the Company's books over the preceding twelve months. Data processing expense declined $15,000 due to rate reductions resulting from the Company's renegotiated contract in mid-1994 with its service provider and increased efficiencies obtained from the consolidation of the Company's banks in June 1994. Legal and professional fees decreased $12,000 due to the Company's reduced service needs in the second quarter of 1995. The Company's second quarter 1995 expense for office supplies decreased $17,000 due to the realization of consolidation economies. Other non-interest expenses decreased a net $14,000 as the Company reversed its $35,000 first quarter accrual made in anticipation of charges for correspondent bank service fees associated with the reduction in cash balances carried with correspondent banks during the quarter. The Company eliminated the first quarter deficit by maintaining additional compensating cash balances with its correspondents in the second quarter to offset both the first and second quarter service fees, thus eliminating the potential for hard charges and the need for the accrual. Exclusive of this accrual reversal, the remaining other expenses increased $21,000, the majority of which was related to increased charge-offs resulting from the termination of one of the Company's merchant accounts and the charge-backs which materialized since the merchant was terminated.

         Income taxes for the quarter ended June 30, 1995 increased $79,000 over the second quarter of 1994. The increase in income tax expense was the result of an increase of $155,000 in income before income taxes and a reduction of $42,000 in tax-exempt income in the second quarter of 1995 as compared to the second quarter of 1994.

RESULTS OF OPERATION - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND
1994

GENERAL

         For the six months ended June 30, 1995, net income was $1,448,000, an increase of $325,000 or 28.9% over the six month ended June 30, 1994. The year-to-date results were positively impacted by the Company's improved net interest margin.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 1995 and June 30, 1994 (dollars in thousands):

                                                                              1995                             1994
                                                                     ------------------------         ------------------------
                                                                     Average            Yield/        Average            Yield/
                                                                     Balance  Interest   Rate(4)      Balance  Interest  Rate(4)
                                                                     ------------------------         ------------------------
                ASSETS
                Interest-earning assets:
                  Loans (1)(2)(3) . . . . . . . . . . . . . .      $151,7774  $   7,334  9.74%     $  132,216  $  5,745   8.76%
                  Taxable investment securities . . . . . . .         42,884      1,189  5.59          44,312     1,074   4.89
                  Tax-exempt investment securities (3). . . .         14,121        494  7.05          19,218       603   6.33
                  Federal funds sold  . . . . . . . . . . . .            700         21  6.05           6,683       114   3.44
                                                                     ------------------------         ------------------------

                Total interest-earning assets . . . . . . . .        209,482      9,038  8.70         202,429     7,536   7.51
                Non-interest-earning assets:
                  Cash and due from banks . . . . . . . . . .         10,853                           13,708
                  Premises and equipment, net . . . . . . . .          4,340                            4,666
                  Other assets  . . . . . . . . . . . . . . .          3,471                            3,128
                Less: Allowance for loan losses . . . . . . .         (2,030)                          (2,072)
                                                                   ---------                       ----------
                TOTAL                                              $ 226,116                       $  221,859
                                                                   =========                       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Interest-bearing liabilities:
                  NOW and money market accounts . . . . . . .      $  59,839  $   1,117  3.76%     $   52,705  $    596   2.28%
                  Savings deposits  . . . . . . . . . . . . .         41,617        563  2.73          53,009       659   2.51
                  Time deposits . . . . . . . . . . . . . . .         50,391      1,335  5.34          49,674     1,076   4.37
                  Mortgage payable  . . . . . . . . . . . . .             97          5 10.39             212        10   9.51
                  Federal funds purchased . . . . . . . . . .            861         27  6.32               0         0      0
                  Securities sold under
                     agreement to repurchase  . . . . . . . .          3,895        109  5.64               0         0      0
                                                                     ------------------------         ------------------------

                Total interest-bearing liabilities  . . . . .        156,700      3,156  4.06         155,600     2,341   3.03
                                                                     ------------------------         ------------------------
                Non-interest-bearing liabilities:
                  Demand deposits . . . . . . . . . . . . . .         41,217                           39,901
                  Other . . . . . . . . . . . . . . . . . . .          1,142                            1,293
                                                                   ---------                       ----------
                Total liabilities . . . . . . . . . . . . . .        199,059                          196,794
                                                                   ---------                       ----------
                Stockholders' equity  . . . . . . . . . . . .         27,057                           25,065
                                                                   ---------                       ----------
                TOTAL . . . . . . . . . . . . . . . . . . . .      $ 226,116                       $  221,859
                                                                   =========                       ==========

                Net interest earning and interest
                  rate spread . . . . . . . . . . . . . . . .                 $   5,882  4.64%                 $  5,195   4.48%
                                                                              ===============                  ===============
                Net yield on interest-earning assets  . . . .                            5.66%                            5.18%
                                                                                         ====                             ====

   (1) For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
   (2) Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
   (3) Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
   (4)   Annualized


         For the six months ended June 30, 1995, the Company reported taxable-equivalent net interest income of $5,882,000, an increase of $687,000 or 13.2% from the $5,195,000 reported for the six months ended June 30, 1994. The increase was due to an increase of $1,502,000 in taxable-equivalent total interest income offset by an increase of $815,000 in total interest expense. The increases in taxable-equivalent interest income continues to outpace increases in interest expense and as a result the Company continues to report period to period comparative improvement in its taxable-equivalent yield on interest-earning assets (net interest margin). For the six months ended June 30, 1995, the Company improved its net margin to 5.66% from 5.18% for the year-to-date 1994 results.

         The $1,502,000 increase in taxable-equivalent total interest income was primarily the result of a 3.5% increase in the level of average interest-earning assets outstanding through the first six months of 1995 over the comparable period in 1994, the employment of a greater percentage of interest-earning assets in loans, and repricing of the Company's interest-earning assets. Through the first six months of 1995, average loans increased $19,561,000 or 14.8% over the level of average loans outstanding through the first six months of 1994 due to strong loan demand over the preceding twelve months. Average loans account for 72.5% of the Company's average interest-earning assets in 1995 compared to 65.3% in 1994. This increase in outstanding average loans, combined with the repricing of these loans into a higher interest rate environment and the recovery of $72,000 in nonaccrual loan interest during the first quarter of 1995, resulted in a $1,589,000 increase in loan interest income for the six month period ended June 30, 1995 over the first six months of 1994. As a result of the repricing of the Company's loans, the year-to-date average yield on the loan portfolio was 9.74% through June 30, 1995 compared to 8.76% through June 30, 1994. The improvement in loan interest, combined with yield enhancements in the Company's investment portfolio due to investment maturities repricing into the higher interest rate environment, have combined to improve the Company's taxable-equivalent net interest margin to 8.70% for the six months ended June 30, 1995 as compared to 7.51% for the comparable 1994 period.

         The Company's deposit portfolio has also been impacted by the increased interest rate environment and as a result, total interest expense increased $815,000 or 34.8% in the first six months of 1995 as compared to the first six months of 1994. Although the Company experienced a slight increase in the level of outstanding interest-bearing liabilities ($1,100,000), the increase in year-to-date interest expense was primarily the result of changes in the composition of the Company's interest-bearing liabilities and the repricing of its deposits into the increased interest rate environment. Deposit interest expense increased $684,000 or 29.3% to $3,015,000 for the six months ended June 30, 1995 over the comparable 1994 period. This increase was primarily due to deposits shifting balances into higher yielding money market and certificate of deposit instruments from savings deposits as increases in market interest rates have widened the spread between these deposit products. As a result of these deposit composition changes, the Company's total cost of deposits increased to 4.00% through the first six months of 1995 compared to 3.03% for the first six months of 1994. Also impacting in the Company's increased interest expense in 1995 was the expense associated with the year-to-date funding cost of the Repurchase Agreements outstanding during the year which were not in place during 1994. As a result of this new funding source, the Company incurred an additional $109,000 in interest expense in 1995. The combination of the aforementioned factors has increased the total cost of the Company's interest-bearing liabilities to 4.06% for the first six months of 1995 from 3.03% for the first six months of 1994.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $30,000 through the first six months of 1995 compared to the first six months of 1994 due to increased monthly provisions to reflect the general increase in the level of loans outstanding.

OTHER INCOME

         Other income increased $20,000 or 1.7% for the first six months of 1995 over the first six months of 1994. This increase was primarily the result of an increase of $61,000 or 22.7% in merchant service fees due to rate and volume increases over the preceding twelve months offset by a decrease of $50,000 or 9.2% in service charges on deposit accounts. Year-to-date 1995 service charge income was also primarily impacted by reduced business service charges resulting from increases in the level of earnings credits provided to business checking accounts due the general increase in market interest rates.

OTHER EXPENSES

         For the first six months of 1995, other expenses increased $155,000 or 3.5% over the first six months of 1994. Salaries and employee benefits increased $197,000 or 10.8% due to annual salary adjustments, increases in medical insurance premiums, and additional accruals to the Company's management incentive plan in 1995. Expenses related to the Company's merchant services program rose $67,000 in the first six months of 1995 due to an increased customer base and rate increases from the service provider. Year-to-date legal and professional fees increased $28,000 through the first six months of 1995 primarily due to fees incurred in the first quarter associated with the Company's pending acquisition of Waterford Bancshares, Inc. Other expenses increased $21,000 in the first six months of 1995 primarily due to the increased merchant charge-offs incurred in the second quarter. Offsetting these increases were decreases in data processing, net occupancy and equipment expense, office supplies, and ATM charges. Through the first six months of 1995, data processing expense declined $56,000, net occupancy and equipment expense decreased $65,000, and office supplies decreased $12,000 due to the reasons previously discussed in the comparison of the Company's second quarter results. ATM charges decreased $23,000 due to rate reductions from the Company's service provider.

INCOME TAXES

         Income taxes for the six months ended June 30, 1995 increased $237,000 as a result of the $563,000 increase in income before income taxes and decrease of $72,000 in tax-exempt income as compared to the six months ended June 30, 1994.

LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $16,893,000 and $16,197,000 at June 30, 1995 and December 31, 1994, respectively.


CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's
level of capital.   The following table sets forth these requirements and the
Company's ratios at June 30, 1995, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                                    Regulatory                 Regulatory
                                                                                      Minimum               Well-capitalized
                                                            Actual                  Requirement               Requirement
                                                       ----------------          -----------------         -----------------
                                                                              (dollars in thousands)

                                                       Amount       Percent        Amount    Percent        Amount       Percent
                                                       ------       -------        ------    -------        ------       -------
                Tier 1 leverage ratio                 $27,550         12.0%        $6,870       3.0%       $11,450          5.0%

                Tier 1 risk-based capital ration       27,550         17.1%         6,424       4.0%         9,636          6.0%

                Risk-based capital ratio               29,560         18.3%        12,848       8.0%        16,060         10.0%


         The Company is pursuing a policy of continued asset growth which requires the maintenance of appropriate ratios of capital to total assets. The existing risk-based capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the definition of a "well-capitalized" institution. The Company seeks to obtain additional capital growth through earnings retention and a conservative dividend policy.


            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 1995, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended June 30, 1994.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STATE FINANCIAL SERVICES CORPORATION
                                            ------------------------------------
                                            (Registrant)



Date: August 7, 1995

                                            By  /s/ Michael J. Falbo
                                                --------------------
                                                Michael J. Falbo
                                                President and Chief Executive
                                                Officer



Date: August 7, 1995                        By  /s/ Michael A. Reindl
                                                ---------------------
                                                Michael A. Reindl
                                                Vice President, Controller, and
                                                Chief Financial Officer