Form 10-Q
period 1995-09-30
STATE FINANCIAL SERVICES CORP
filed 1995-11-09
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                           SEPTEMBER 30, 1995

Commission file number                                           0-18166

                      STATE FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                       39-1489983
         ---------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)



           10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN 53130
           ----------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                               Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                                 (414) 425-1600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of November 6, 1995, there were 2,207,807 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                   FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                Page No.
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               September 30, 1995 and December 31, 1994                                             2

               Consolidated Statements of Income for the
               Three Months ended September 30, 1995 and 1994                                       3

               Consolidated Statements of Income for the
               Nine Months ended September 30, 1995 and 1994                                        4

               Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 1995 and 1994                                        5

               Notes to Consolidated Financial Statements                                           6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        8


                         PART II - OTHER INFORMATION
Items 1-6                                                                                          17

Signatures                                                                                         18


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          September 30,                December 31,
                                                                             1995                          1994
                                                                          ------------                ------------
ASSETS
  Cash and due from banks                                                 $ 15,235,664                $ 11,195,006
  Federal funds sold                                                        15,012,013                   4,001,864
  Other short-term investments                                                       0                   1,000,000
                                                                          ------------                ------------
  Cash and cash equivalents                                                 30,247,677                  16,196,870

Investment securities held to maturity
  (Fair value:    September 30, 1995  -  $43,556,000
                  December 31, 1994 -    $34,216,000)                       43,282,222                  34,901,412
  Investment securities available for sale, at fair value                   20,460,870                  22,567,332

  Loans                                                                    183,162,565                 145,813,257
  Less allowance for loan losses                                             2,735,209                   1,982,941
                                                                          ------------                ------------
                                             NET LOANS                     180,427,356                 143,830,316

  Premises and equipment                                                     4,982,182                   4,434,350
  Accrued interest receivable                                                1,991,964                   1,436,468
  Other assets                                                               3,459,123                   1,808,134
                                                                          ------------                ------------
                                                                          $284,851,394                $225,174,882
                                                                          ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                $ 46,600,350                $ 46,782,692
    Savings                                                                 72,174,213                  66,365,935
    Other time                                                             125,324,559                  84,252,537
                                                                          ------------                ------------
                                        TOTAL DEPOSITS                     244,099,122                 197,401,164

  Notes payable                                                              1,076,387                     115,364
  Securities sold under agreements to repurchase                             5,850,160                     300,000
  Accrued expenses and other liabilities                                     1,049,426                     554,718
  Accrued interest payable                                                   1,123,606                     634,742
                                                                          ------------                ------------
                                     TOTAL LIABILITIES                     253,198,701                 199,005,988
  Stockholders' equity:
    Preferred stock, $1 par value;
      authorized--100,000 shares; issued
      and outstanding--none
    Common stock, $0.10 par value;
       authorized--10,000,000 shares
       issued and outstanding--2,207,807
       shares in 1995 and 1,985,678 in 1994                                    220,781                     198,568
    Capital surplus                                                         21,310,088                  18,030,527
    Net unrealized holding loss on
       securities available for sale                                          (172,246)                   (708,361)
    Retained earnings                                                       10,818,963                   9,215,542
    Less:  Guaranteed ESOP obligation                                         (524,893)                   (567,382)
                                                                          ------------                ------------
                            TOTAL STOCKHOLDERS' EQUITY                      31,652,693                  26,168,894
                                                                          ------------                ------------
                                                                          $284,851,394                $225,174,882
                                                                          ============                ============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                Three months ended September 30,
                                                                               1995                        1994
                                                                            ----------                   ----------
Interest income:
  Loans, including fees                                                     $4,068,952                   $3,120,282
  Investment securities
    Taxable                                                                    636,636                      502,027
    Tax-exempt                                                                 170,394                      213,380
  Federal funds sold                                                           133,701                       37,153
                                                                            ----------                   ----------
                        TOTAL INTEREST INCOME                                5,009,683                    3,872,842
Interest expense:
  Deposits                                                                   1,876,689                    1,155,516
  Notes payable and other borrowings                                            92,386                        4,923
                                                                            ----------                   ----------
                       TOTAL INTEREST EXPENSE                                1,969,075                    1,160,439
                                                                            ----------                   ----------
                          NET INTEREST INCOME                                3,040,608                    2,712,403

Provision for loan losses                                                       47,500                       30,000
                                                                            ----------                   ----------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                                2,993,108                    2,682,403
Other income:
  Service charges on deposit accounts                                          254,014                      265,265
  Merchant service fees                                                        195,460                      169,983
  Building rent                                                                 50,966                       60,201
  ATM fees                                                                      51,901                       58,410
  Other                                                                        102,887                      113,222
                                                                            ----------                   ----------
                                                                               655,228                      667,081
Other expenses:
  Salaries and employee benefits                                             1,075,234                      944,912
  Net occupancy expense                                                        196,063                      202,572
  Equipment rentals, depreciation and
    maintenance                                                                212,533                      211,097
  Data processing                                                              141,800                      150,216
  Legal and professional                                                        74,003                       73,388
  Merchant service charges                                                     166,155                      145,496
  Regulatory agency assessments                                                (23,499)                     109,948
  ATM charges                                                                   49,276                       50,148
  Postage and courier                                                           56,241                       51,923
  Office supplies                                                               41,985                       61,926
  Advertising                                                                   59,823                       59,000
  Other                                                                        298,118                      215,288
                                                                            ----------                   ----------
                                                                             2,347,732                    2,275,914
                                                                            ----------                   ----------
                   INCOME BEFORE INCOME TAXES                                1,300,604                    1,073,570
Income taxes                                                                   437,377                      334,813
                                                                            ----------                   ----------
                                   NET INCOME                               $  863,227                   $  738,757
                                                                            ==========                   ==========

 Net income per common and common equivalent share                          $     0.43                   $     0.38

Dividends per common share                                                  $     0.12                   $     0.11

Weighted average common shares outstanding                                   1,992,417                    1,936,074

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                            Nine months ended September 30,
                                                                              1995                         1994
                                                                         --------------               -------------
Interest income:
  Loans, including fees                                                     $11,373,618                 $ 8,832,503
  Investment securities
    Taxable                                                                   1,825,568                   1,576,003
    Tax-exempt                                                                  496,692                     611,655
  Federal funds sold                                                            154,439                     151,111
                                                                            -----------                 -----------
                        TOTAL INTEREST INCOME                                13,850,317                  11,171,272
Interest expense:
  Deposits                                                                    4,891,368                   3,486,733
  Notes payable and other borrowings                                            233,883                      15,068
                                                                            -----------                 -----------
                       TOTAL INTEREST EXPENSE                                 5,125,251                   3,501,801
                                                                            -----------                 -----------
                          NET INTEREST INCOME                                 8,725,066                   7,669,471

Provision for loan losses                                                       137,500                      90,000
                                                                            -----------                 -----------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                                 8,587,566                   7,579,471
Other income:
  Service charges on deposit accounts                                           744,428                     806,153
  Merchant service fees                                                         524,893                     438,916
  Building rent                                                                 171,885                     180,074
  ATM fees                                                                      152,652                     154,543
  Other                                                                         262,120                     268,169
                                                                            -----------                 -----------
                                                                              1,855,978                   1,847,855
Other expenses:
  Salaries and employee benefits                                              3,097,916                   2,770,889
  Net occupancy expense                                                         593,999                     606,105
  Equipment rentals, depreciation and
    maintenance                                                                 611,330                     669,510
  Data processing                                                               410,448                     474,421
  Legal and professional                                                        219,931                     191,272
  Merchant service charges                                                      460,327                     372,644
  Regulatory agency assessments                                                 195,776                     333,035
  ATM charges                                                                   139,107                     160,588
  Postage and courier                                                           159,784                     151,594
  Office supplies                                                               128,506                     160,505
  Advertising                                                                   173,232                     177,060
  Other                                                                         802,426                     698,548
                                                                            -----------                 -----------
                                                                              6,992,782                   6,766,171
                                                                            -----------                 -----------
                   INCOME BEFORE INCOME TAXES                                 3,450,762                   2,661,155
Income taxes                                                                  1,139,679                     799,791
                                                                            -----------                 -----------
                                   NET INCOME                               $ 2,311,083                 $ 1,861,364
                                                                            ===========                 ===========

 Net income per common and common equivalent share                          $      1.18                 $      0.96

Dividends per common share                                                  $      0.35                 $      0.31

Weighted average common shares outstanding                                    1,960,642                   1,933,412

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine months ended September 30,
                                                                               1995                        1994
                                                                          ------------                ------------
OPERATING ACTIVITIES
  Net income                                                              $  2,311,083                $  1,861,364
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                137,500                      90,000
      Provision for depreciation                                               363,054                     433,200
      Amortization of investment security
        premiums and accretion of discounts-net                                 61,754                     122,784
      Amortization of goodwill                                                  30,892                      22,283
      Amortization of branch acquisition premium                                22,249                      22,249
      Increase in interest receivable                                         (317,151)                   (192,942)
      Increase (decrease) in interest payable                                  357,166                     (14,568)
      Other                                                                     82,096                     113,380
                                                                          ------------                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    3,048,643                   2,457,750

INVESTING ACTIVITIES
  Purchases of investment securities                                        (8,993,168)                 (9,153,670)
  Maturities of investment securities                                       10,250,260                   8,917,091
  Purchases of securities available for sale                                (1,438,715)                 (6,093,441)
  Maturities of securities available for sale                                5,182,891                   7,593,939
  Net increase in loans                                                    (12,301,006)                 (8,954,422)
  Purchases of premises and equipment                                         (225,425)                   (268,454)
  Business acquisitions (net of cash and cash equivalents
    acquired of $2,427,440 in 1995)
    Loans                                                                  (24,433,534)                         -0-
    Investment securities - held-to-maturity                                (9,686,714)                         -0-
    Investment securities - available-for-sale                                (839,402)                         -0-
    Premises and equipment                                                    (685,461)                         -0-
    Goodwill                                                                (1,446,346)                         -0-
    Deposits                                                                33,044,661                          -0-
    Other (net)                                                               (226,958)                         -0-
                                                                          ------------                ------------
NET CASH USED BY INVESTING ACTIVITIES                                      (11,798,917)                 (7,958,957)

FINANCING ACTIVITIES
  Increase (decrease) in deposits                                           13,653,297                  (6,623,242)
  Increase (decrease) in notes payable                                         961,023                     (93,182)
  Decrease in guaranteed ESOP obligation                                        42,489                      47,125
  Net proceeds from securities sold under agreement to repurchase            5,550,160                     300,000
  Cash dividends                                                              (707,663)                   (604,454)
  Issuance of common stock in acquisition                                    3,237,404                          -0-
  Proceeds from exercise of stock options                                       64,371                      76,609
                                                                          ------------                ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            22,801,081                  (6,897,144)
                                                                          ------------                ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            14,050,807                 (12,398,351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            16,196,870                  29,678,573
                                                                          ------------                ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 30,247,677                $ 17,280,222
                                                                          ============                ============

Supplemental information:
  Taxes paid                                                             $   1,219,747                $    741,776
  Interest paid                                                              4,768,085                   3,516,369

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries, State Financial Bank and WBAC, Inc. State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. WBAC, Inc. also includes the accounts of its wholly owned subsidiary, Waterford Bank. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994.

NOTE B--ACQUISITION OF WATERFORD BANCSHARES, INC.

         On August 24, 1995, the Company completed its acquisition of Waterford Bancshares, Inc. ("Bancshares") Bancshares was the parent bank holding company of Waterford Bank, Waterford Wisconsin. Pursuant to the Agreement and Plan of Merger, Bancshares was merged into the Company's wholly owned subsidiary, WBAC, Inc., ("WBAC") which has become the resultant owner of Waterford Bank ("Waterford"). In connection with the acquisition, the Company issued 214,871 shares of its common stock with a value of $3,237,000 (net of acquisitions costs to date totalling $85,000), $1,061,844 in two year installment notes, and paid $2,260,401 in cash in exchange for the outstanding common stock of Bancshares. The acquisition was accounted for using purchase accounting. WBAC's consolidated financial condition has been included in the Company's Consolidated Balance Sheet as of September 30, 1995 and WBAC's consolidated results of operation have been reflected in the Company's Consolidated Statements of Income beginning as of the acquisition date. The effects of the acquisition, along with the exercise of 240 officer stock options in the third quarter of 1995, brings the total number of the Company's common shares outstanding at September 30, 1995 to 2,207,807.

         On a pro forma basis, the pro forma net income and net income per common and common equivalent share for the three and nine month periods ended September 30, 1995 and September 30, 1994, after giving effect to the Bancshares' acquisition as if it had occurred on January 1, 1994 would be as follows:


                                                          Nine months ended             Three months ended
                                                            September 30,                 September 30,

                                                          1995           1994           1995           1994
                                                       ----------     ----------     ----------     ----------
 Net income                                             $2,420,975     $1,940,166     $  861,514     $  784,621
 Net income per common and
   common equivalent share                                    1.12           0.90           0.40           0.36

NOTE C--ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

         Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is mainly based on the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The effect of this change on State Financial Bank was immaterial. This evaluation is inherently subjective as it requires material estimates involving the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At September 30, 1995, total assets were $284,851,000 compared to $225,175,000 at December 31, 1994. The acquisition of Waterford added $39,923,000 to the Company's consolidated asset base as of the date of acquisition (August 24, 1995). To fund the acquisition, the Company issued 214,871 shares of common stock with a value of $3,237,000 (net of acquisition costs to date totalling $85,000), $1,062,000 in two year installment notes, and cash payouts of $2,260,000. The Company's asset growth exclusive of Waterford ($19,753,000) came primarily from deposit growth ($13,653,000), substantially all of which occurred in the third quarter of 1995, and proceeds from securities sold under agreement to repurchase ($5,550,000).

         The deposit increase primarily funded the Company's increase in cash and cash equivalents since year end 1994. The composition of the Company's deposit portfolio continues to concentrate in time deposits (consisting of certificates of deposit, individual retirement accounts, and money market accounts). In the first nine months of 1995, time deposits increased $41,072,000 in total and $22,195,000 exclusive of the additional Waterford deposits. The growth, exclusive of Waterford, was primarily due to growth in money market balances resulting from continued deposit attraction to the Company's new money market index account introduced in October 1994 and increases in certificates of deposits due to the Company's attractive rates
offered on special nine and eighteen month terms.   Increases in time deposits
were offset by contraction in savings and demand deposits exclusive of the additional Waterford deposits. Total savings deposits increased $5,808,000 through September 30, 1995. However, Waterford added $10,844,000 to the Company's consolidated savings balances. Exclusive of Waterford, savings decreased $5,036,000 as depositors continue to redeploy balances from savings into time deposits to take advantage of higher interest rates offered in those categories. Demand deposits declined $182,000 in total and $3,505,000 exclusive of Waterford due to cyclical contraction in demand balances.

         The Company continues to experience strong loan demand. Net loan growth of $12,301,000, exclusive of the loans acquired with Waterford, was primarily funded by net maturities of available-for-sale and held-to-maturity investment securities ($5,001,000), and sales of securities sold under agreement to repurchase ($5,550,000).

         Net cash provided by operating activities of $3,049,000 provided funding for the loan growth ($1,750,000) not covered by the aforementioned sources with the remainder used primarily to fund shareholder dividends of $708,000, purchases of premises and equipment of $225,000, and the remaining increase in cash and cash equivalents not funded through deposit growth.

ASSET QUALITY

         At September 30, 1995, non-performing assets increased $1.5 million as compared to June 30, 1995 due to the inclusion of Waterford's non-performing assets ($346,000 at September 30, 1995) for the first time in the Company's consolidated reports and net increases in non-performing loans at State Financial Bank during the third quarter of 1995 primarily related to two credits totalling $1,030,000 placed on nonaccrual status during the quarter. With the non-performing loan increases, the percentage of non-performing loans to total loans increased to 1.37% and non-performing assets to total assets increased to 1.06% at September 30, 1995.

         At September 30, 1995, there were no loans where available information would suggest that such loans were likely to be later included as nonaccrual, past due or restructured with the exception of two loans to unrelated borrowers totalling approximately $250,000 which could be placed on nonaccrual status during the third quarter. Based upon currently available information, the Company does not expect to incur any loss as a result of the liquidation of these loans, if necessary.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                        Sep. 30       Jun. 30       Mar. 31       Dec. 31       Sep. 30
                                                           1995          1995          1995          1994          1994
                                                    -------------------------------------------------------------------
   Nonaccrual loans  . . . . . . . . . . . . . .    $     2,514   $     1,162   $     1,314   $     1,311   $     1,897
   Accruing loans past due 90 days or more . . .              4             2             0             5            18
   Restructured loans  . . . . . . . . . . . . .              0             0             0             0             0
                                                    -------------------------------------------------------------------
   Total non-performing and restructured loans            2,518         1,164         1,314         1,316         1,915
                                                    -------------------------------------------------------------------
   Other real estate owned . . . . . . . . . . .            489           317           219           219             0
                                                    -------------------------------------------------------------------
   Total non-performing assets . . . . . . . . .    $     3,007   $     1,481   $     1,533   $     1,535   $     1,915
                                                    ===================================================================
   Ratios:
     Non-performing loans to total loans . . . .           1.37%         0.74%         0.86%         0.90%         1.38%
     Allowance to non-performing loans . . . . .         108.62        172.68        154.49        150.68        108.15
     Non-performing assets to total assets . . .           1.06          0.63          0.68          0.68          0.87
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

ALLOWANCE FOR LOAN LOSSES

         Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 1995, the Allowance was $2,735,000, an increase of $752,000 from the balance at December 31, 1994. The majority of this increase was due to the addition of Waterford's allowance ($735,000) as part of the acquisition. The remaining change was primarily due to the amount of loan loss provisions exceeding net charge-offs through the first nine months of 1995. In 1995, management increased the amount of monthly loan loss provisions charged to earnings to reflect the increased level of outstanding loans.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.49% at September 30, 1995 compared to 1.36% at December 31, 1994. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 1995.



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

        The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                                          Nine months
                                                                             ended                 Year ended
                                                                         September 30,           Dec. 31, 1994
                                                                              1995
                                                                     ------------------------------------------
                Balance at beginning of period  . . . . . . . .      $            1,983      $            2,084
                Charge-offs:
                   Commercial . . . . . . . . . . . . . . . . .                      15                     115
                   Real estate  . . . . . . . . . . . . . . . .                     111                      59
                   Installment  . . . . . . . . . . . . . . . .                      50                      68
                   Other  . . . . . . . . . . . . . . . . . . .                      32                      38
                                                                     ------------------------------------------

                   Total charge-offs  . . . . . . . . . . . . .                     208                     280
                                                                     ------------------------------------------

                Recoveries:
                   Commercial . . . . . . . . . . . . . . . . .                      57                      18
                   Real estate  . . . . . . . . . . . . . . . .                       0                       0
                   Installment  . . . . . . . . . . . . . . . .                      25                      24
                   Other  . . . . . . . . . . . . . . . . . . .                       6                      17
                                                                     ------------------------------------------
                   Total recoveries . . . . . . . . . . . . . .                      88                      59
                                                                     ------------------------------------------

                Net charge-offs . . . . . . . . . . . . . . . .                     120                     221
                Balance of Waterford's allowance
                  at date of acquisition  . . . . . . . . . . .                     735                     n/a
                Additions charged to operations . . . . . . . .                     137                     120
                                                                     ------------------------------------------
                Balance at end of period                             $            2,735      $            1,983
                                                                     ==========================================
                Ratios:
                   Net charge-offs to
                     average loans outstanding(1) . . . . . . .                    0.10%                   0.16%
                  Net charge-offs to total allowance(1) . . . .                    5.85                   11.14
                  Allowance to period end
                     loans outstanding  . . . . . . . . . . . .                    1.49                    1.36
                                                                     ==========================================
  1.      Annualized

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL

         The Company reported net income of $863,000 for the quarter ended September 30, 1995, an increase of $124,000 or 16.8% from the $739,000 reported for the comparable quarter in 1994. The Company's third quarter results continue to benefit from improvements in net interest income as a result of the continued increase in outstanding loans, and additionally benefitted from the reductions granted by the Federal Deposit Insurance Corporation ("FDIC") in deposit insurance premiums in the third quarter. Third quarter 1995's results are the first to include consolidated amounts from WBAC and its subsidiary Waterford. Under purchase accounting, consolidated operating results from WBAC have been included from the date of acquisition (August 24, 1995) through the end of the period.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 1995 and September 30, 1994 (dollars in thousands):

                                                                    1995                             1994
                                                         -----------------------------   ------------------------------
                                                          Average             Yield/      Average             Yield/
                                                          Balance   Interest   Rate(4)    Balance   Interest   Rate(4)
                                                         ------------------------------  ------------------------------
    ASSETS
    Interest-earning assets:
      Loans (1,2,3) . . . . . . . . . . . . . . . . .    $ 167,254  $   4,085    9.69%     $  138,342  $  3,137   9.00%
      Taxable investment securities . . . . . . . . .       45,768        637    5.52          40,097       502   4.97
      Tax-exempt investment securities (3)  . . . . .       14,227        258    7.19          19,257       323   6.65
      Federal funds sold  . . . . . . . . . . . . . .        9,315        134    5.71           3,311        37   4.43
                                                        -------------------------------  -----------------------------

    Total interest-earning assets . . . . . . . . . .      236,564      5,114    8.58         201,007     3,999   7.89
    Non-interest-earning assets:
      Cash and due from banks . . . . . . . . . . . .       10,995                             12,506
      Premises and equipment, net . . . . . . . . . .        4,443                              4,567
      Other assets  . . . . . . . . . . . . . . . . .        4,031                              3,251
    Less: Allowance for loan losses . . . . . . . . .       (2,317)                            (2,078)
                                                         ---------                         ----------
    TOTAL                                                $ 253,716                         $  219,253
                                                         =========                         ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
      NOW and money market accounts . . . . . . . . .    $  68,645  $     691    3.99%     $   52,100  $    310   2.36%
      Savings deposits  . . . . . . . . . . . . . . .       42,435        296    2.77          52,638       334   2.52
      Time deposits . . . . . . . . . . . . . . . . .       60,507        890    5.84          47,046       512   4.31
      Notes payable . . . . . . . . . . . . . . . . .          127          2    6.83               0         0      0
      Mortgage payable  . . . . . . . . . . . . . . .           65          2   12.21             154         4  10.33
      Securities sold under
        agreement to repurchase . . . . . . . . . . .        6,274         88    5.56             104         1   3.81
                                                        -------------------------------  -----------------------------

    Total interest-bearing liabilities  . . . . . . .      178,053      1,969    4.39         152,042     1,161   3.03
                                                        -------------------------------  -----------------------------

    Non-interest-bearing liabilities:
      Demand deposits . . . . . . . . . . . . . . . .       44,148                             40,613
      Other . . . . . . . . . . . . . . . . . . . . .        2,645                              1,020
                                                         ---------                         ----------

    Total liabilities . . . . . . . . . . . . . . . .      224,846                            193,675
                                                         ---------                         ----------

    Stockholders' equity  . . . . . . . . . . . . . .       28,870                             25,578
                                                         ---------                         ----------

    TOTAL . . . . . . . . . . . . . . . . . . . . . .    $ 253,716                         $  219,253
                                                         =========                         ==========

    Net interest earning and interest rate spread . .               $   3,145  4.19%                   $  2,838   4.86%
                                                                    ================                   ================
    Net yield on interest-earning assets  . . . . . .                          5.27%                              5.60%
                                                                             =======                             ======

-------------------------------

    1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

    2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
    3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
    4.   Annualized

         For the quarter ended September 30, 1995, the Company reported taxable-equivalent net interest income of $3,145,000, an increase of $307,000 or 10.8% from the $2,838,000 reported for the quarter ended September 30, 1994. The increase was due to an increase of $1,115,000 in taxable-equivalent total interest income offset by an increase of $808,000 in total interest expense. The improvement in taxable-equivalent net interest income in the third quarter of 1995 was primarily the result of volume increases in the level of outstanding interest-earning assets offset by higher funding costs resulting from the changing composition of the Company's interest-bearing liabilities between the two periods. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.27% for the quarter ended September 30, 1995 from 5.60% for the third quarter of 1994.

         The increase of $1,115,000 in taxable-equivalent total interest income was primarily the result of a 17.7% increase in the level of average interest-earning assets outstanding for the quarter ended September 30, 1995 over the comparable quarter in 1994, the employment of a greater percentage of interest-earning assets in loans, and the repricing of the Company's interest-earning assets into the generally higher interest rate market over the preceding twelve months. Average loans, which historically are the Company's highest yielding asset category, increased $28,912,000 or 20.9% for the quarter ended September 30, 1995 compared to the third quarter of 1994 with $10,269,000 of this increase due to the inclusion of Waterford in 1995. With this increase, average loans represent 70.7% of interest-earning assets in the third
quarter of 1995 compared to 68.8% for the third quarter of 1994.    In
addition, the Company's fixed loans tended to upwardly reprice over the preceding twelve months which helped to improve the third quarter 1995 taxable-equivalent loan yield to 9.69% from 9.00% for the third quarter of 1994. With these improvements, the overall taxable-equivalent yield on all interest-earning assets increased to 8.58% for the quarter ended September 30, 1995 compared to 7.89% for the quarter ended September 30, 1994.

         These interest income improvements were offset by an increase in the average cost of interest-bearing liabilities due to the general increase in deposit interest rates over the preceding twelve months, a greater percentage of the Company's deposit base in time deposits and money market accounts, and increases in the average level of outstanding securities sold under agreement to repurchase ("Repurchase Agreements") in the third quarter of 1995. As interest rates have increased, depositors have moved balances from lower yielding savings instruments to higher yielding time deposits and money market accounts. For the quarter ended September 30, 1995, average time deposits, NOW and money market accounts accounted for 72.5% of average outstanding interest-bearing liabilities compared to 65.2% for the quarter ended September
30, 1994.    Interest expense also increased as a result of additional interest expense associated with the $6,170,000 increase in the average level of outstanding Repurchase Agreements in the third quarter of 1995 and resulted in $87,000 of additional interest expense during the period. The Company's Repurchase Agreements are primarily generated through local municipalities desirous of additional security on their balances exceeding the level of FDIC insurance coverage. As a result of the aforementioned changes, the cost of the Company's interest- bearing liabilities increased to 4.39% for the quarter ended September 30, 1995 compared to 3.03% for the quarter ended September 30, 1994.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $17,500 in the third quarter of 1995 compared to the third quarter of 1994 primarily due to increased monthly provisions at State Financial Bank to reflect the bank's general increase in the level of loans outstanding.

OTHER INCOME

         Total other income decreased $12,000 or 1.8% for the quarter ended September 30, 1995 compared to the same period in 1994 due to decreases in services charges on deposit accounts, building rent, ATM fees and other income offset by improvements in income from merchant services. The $11,000 decrease in service charges on deposit accounts was primarily due to volume reductions in checks returned due to insufficient funds and accordingly the fees resulting
therefrom.   Building rent income decreased $9,000 due to the Company utilizing
additional space which was previously leased to an external tenant.   ATM fees
decreased $7,000 as one of the Company's automated teller machines was taken out of service in 1995. Other income decreased $10,000 as the Company recorded a gain on the sale of other real estate of $29,000 in third quarter 1994. Exclusive of this unusual item, other income increased $19,000 in the third quarter of 1995 over 1994. The Company began directly originating and selling secondary market mortgage loans in the third quarter of 1995 which resulted in gain from those sales totalling $12,000, accounting for the majority of this improvement. Also improving was merchant services income, increasing $25,000 in the third quarter of 1995 due to volume and rate increases over the preceding twelve months.

OTHER EXPENSES

         Total other expenses increased $72,000 or 3.2% for the three months ended September 30, 1995 compared to the same period in 1994. Salaries and employee benefits increased $130,000 (13.8%), due to the inclusion of Waterford, annual salary adjustments, increases in medical insurance premiums, and additional accruals to the Company's management incentive plan in the third quarter of 1995 as compared to 1994. Expenses related to the Company's merchant services program increased $21,000 due to an increased customer base and rate increases from the Company's service provider. Other expenses increased $83,000 in the third quarter of 1995 compared to 1994 due to write-downs in the value of other real estate write-downs, the inclusion of Waterford, and losses on fixed asset disposals. Offsetting these increases were declines in regulatory agency assessments, net occupancy and equipment expenses, data processing, and office supplies. In the third quarter of 1995, the FDIC reduced the amount assessed for deposit insurance and refunded one third of the second quarter's excess assessment . As a result, regulatory agency assessments decreased $133,000 for the quarter ended September 30, 1995
compared to the similar quarter in 1994.   The $5,000 decline in net occupancy
and equipment expenses was primarily due to reduced depreciation expense resulting from an increase in fully depreciated assets on the Company's books over the preceding twelve months. Data processing expense declined $8,000 due to rate reductions resulting from the Company's renegotiated contract in mid-1994 with its service provider and increased efficiencies obtained from the
consolidation of the Company's banks in June 1994.   The Company's third
quarter 1995 expense for office supplies decreased $20,000 due to the realization of economies resulting from bank consolidation in 1994.

INCOME TAXES

         Income taxes for the quarter ended September 30, 1995 increased $103,000 over the third quarter of 1994. The increase in income tax expense was the result of an increase of $227,000 in income before income taxes and a reduction of $43,000 in tax-exempt income in the third quarter of 1995 as compared to the third quarter of 1994.

RESULTS OF OPERATION - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL

         For the nine months ended September 30, 1995, net income was $2,311,000, an increase of $450,000 or 24.2% over the nine month ended September 30, 1994. The year-to-date results were primarily impacted by the Company's improved net interest income and FDIC insurance reductions.



           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 1995 and September 30, 1994 (dollars in thousands):

                                                                 1995                             1994
                                                      --------------------------        -------------------------

                                                        Average            Yield/        Average            Yield/
                                                        Balance  Interest   Rate(4)      Balance  Interest  Rate(4)
                                                      --------------------------        -------------------------
 ASSETS
 Interest-earning assets:
   Loans (1,2,3) . . . . . . . . . . . . . . . . .     $156,993   $ 11,420  9.73%       $134,280  $  8,882   8.84%
   Taxable investment securities . . . . . . . . .       43,856      1,826  5.57          43,004     1,576   4.90
   Tax-exempt investment securities (3). . . . . .       14,157        753  7.11          19,231       927   6.44
   Federal funds sold  . . . . . . . . . . . . . .        3,573        154  5.76           5,531       151   3.65
                                                      --------------------------        -------------------------
 Total interest-earning assets . . . . . . . . . .      218,579     14,153  8.66         202,046    11,536   7.63
 Non-interest-earning assets:
   Cash and due from banks . . . . . . . . . . . .       10,931                           13,272
   Premises and equipment, net . . . . . . . . . .        4,375                            4,632
   Other assets  . . . . . . . . . . . . . . . . .        3,660                            3,168
 Less: Allowance for loan losses . . . . . . . . .       (2,127)                          (2,074)
                                                      ---------                       ----------
 TOTAL                                                $ 235,418                       $  221,044
                                                      =========                       ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing liabilities:
   NOW and money market accounts . . . . . . . . .    $  62,806  $   1,807  3.85%     $   52,501  $    906   2.31%
   Savings deposits  . . . . . . . . . . . . . . .       41,893        860  2.74          52,884       993   2.51
   Time deposits . . . . . . . . . . . . . . . . .       53,800      2,225  5.53          48,789     1,588   4.35
   Notes payable . . . . . . . . . . . . . . . . .           43          2  6.83               0         0      0
   Mortgage payable  . . . . . . . . . . . . . . .           86          6  9.33             192        14   9.75
   Federal funds purchased . . . . . . . . . . . .          571         27  6.32               0         0      0
   Securities sold under
      agreement to repurchase  . . . . . . . . . .        4,697        198  5.64              35         1   3.82
                                                      --------------------------        -------------------------

 Total interest-bearing liabilities  . . . . . . .      163,896      5,125  4.18         154,401     3,502   3.03
                                                      --------------------------        -------------------------
 Non-interest-bearing liabilities:
   Demand deposits . . . . . . . . . . . . . . . .       42,206                           40,141
   Other . . . . . . . . . . . . . . . . . . . . .        1,648                            1,186
                                                      ---------                       ----------
 Total liabilities . . . . . . . . . . . . . . . .      207,750                          195,728
                                                      ---------                       ----------
 Stockholders' equity  . . . . . . . . . . . . . .       27,668                           25,316
                                                      ---------                       ----------

 TOTAL . . . . . . . . . . . . . . . . . . . . . .    $ 235,418                       $  221,044
                                                      =========                       ==========

 Net interest earning and interest rate spread . .               $   9,028  4.48%                 $  8,034   4.60%
                                                                 ================                 ================

 Net yield on interest-earning assets  . . . . . .                          5.52%                            5.32%
                                                                           ======                           ======

-------------------------------

  1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
  2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
  3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
  4.     Annualized


         For the nine months ended September 30, 1995, the Company reported taxable-equivalent net interest income of $9,028,000, an increase of $994,000 or 12.4% from the $8,034,000 reported for the nine months ended September 30, 1994. The increase was due to an increase of $2,617,000 in taxable-equivalent total interest income offset by an increase of $1,623,000 in total interest expense. The year-to-date increases in taxable-equivalent interest income continue to outpace increases in interest expense and as a result the Company continues to report period to period comparative improvement in its taxable-equivalent yield on interest-earning assets (net interest margin). For the nine months ended September 30, 1995, the Company improved its net margin to 5.52% from 5.32% for the year-to-date 1994 results.

         The $2,617,000 increase in taxable-equivalent total interest income was primarily the result of a 8.2% increase in the level of average interest-earning assets outstanding through the first nine months of 1995 over the comparable period in 1994, the employment of a greater percentage of interest-earning assets in loans, and repricing of the Company's interest-earning assets. Through the first nine months of 1995, average loans increased $22,713,000 or 16.9% over the level of average loans outstanding through the first nine months of 1994 due to strong loan demand over the preceding twelve months. The inclusion of Waterford in 1995 accounted for $3,458,000 of this increase. Average loans account for 71.8% of the Company's average interest-earning assets in 1995 compared to 66.5% in 1994. This increase in outstanding average loans, combined with the repricing of these loans into a higher interest rate environment and the recovery of $72,000 in nonaccrual loan interest during the first quarter of 1995, resulted in a $2,538,000 increase in loan interest income for the nine month period ended September 30, 1995 over the first nine months of 1994. As a result of the repricing of the Company's loans, the year-to-date average yield on the loan portfolio was 9.73% through September 30, 1995 compared to 8.84% through September 30, 1994. The improvement in loan interest, combined with yield enhancements in the Company's investment portfolio due to investment maturities repricing into the higher interest rate environment, have combined to improve the Company's taxable-equivalent yield on interest-earning assets to 8.66% for the nine months ended September 30, 1995 as compared to 7.63% for the comparable 1994 period.

         The Company's deposit portfolio has also been impacted by the increased interest rate environment and as a result, total interest expense increased $1,623,000 or 46.3% in the first nine months of 1995 as compared to the first nine months of 1994. The increase in year-to-date interest expense was primarily the result of changes in the composition of the Company's interest-bearing liabilities and the repricing of its deposits into the increased interest rate environment. Deposit interest expense increased $1,405,000 or 40.3% to $4,892,000 for the nine months ended September 30, 1995 over the comparable 1994 period. This increase was primarily due to depositors shifting balances into higher yielding money market and certificate of deposit instruments from savings deposits as increases in market interest rates have widened the spread between these deposit products. As a result of these deposit composition changes, the Company's total cost of interest-bearing deposits increased to 4.13% through the first nine months of 1995 compared to 3.02% for the first nine months of 1994. Average deposit growth of 2.81% and the interest expense associated with the year-to-date funding cost of the Repurchase Agreements outstanding during the year which were not in place during 1994 also impacted the increase in total interest expense in 1995. The combination of the aforementioned factors has increased the total cost of the Company's interest-bearing liabilities to 4.18% for the first nine months of 1995 from 3.03% for the first nine months of 1994.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $47,500 through the first nine months of 1995 compared to the first nine months of 1994 primarily due to State Financial Bank's increased monthly provisions to reflect the general increase in the level of loans outstanding.

OTHER INCOME

         Other income increased $8,000 or 0.4% for the first nine months of 1995 over the first nine months of 1994. This increase was primarily the result of an increase of $86,000 or 20.0% in merchant service fees due to rate and volume increases over the preceding twelve months offset by a decrease of $62,000 or 7.7% in service charges on deposit accounts. Year-to-date 1995 service charge income was primarily impacted by reduced business service charges resulting from increases in the level of earnings credits provided to business checking accounts due to the general increase in market interest rates and from reduced fee income generated from checks returned for insufficient funds due to volume reductions.

OTHER EXPENSES

         For the first nine months of 1995, total other expenses increased $227,000 or 3.4% over the first nine months of 1994. Salaries and employee benefits increased $327,000 or 11.8% due to the inclusion of Waterford, annual salary adjustments, increases in medical insurance premiums, and additional accruals to the Company's management incentive plan in 1995. Expenses related to the Company's merchant services program rose $88,000 in the first nine months of 1995 due to an increased customer base and rate increases from the service provider. Year-to-date legal and professional fees increased $29,000 through the first nine months of 1995 primarily due to fees incurred in the first quarter associated with the Company's pending acquisition of Waterford Bancshares, Inc. Other expenses increased $104,000 in the first nine months of 1995 due to the increased charge-offs from merchant accounts in the second quarter, valuation adjustments on other real estate, and the inclusion of Waterford. Offsetting these increases were decreases in regulatory agency assessments, data processing, net occupancy and equipment expense, office supplies, and ATM charges. Through the first nine months of 1995, regulatory agency assessments decreased $137,000, data processing expense declined $64,000, net occupancy and equipment expense decreased $70,000, and office supplies decreased $32,000 due to the reasons previously discussed in the comparison of the Company's third quarter results. ATM charges decreased $21,000 due to rate reductions from the Company's service provider.

INCOME TAXES

         Income taxes for the nine months ended September 30, 1995 increased $340,000 as a result of the $790,000 increase in income before income taxes and decrease of $115,000 in tax-exempt income as compared to the nine months ended September 30, 1994.

LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $30,248,000 and $16,197,000 at September 30, 1995 and December 31, 1994, respectively.

CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's
level of capital.   The following table sets forth these requirements and the
Company's ratios at September 30, 1995, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                        Regulatory                 Regulatory
                                                                          Minimum               Well-capitalized
                                                Actual                  Requirement               Requirement
                                           ----------------          -----------------         -----------------
                                                                  (dollars in thousands)

                                           Amount       Percent        Amount    Percent        Amount       Percent
                                           ------       -------        ------    -------        ------       -------
    Tier 1 leverage ratio                 $29,972         11.9%        $7,556       3.0%       $12,593          5.0%

    Tier 1 risk-based capital ratio        29,972         16.3%         7,353       4.0%        11,030          6.0%

    Risk-based capital ratio               32,275         17.6%        14,707       8.0%        18,383         10.0%

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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of September 30, 1995, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     On September 6, 1995, the Company filed a report on Form 8-K in connection with its acquisition of Waterford Bancshares, Inc. which was effective August 24, 1995.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      STATE FINANCIAL SERVICES CORPORATION
                                      (Registrant)



Date: November 6, 1995
      -----------------
                                      By  /s/ Michael J. Falbo
                                          --------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer


Date: November 6, 1995
      -----------------
                                      By  /s/ Michael A. Reindl
                                          --------------------------
                                          Michael A. Reindl
                                          Vice President, Controller, and
                                          Chief Financial Officer