Form 10-K
period 1995-12-31
STATE FINANCIAL SERVICES CORP
filed 1996-03-19
CIK 745614

State Financial Services Corporation
10708 W. Janesville Road
P.O. Box 467
Hales Corners, WI   53130-0467
(414) 425-1600
FAX (414) 425-8939


March 18, 1996

United States Securities and Exchange Commission
450 Fifth Street, N.W.
Washington D.C.  20549

RE:  Form 10-K Annual Report
     State Financial Services Corporation - Commission File No. 0-18166

To Whom It May Concern:

     Filed herewith pursuant to Rule 13a-1 and Regulation S-T is State Financial Services Corporation's Form 10-K for the fiscal year ending December 31, 1995.

     Pursuant to Rule 13a-1, a wire transfer in the amount of $250.00 has been made to the Securities and Exchange Commission in care of Mellon Bank (ABA # 043000261) in payment of the required filing fee. Please charge our account 0000745614 for this fee.

     Certain information is incorporated by reference in the enclosed Form 10-K from Registrant's Annual Report to Shareholders for the year ended December 31, 1995 and the Definitive Proxy Statement for the Registrant's Annual Meeting to be held on April 24, 1996. This electronic submission of Form 10-K includes copies (in electronic format) of the exhibits incorporated by reference therein. A paper copy of State Financial Services Corporation's glossy 1995 Annual Report to Shareholders is being sent to the above-referenced address for your files. Also included with this electronic submission pursuant to Part 232.401 of Regulation S-T is a Financial Data Schedule as of and for the period ended December 31, 1995.

     The financial statements contained in Registrant's 1995 Annual Report do not reflect a change from the preceding year in any accounting principle or practice in the method of applying such principles or practices with the exception of Registrant's adoption effective January 1, 1995 of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan."

Very truly yours,

/s/ Michael A. Reindl
Michael A. Reindl
Senior Vice President, Controller, and Chief Financial Officer



[ARTICLE] 9
[RESTATED] NO

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                      16,107,613
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                             6,540,309
[INVESTMENTS-HELD-FOR-SALE]                 18,857,758
[INVESTMENTS-CARRYING]                      44,225,970
[INVESTMENTS-MARKET]                        44,683,716
[LOANS]                                    185,754,168
[ALLOWANCE]                                  2,711,362
[TOTAL-ASSETS]                             285,037,201
[DEPOSITS]                                 246,217,833
[SHORT-TERM]                                 3,300,160
[LIABILITIES-OTHER]                          2,076,341
[LONG-TERM]                                  1,061,844
[COMMON]                                       264,912
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  32,116,111
[TOTAL-LIABILITIES-AND-EQUITY]             285,037,201
[INTEREST-LOAN]                             15,833,190
[INTEREST-INVEST]                            3,216,002
[INTEREST-OTHER]                               314,111
[INTEREST-TOTAL]                            19,363,303
[INTEREST-DEPOSIT]                           7,029,954
[INTEREST-EXPENSE]                           7,336,142
[INTEREST-INCOME-NET]                       12,027,161
[LOAN-LOSSES]                                  190,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                              9,459,655
[INCOME-PRETAX]                              4,858,427
[INCOME-PRE-EXTRAORDINARY]                   3,279,427
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 3,279,427
[EPS-PRIMARY]                                     1.36
[EPS-DILUTED]                                     1.36
[YIELD-ACTUAL]                                    5.44
[LOANS-NON]                                  1,386,000
[LOANS-PAST]                                     2,000
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                614,000
[ALLOWANCE-OPEN]                             1,982,941
[CHARGE-OFFS]                                  308,994
[RECOVERIES]                                   112,838
[ALLOWANCE-CLOSE]                            2,711,362
[ALLOWANCE-DOMESTIC]                         2,711,362
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0<F1>

<F1>Allowance for loan losses increased $734,577 in third quarter 1995 due to the inclusion of the acquired allowance related to the Company's acquisition of the former Waterford Bancshares, Inc.



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1995
                                -----------------

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 [Fee Required] For the transition period from     to
                                                                  ----    ----
Commission File Number 0-18166


                      STATE FINANCIAL SERVICES CORPORATION
                      ------------------------------------

             (Exact name of registrant as specified in its charter)


                   WISCONSIN                       39-1489983
                   ---------                       ----------

         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)      Identification Number)



          10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN  53130
          -----------------------------------------------------------
             (Address and zip code of principal executive offices)

                                 (414) 425-1600
                                 --------------

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                               $0.10 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---       ----


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1996 was approximately $28,176,912, based on the following assumptions: (1) the market value of the Common Stock of $14.375 per share which was equal to the closing price on the Nasdaq Stock Market on March 12, 1996; and (2) 1,960,133 shares of Common Stock held by nonaffiliates as of March 12, 1996.

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

     As of March 12, 1996, there were 2,650,101 shares of the Registrant's $0.10 par value Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Parts I and II incorporate certain information by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, the ("Annual Report") which is filed as an Exhibit to this Report.

     Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 1996 Annual Meeting of Shareholders (the "Proxy Statement") which is filed as an Exhibit to this Report.

     The Exhibits incorporate certain exhibits by reference from (1) Registrant's Form S-1 Registration Statement filed under the Securities Act of 1933, Registration No. 33-31517, dated October 11, 1989 and the following amendments to said Registration Statement: Amendment No. 1 dated December 6, 1989 and Amendment No. 2 dated March 16, 1990; (2) Amendment No. 3 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-46280, dated May 3, 1992; (3) Registrant's report on Form 8-K dated June 19, 1992 filed under the Securities Exchange Act of 1934; (4) Amendment No. 2 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-59665, dated July 18, 1995; and (6) Registrant's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934 for the years ended December 31, 1991, 1992, 1993, and 1994.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     INDEX
                                     PART I                              Page
                                     ------                              ----

Item  1.  BUSINESS                                                          1
Item  2.  PROPERTIES                                                       10
Item  3.  LEGAL PROCEEDINGS                                                10
Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10


                                    PART II
                                    -------

Item  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS                                      11
Item  6.  SELECTED FINANCIAL DATA                                          11
Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION RESULTS OF OPERATIONS                        11
Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      11
Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                           11


                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               12
Item 11.  EXECUTIVE COMPENSATION                                           12
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                   12
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   12


                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K                                              13
SIGNATURES                                                     Signature Page
EXHIBITS FILED AS PART OF FORM 10-K                             Exhibit Index



                                     PART I
                                     ------

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a bank holding company which owns State Financial Bank ("SFB") and State Financial Bank - Waterford ("SFB - Waterford")
(collectively referred to as the "Banks"). SFB is the entity resulting from the merger in June 1994 of the Company's previous four banks, State Bank, Hales Corners ("State Bank"); University National Bank ("University");
Edgewood Bank ("Edgewood"); and Eastbrook State Bank ("Eastbrook") into State
Bank's charter.   In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was merged into the Company's wholly owned subsidiary, WBAC, Inc. and the name Waterford Bank was changed to State Financial Bank - Waterford. The Company operates SFB - Waterford as a separate banking subsidiary.

ITEM 1.   BUSINESS.
-------   --------

     GENERAL

     SFSC is a Wisconsin corporation headquartered in Hales Corners, Wisconsin. The Company is a bank holding company which owns and operates State Financial Bank with seven full-service locations and State Financial Bank - Waterford. Four of SFB's offices, Hales Corners, Greenfield, Glendale, and Milwaukee are located in Milwaukee County, Wisconsin, the most populous county in the state. Three of SFB's offices; Brookfield, Muskego, and Waukesha are located in
Waukesha County, Wisconsin which is immediately west of Milwaukee County.   In
addition, SFB also operates two loan production offices providing lending outlets to Milwaukee's central city. Waterford is located in northwestern Racine County, Wisconsin which is immediately south of Milwaukee County. The Company was organized in 1984 to become a holding company for the former State Bank. In 1985, State Financial completed its first bank acquisition by purchasing the former University, located on the northeast side of Milwaukee. The acquisition of the former Edgewood in Greenfield, Wisconsin was completed in 1987. In 1988, the former University acquired the deposit liabilities and various fixed assets of the branch facility of St. Francis Savings Bank, SSB located at 2650 North Downer Avenue in Milwaukee. This was the first acquisition of a thrift facility by a bank in Wisconsin. In 1990, State Financial acquired 4.9% of the former Eastbrook, a newly chartered bank located in Brookfield, Wisconsin. State Financial acquired the remaining capital stock of the former Eastbrook in 1992, making it the fourth bank in the holding
company.   In 1993, the former Eastbrook acquired the deposit liabilities and various fixed assets of the branch facility of North Shore Savings, FSB located at 400 E. Broadway in Waukesha, Wisconsin. In 1994, the SFB opened two limited service loan production offices serving Milwaukee's central city to provide borrowers in those areas easier access to the SFB's lending products. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was merged into the Company's wholly owned subsidiary, WBAC, Inc. The Company operates SFB - Waterford as a separate banking subsidiary.

     BUSINESS STRATEGY. SFSC is strongly committed to community banking and places a high degree of emphasis on developing full service banking relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, each office is operated with substantial independence, supported by centralized administrative and operational functions to promote efficiency while permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its own unique market area. To be an effective community bank, SFSC believes the decision-making process must stem primarily from the Banks in their credit decisions and array of products. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

     The Banks seeks to develop and enhance full-service banking relationships through a systematic calling program directed at both existing customers and referral sources from its customer base, attorneys, accountants and business people. The officers and employees of the Banks are actively involved in a variety of civic, charitable and community organizations both as an additional referral source and as service to their respective communities.

     PRODUCTS AND SERVICES. Through the Banks, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market account, certificates of deposit, individual retirement accounts and club accounts. The Banks also offers a variety of annuity and insurance products through its in-house securities representative. The Banks' lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Banks' portfolio. The Banks also provide lines of credit to commercial accounts and to individuals through home equity and credit card plans. The Banks also originate residential real estate loans in the form of fifteen and thirty year fixed rate first mortgages, selling these originations in the secondary mortgage market service released.

     COMPETITION AND MARKET ENVIRONMENT. SFB's' offices are located in the Milwaukee and Waukesha metropolitan area and experience substantial competition from other financial institutions including savings banks, credit unions, non-bank lenders, and consumer finance companies, many of which are substantially larger than the SFB. Within a short distance of SFB, there are numerous other financial institutions. Waterford's office is located in the town of Waterford and experiences substantial competition from other financial institutions including other banks, savings banks, and consumer finance companies located in Waterford and surrounding communities. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours, and other services. The Banks competes for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide borrowers, and the variety of their products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that recent changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a decrease in the level of competition for small to medium sized business customers in the Banks' market areas.

     EMPLOYEES. At December 31, 1995, the Company and the Banks employed 100 full-time and 50 part-time employees. The Company considers its relationships with its employees to be excellent. Each employee who meets the eligibility requirements is entitled to participate in the employee benefit plans of the Company and the Banks, which include plans for group life, accidental death and dismemberment, medical, dental, and long-term disability income insurances; pension, 401(k), and an Employee Stock Ownership Plan ("ESOP"). Further information regarding executive compensation and the Company's benefit plans is incorporated by reference from the Company's definitive Proxy Statement. See
Item 11 of this Form 10-K.

     THE BANKS AND OTHER SUBSIDIARIES

     At December 31, 1995, the SFB (consolidated with its subsidiaries; see "SFB - Other Subsidiaries") had total assets of $237.0 million, net loans of $157.8 million, total deposits of $211.0 million, stockholders' equity of $21.8 million, net income of $3.5 million, and return on average assets of 1.52%. At December 31, 1995, SFB Waterford (consolidated with its subsidiary; see "SFB - Waterford - Other Subsidiaries') had total assets of $43.3 million, net loans of $25.3 million, total deposits of $35.4 million, stockholders' equity of $6.8 million, net income of $0.1 million, and annualized return on average assets of 0.5%. SFB -Waterford's net income and annualized return on average assets represent Waterford's results from the date of its acquisition by the Company (August 24, 1995) to December 31, 1995.

     STATE FINANCIAL BANK. State Financial Bank was organized as a state banking association under the laws of the State of Wisconsin in 1910 under the name State Bank, Hales Corners. In June 1994, the bank's name was changed to State Financial Bank in connection with the merger of the Company's banks into State Bank's charter. SFB conducts business through seven full-service offices and two loan production offices located in Milwaukee and Waukesha Counties. It is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1995, SFB, consolidated with its subsidiaries,
comprised 83.2% of SFSC's consolidated total assets.   The following tables set
forth SFB's full-service and loan production office locations.

FULL-SERVICE OFFICES - STATE FINANCIAL BANK
-------------------------------------------

                                                              Year Acquired by
Community       Address                      Year Originated   State Financial
---------       -------                      ---------------   ---------------

Hales Corners   10708 West Janesville Road         1910              <F2>
Muskego         S76 W17655 Janesville Road         1968              <F2>
Milwaukee       2650 North Downer Avenue           1971              1985
Greenfield      4811 South 76th Street             1978              1987
Glendale        7020 North Port Washington Road    1990              <F2>
Brookfield      12600 West North Avenue            1990              1992
Waukesha        400 East Broadway                  1977              1993

<F2> Organized de novo by SFB or a predecessor thereof.


LOAN PRODUCTION OFFICES - STATE FINANCIAL BANK
----------------------------------------------

Community       Address                       Year Originated
---------       -------                       ---------------

Milwaukee       2314 South 27th Street             1994 <F3>
Milwaukee       2200 North 12th Street             1994 <F3>

<F3> Organized de novo by SFB.

     SFB Other Subsidiaries. SFB has two wholly owned subsidiary corporations which are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of SFB's investment portfolio to enhance the overall return on SFB's investment securities. Hales Corners Development Corporation is a subsidiary which owns the real estate related to the Hales Corners and Muskego offices, seven commercial and residential rental properties located adjacent to the Hales Corners office, one residential rental property in Greenfield, and a vacant piece of land in New Berlin held as a potential branch site.

     State Financial Bank - Waterford. State Financial Bank - Waterford was organized as a state banking association under the laws of the State of Wisconsin in 1906 under the name Waterford Bank. SFSC acquired the common stock of the former Waterford Bank's parent holding company, Waterford Bancshares, Inc. in exchange for a combination of the Company's common stock, cash, and installment notes. Waterford Bancshares, Inc. was merged into the company's wholly owned subsidiary, WBAC, Inc. Following the acquisition, the Company changed Waterford Bank's name to State Financial Bank - Waterford to connect the bank's identity to SFSC. SFB - Waterford operates as a separate banking subsidiary of SFSC from its principal office located at 217 North Milwaukee Street, Waterford, Wisconsin. SFB - Waterford is engaged in general commercial and consumer banking, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. At December 31, 1995, SFB - Waterford, consolidated with its subsidiary, comprised 15.2% of SFSC's consolidated total assets.

     SFB - Waterford Other Subsidiary. SFB - Waterford has a wholly owned subsidiary, Waterford Investment Corporation, formed in 1995 to manage the majority of SFB - Waterford's investment portfolio to enhance the overall return on the bank's investment securities.

     SUPERVISION AND REGULATION

     SFSC and the Banks are subject to regulation under both federal and state law. To the extent that the information given below consists of summaries of statutory provisions, it is qualified in its entirety by reference to the statutory provisions described.

     BANK HOLDING COMPANY REGULATION. SFSC and WBAC, each Wisconsin corporations, are bank holding companies subject to the federal Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Board of Governors of the Federal Reserve Bank ("FRB"). The Holding Company Act requires prior approval of the FRB before a bank holding company can
(1) acquire, directly or indirectly, ownership or control of more than five percent (5%) of the voting stock of a bank; (2) acquire substantially all of the assets of a bank; (3) merge or consolidate with another bank holding company; or
(4) expand its services to include other services closely related to banking.
If the effect of a proposed acquisition, merger or consolidation may be to substantially lessen competition or tend to create a monopoly, the FRB cannot approve the acquisition unless it finds that the anticompetitive effects of the acquisition, merger or consolidation are clearly outweighed by the convenience and needs of the community to be served.

     With certain limited exceptions, the Holding Company Act requires bank holding companies to divest themselves of direct or indirect ownership or control of the voting shares of companies which are neither banks nor bank holding companies. A bank holding company is also prohibited, with limited exceptions, from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank, and from engaging directly or indirectly in activities not closely related to banking or managing or controlling banks. An exception to this prohibition permits ownership of the shares of a company, the activities of which the FRB, after due notice and opportunity for hearing, has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Notwithstanding this exception, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA"), authorizes the FRB to require the divestiture of any nonbank activities where the FRB has reasonable cause to believe that the ownership of such subsidiary or the carrying on of such activities constitutes a serious risk to the financial safety, soundness, or stability of a bank holding company subsidiary bank and is inconsistent with sound banking principles or with the purpose of the Holding Company Act or with the Financial Institutions Supervisory Act of 1966. If ordered, such divestiture or termination would have to be consummated within 180 days or such longer period as the FRB should direct.

     A bank holding company is not permitted to acquire more than five percent (5%) of the voting shares of banks located in another state unless the acquisition of a state bank by an out-of-state bank holding company is specifically authorized by the statutes of the state in which such bank is located. Further, under Section 106 of the 1970 amendments to the Holding Company Act and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the lease or sale of property or the furnishing of services.

     The Federal Change in Bank Control Act generally requires the prior approval of the FRB of any proposed transaction in which a party would (a) be acquiring at least 25 percent of any class of voting securities of a bank holding company (such as SFSC and WBAC), or (b) would, after the transaction, own, control, or hold with power to vote 10 percent or more (but less than 25 percent) of any class of voting securities of the institution, if (I) such institution has registered securities under Section 12 of the Exchange Act; or
(ii) no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Company's Common Stock is registered under Section 12 of the Exchange Act.

     SFSC and WBAC, Inc. are required to file with the FRB an annual report of its operations and the operations of its subsidiaries and significant affiliates. SFSC and the Banks may also be examined by the FRB.

     BANK REGULATION. The Banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     The Banks' deposits are insured under the provisions of the Federal Deposit Insurance Act and they are, therefore, subject to regulation by the FDIC. The Banks are Wisconsin state chartered banks which are not members of the Federal Reserve System ("non-member banks") and are supervised and examined by the Wisconsin Commissioner of Banking ("Wisconsin Commissioner") and the Federal Deposit Insurance Corporation ("FDIC").

     The Federal Deposit Insurance Act requires that the appropriate regulatory authority (the FDIC in the case of state non-member bank such as State Financial
Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office.

     Transactions between a bank and its holding company are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities, and payments of fees or other distributions.

     The FDIC also supervises compliance with the provisions of FIRA. FIRA places restrictions on loans to executive officers and persons owning or controlling more than ten percent of the voting shares of a member bank's stock and to officers, directors or controlling persons of a bank holding company controlling such member bank. Under these restrictions, the aggregate amount of loans to each such executive officer or controlling person, aggregated with loans to any company controlled by, or any political or campaign committee for the benefit of or controlled by, such officer or person, may not exceed the statutory limits on loans to a single borrower (ten percent of paid in and unimpaired capital stock plus ten percent of unimpaired surplus).

     FIRA also provides that any loans to a bank officer, executive officer (as defined to include holding company directors and executive officers) or controlling person, aggregated with loans to that individual's controlled companies or political or campaign committees in excess of $25,000, must be approved in advance by majority vote of the Banks' board of directors, with the interested party abstaining. A controlling person of a bank will be deemed to control another company only if that individual: (1) owns, controls or has the power to vote twenty-five percent or more of the company voting stock; (2) controls the election of a majority of the company's directors; or (3) has the power to exercise a controlling influence over the company's management or policy. In addition, loans to directors, executive officers or controlling persons must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such loans must not involve more than the normal risk of repayment or present other unfavorable features.

     The foregoing provisions relating to loans to executive officers, directors and controlling shareholders are made applicable to state non-member banks and national banks under federal law and regulation.

     FIRA authorizes the appropriate federal bank regulatory agency to assess civil penalties against banks and individuals participating in the affairs of banks for violations of limitations on such loans to insiders and affiliates. Such penalties could amount to $1,000 per day for each violation.

     For purposes of each of these insider provisions, an officer, director, or controlling person of a bank holding company controlling an FDIC-insured bank will be deemed to be an officer, director or controlling person of the insured bank.

     FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989 ("FIRREA"). FIRREA, which was enacted into law in August 1989, significantly expands the regulatory and enforcement powers of all Federal regulatory agencies over the institutions which they regulate. FIRREA significantly expanded the grounds upon which a receiver or conservator may be appointed by the applicable regulatory agency without consent of or notice to the institution. This authority enhances the ability of regulatory authorities to engage in "early intervention"to take control of an institution even though it may not yet be insolvent. Included in the new grounds are "having substantially insufficient capital,"the incurrence or likely incurrence of losses that will deplete all or substantially all of the institution's capital and no reasonable prospect for the capital to be replenished without federal assistance, and a violation of law or regulations which is likely to weaken the condition of the institution.

     Other provisions of FIRREA which affect commercial banks and bank holding companies include immediate authority to acquire healthy or capital-impaired thrift institutions and elimination of cross-marketing restrictions on bank holding companies which own thrift institutions. FIRREA also requires banks in a multibank holding company (such as SFSC) to indemnify the federal deposit insurance fund against losses it incurs with respect to their affiliated banks, which in effect makes the equity investment of a bank holding company in its healthy banks available to the FDIC to assist the holding company's failed or failing bank subsidiaries.

     FIRREA significantly increases the enforcement authority of federal banking regulators. It allows the FDIC to suspend an institution's federal deposit insurance coverage on 10 days prior notice and it increases the FDIC's civil money penalty authority to $25,000 per day per violation or to $1 million per day where such conduct is in "reckless disregard for the safety and soundness of the institution."Authority to impose such penalties is extended to failures to file, the filing of false reports of condition or refusal to permit a regulatory examination. Standards for imposition of penalties and cease and desist orders would be lowered and the range of persons subject to them broadened. Criminal penalties would also be increased and forfeiture would be made available as a sanction for bank property which represents the proceeds of a criminal violation of certain banking statutes.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT ("FDICIA"). In December 1991 FDICIA was enacted, substantially revising the Banks regulatory and funding provisions of the Federal Deposit Insurance Act and several other important federal banking statutes. In general, FDICIA includes provisions, among others, to: (I) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions and to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions pursuant to the prompt corrective action guidelines (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies; including, under certain circumstances, limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions and the ability to require independent audits for banks and thrifts; (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purposes the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") member banks so as to maintain these funds at the designated reserve ratios. In addition, FDICIA removed the previous limit that restricted the FDIC to only two increases in deposit insurance premiums each year; therefore, the FDIC may adopt an increase at any time. The FDIC has adopted a new risk-based premium schedule for deposits insured under the BIF, which includes the Banks' deposits. The new schedule took effect in September, 1995 (retroactively effected to June, 1995) when the FDIC determined that the BIF had reached its required ratio of 1.25% of insured deposits. Like the existing system, the new assessments are based on a combination of a bank's capital condition and supervisory evaluations. Under the new assessment schedule, the risk-based premiums for well-capitalized institutions receiving satisfactory or greater supervisory ratings were reduced to 4 basis points for each $100 of deposits compared to the previous 23.5 basis points per each $100
of deposits.   Due to BIF funding remaining in excess of 1.25% of insured FDIC deposits, the FDIC further reduced the assessment rate for well-capitalized institutions receiving satisfactory or greater supervisory ratings to 0 basis points per each $100 of deposits (subject to a $2,000 minimum annual premium) effective January 1, 1996.

     Pursuant to their statutory mandate, the banking regulators adopted regulations concerning certain of the provisions of FDICIA. Uniform prompt corrective action rules became effective on December 19, 1992. Generally, these rules establish five prompt corrective action capital categories, with certain requirements and limitations imposed on certain of these categories. Generally as a bank's capital ratios decrease, it becomes subject to a series of increasingly restrictive actions, including, if an institution is found to be critically undercapitalized, a restriction on the payment of principal or interest on the institution's subordinated debt. In order to qualify for the "well capitalized" category, an institution must have total risk-based capital in excess of 10.0%, Tier 1 risk-based capital in excess of 6.0%, Tier 1 leverage capital in excess of 5.0% and not be subject to any capital order or directive.

     Future legislative proposals, possibly including substantial restructuring and modernization of financial institution regulations, could, if implemented, have a dramatic effect on both the costs of doing business and the competitive factors facing the Banking industry. In addition, the various banking regulatory agencies may propose additional rules and regulations to implement and enforce existing legislation or establish new requirements. The precise terms or timing of any new legislative or regulatory proposals that might be adopted cannot be predicted by SFSC. Therefore, SFSC is unable to determine as of this date the effect, if any, such proposals would have on its financial condition or future operations.

     REGULATORY CAPITAL REQUIREMENTS. In 1990, the Federal Reserve implemented additional capital requirements calling for risk weights to be assigned to on-and-off balance sheet items in arriving at risk-adjusted total assets.
Effective December 19, 1992, the FRB, the FDIC and the OCC have established five capital levels for financial institutions under its prompt corrective action regulations, as follows: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." This framework is intended to supplement existing supervisory authority and does not limit the regulator's exiting authority under other statutes or regulations to address capital deficiencies or other violations of law. A well capitalized bank or bank holding company must satisfy certain percentage tests and not by subject to any regulatory capital order or directive. To be considered well capitalized, a bank or bank holding company must have a Tier 1 leverage ratio in excess of 5.0%, a Tier 1 risk-based capital ratio in excess of 6.0% and a total risk-based capital ratio in excess of 10.0%. At December 31, 1995, the Company the Banks meet the definition of "well-capitalized"institutions.

     The following table presents the Bank's Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio as of December 31, 1995, compared to the minimum requirements for these ratios and the applicable "well-capitalized"standards. The risk-based capital ratios are based upon Tier 1 capital (which does not include any addition for the allowance for loans losses) and total risk-based capital (which considers the allowance for loans losses as capital to the extent of 1.5% of risk-weighted assets). The Company's consolidated capital ratios can be found in the Annual Report under the caption "Capital Resources."

                               Regulatory Requirements
                               -----------------------

                                                       State   State Financial
                                             Well-   Financial     Bank -
                                 Minimum  Capitalized   Bank      Waterford
                                 -------  -----------   ----      ---------
Tier 1 leverage ratio             3.00%       5.00%     9.08%       13.63%
Tier 1 risk-based capital ratio   4.00        6.00     13.03        22.80
Total risk-based capital ratio    8.00       10.00     14.24        24.08


     COMMUNITY REINVESTMENT ACT OF 1977 ("CRA"). Under CRA, a bank's applicable regulatory authority (the FDIC or the OCC) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares written evaluations of an institution's record of meeting the credit needs of its entire community and assigns a rating.

     SFB has been reviewed for compliance with CRA by the applicable regulatory authority; receiving a "satisfactory" rating for its compliance with CRA. SFB
- Waterford has been reviewed for compliance with CRA by the applicable regulatory authority; receiving an "outstanding" rating for its compliance with CRA.

     DIVIDEND LIMITATIONS. Wisconsin state banks may declare and pay dividends out of undivided profits after all expenses, losses, required reserves, taxes, interest and any required transfers to a surplus fund required under state law. Wisconsin business corporations, such as SFSC, may pay dividends out of unreserved and unrestricted earned surplus, provided they do not render the corporation insolvent.

     Federal regulators have authority to prohibit a bank from engaging in what in their opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of dividends.

     BRANCHING. State banks may establish branches anywhere in Wisconsin (or in any other state with the additional approval of that state's regulator). The establishment of a new branch or the closing of a branch requires regulatory approval.

     INTERSTATE OPERATIONS. In May 1986, the Wisconsin Interstate Banking Act was enacted, which authorizes acquisitions of banks and savings and loan associations in an interstate region consisting of Wisconsin, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri and Ohio, provided reciprocal legislation is in effect in the other state.

     Effective September 29, 1995, Wisconsin adopted new legislation which repealed the former provisions on interstate acquisitions of banks effective January 1, 1987. The previous statute dealt with interstate acquisitions of Wisconsin banks or bank holding companies by bank holding companies located within eight additional regional states (Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio). Under the old statue, a Wisconsin bank could acquire an interest in or merge with one or more "regional" banks, and a Wisconsin bank holding company could acquire an interest in or merge with one or more regional banks or bank holding companies in the defined eight state region. Banks and bank holding companies in the eight state region could also undertake acquisitions and mergers involving Wisconsin banks and bank holding companies. Exercise of these powers by the regional entities was conditioned on compliance with the statutes of the regional state and subject to the approval and regulation by the Wisconsin Commissioner, who could disapprove of any acquisition found not to be in the best interest of the public, or failing to meet other statutory procedures. In addition, regional banks or holding companies could not acquire an entity unless that entity had been in existence for at least five years.

     Under the new statute effective September 29, 1995, future acquisitions of Wisconsin banks by companies located outside the eight-state region are now subject to the prior approval of the Wisconsin Commissioner as well as other limiting provisions of the new statute. This expanded coverage was adopted in response to federal legislation enacted in 1994 which authorized nationwide interstate acquisitions of banks by bank holding companies, effective the same date as the adoption of the new Wisconsin statute. The new statute continues the requirement that in-state banks acquired by out-of-state holding companies must have been in existence and continuous operation for at least five years. Such provision is not applicable to intrastate acquisitions. The new law also prohibits acquisitions that would result in a state-wide deposit concentration of thirty percent or more.

     Wisconsin's previous statute included a provision authorizing the merger of in-state banks with regional state banks. Such provision was omitted from the new statute. Under the federal interstate banking legislation enacted in 1995, interstate bank mergers will generally not be permissible until June 1, 1997, subject to provisions permitting individual states to either "opt-in" or "opt-out" prior to that date. Accordingly, cross border bank mergers are not covered under the new law and are not presently authorized for Wisconsin banks, but may be the subject of future legislation.

     OTHER REGULATION. The activities and operations of the Banks are subject to a number of other federal and state laws and regulations, including, among others, state usury and consumer credit laws, the federal Truth-In-Lending Act and Regulation Z, the federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, antiredlining legislation, the antitrust laws and, in certain respects, federal and state securities laws.

     CROSS REFERENCE TO ANNUAL REPORT

     Certain information required by Industry Guide 3 is included in the Management's Discussion and Analysis included with the Annual Report and is incorporated herein by reference per the following schedule.

                                                              Annual Report
      Guide 3 Heading              Annual Report Heading       Page Number
      ---------------              ---------------------       -----------

  I   Distribution of Assets,
        Liabilities and
        Stockholders' Equity;
        Interest Rates and
        Interest Differential      Income Statement Analysis        3

 II   Investment Portfolio         Investment Activities           10

III   Loan Portfolio               Lending Activities               8

 IV   Summary of Loan              Risk Elements in the
        Loss Experience              Loan Portfolio                 9

  V   Deposits                     Deposits                        12

 VI   Return on Equity and Assets  Income Statement Analysis
                                     and Capital Resources        7,14

     The following schedule of projected loan losses by category for the period January 1, 1996 through December 31, 1996, required by Industry Guide 3 is not included in Management's Discussion and Analysis in the Annual Report (dollars in thousands).

                           Charge-offs     Recoveries         Net
                           -----------     ----------         ---

Commercial                     $135            $15           $120
Installment                     105             20             85
Real estate                      63              5             58
Other                            72              7             65
                               ----            ---           ----

TOTAL                          $375            $47           $328


ITEM  2.  PROPERTIES
--------  ----------

     The following table sets forth the locations of the Company's full-service banking offices.

                                                           Owned/    Lease
Office              Address                      Sq. Feet  Leased   Expires
------              -------                      --------  ------   -------

Hales Corners<F4>   10708 W. Janesville Road      37,000    Owned     n/a
Muskego<F4>         S76 W17655 Janesville Road     2,680    Owned     n/a
Milwaukee           2650 N. Downer Avenue          3,000   Leased    2000
Greenfield<F5>      4811 S. 76th Street            9,000   Leased    2007
Glendale<F6>        7020 N. Port Washington Road   7,500   Leased    2010
Brookfield          12600 W. North Avenue          4,800    Owned     n/a
Waukesha            400 E. Broadway                3,300    Owned     n/a
Waterford           217 N. Milwaukee Street       10,100    Owned     n/a

<F4>  Property is owned by SFB's wholly owned subsidiary, Hales Corners
Development Corporation.

<F5>  SFB leases this property from Edgewood Plaza Joint Venture.  See "Item 1.
Election of Directors-Certain Transactions and Other Relationships with Management Principal Shareholders"in the Company's Proxy Statement for further information. SFB subleases space to two other occupants of Edgewood Plaza. The first sublease covers approximately 1,700 square feet of the floor space of Edgewood Plaza under a lease which expires on November 30, 1997. The other sublease covers approximately 2,500 square feet of the floor space of Edgewood Plaza under a lease which expires on December 27, 1997. In 1993, SFB executed an extension of its lease with Edgewood Plaza which extends the SFB's lease through December, 2007. Under the terms of this extension, SFB will lease approximately 4,100 square feet of the floor space of Edgewood Plaza. The reduction in space under the lease extension is related to Edgewood Plaza's assumption of the space currently sublet by SFB to the two aforementioned tenants of Edgewood Plaza.

<F6>  SFB subleases approximately 1,200 square feet of its space in Glendale to a third party.

     The following table sets forth the locations of the Company's loan production offices.

Office       Address                 Sq. Feet   Owned/Leased     Lease Term
------       -------                 --------   ------------     ----------

Milwaukee    2314 South 27th Street     100        Leased      month to month
Milwaukee    2200 North 12th Street     100        Leased      month to month


ITEM  3.  LEGAL PROCEEDINGS
--------  -----------------

     From time to time, the Company and the Banks are party to legal proceedings arising out of their general lending activities and other operations. However, there are no pending legal proceedings to which the Company or the Banks are a party, or to which their property is subject, which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its consolidated financial position.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------  ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                    PART II
                                    -------
ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------  --------------------------------------------------------------------

     The information contained under the caption "Investor Information" beginning on page 31 of the Annual Report is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA
--------  -----------------------

     The information contained under the caption "Selected Consolidated Financial Data"appearing on page 2 of the Annual Report is incorporated herein by reference.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------  ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The information contained under this caption beginning on page 3 of the Annual Report is incorporated herein by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------  -------------------------------------------

     The Consolidated Financial Statements beginning on page 16 of the Annual Report are incorporated herein by reference.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT
--------  -------------------------------------------------

     The information contained under the captions "Item 1. Election of Directors-Directors"and "Executive Officers" in the Proxy Statement is incorporated herein by reference.

PART 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     The information contained under the caption "Item 1. Election of Directors-Compensation of Executive Officers"in the Proxy Statement is incorporated herein by reference.

PART 12.  SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND BENEFICIAL
--------  -------------------------------------------------------------------
OWNERS
------

     The information contained under the caption "Item 1. Election of Directors-Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

PART 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information contained under the caption "Item 1. Election of Directors-Certain Transactions and Other Relationships with Management and Principal Shareholders"in the Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  Documents filed:

     1.   Financial Statements.  The following Consolidated Financial Statements
          ---------------------
of the Company and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

                                                             Annual Report
                                                                Page #
                                                                ------

     Report of independent auditors                               15

     Consolidated balance sheets -
     December 31, 1995 and 1994                                   16

     Consolidated statements of income -
     Years ended December 31, 1995, 1994, and 1993                17

     Consolidated statements of stockholders' equity -
     Years ended December 31, 1995, 1994, and 1993                18

     Consolidated statements of cash flows -
     Years ended December 31, 1995, 1994, and 1993                19

     Notes to Consolidated Financial Statements                   20


     2.   Financial Statement Schedules.  Schedules to the Consolidated
          ------------------------------
Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   Exhibits.  See Exhibit Index, included as the last pages of this
          ---------
report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year under this report.

(c)  Exhibits:

          See Exhibit Index, which is filed with this Form 10-K following the signature page and is incorporated herein by reference.

(d)  Financial Statement Schedules:

          None.



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
               By:  /s/ Michael J. Falbo
                    --------------------
                    Michael J. Falbo, President and Chief Executive Officer

                    Date: March 12, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL EXECUTIVE OFFICERS

 /s/ Jerome J. Holz
-------------------------
Jerome J. Holz     Chairman of the Board and Vice President      March 12, 1996

 /s/ Michael J. Falbo
-------------------------
Michael J. Falbo   President and Chief Executive Officer         March 12, 1996

 /s/ Michael A. Reindl
-------------------------
Michael A. Reindl  Senior Vice President, Controller,
                   and Chief Financial Officer                   March 12, 1996

DIRECTORS

 /s/ Jerome J. Holz
-------------------------
Jerome J. Holz               Director                            March 12, 1996

 /s/ Michael J. Falbo
-------------------------
Michael J. Falbo             Director                            March 12, 1996

 /s/ Richard A. Horn
-------------------------
Richard A. Horn              Director                            March 12, 1996

 /s/ Barbara E. Holz-Weis
-------------------------
Barbara E. Holz-Weis         Director                            March 12, 1996


-------------------------
Robert R. Spitzer            Director                            March 12, 1996

 /s/ David M. Stamm
-------------------------
David M. Stamm               Director                            March 12, 1996




                      STATE FINANCIAL SERVICES CORPORATION

                                 EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 1995

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are no applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.


Exhibit
Number    Description
------    -----------

    3.1 Articles of Incorporation of the Registrant as Amended and Restated effective April 21, 1993.<F13>

    3.2 Bylaws of Registrant, as amended and restated effective February 24, 1993.<F7>

   10.1 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (10708 West Janesville Road, Hales Corners, Wisconsin).<F8>

   10.2 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (S76 W17655 Janesville Road, Muskego, Wisconsin).<F9>

   10.3 Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint Venture (4811 South 76th Street, Greenfield, Wisconsin).<F9>

   10.6 Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin).<F9>

   10.7 Deferred Compensation Agreement between Registrant and Jerome J. Holz dated December 6, 1980.<F9>

   10.10 Employee Stock Ownership Plan and Employee Stock Ownership Trust Agreement.<F10>

   10.13 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin)<F11>

   10.14 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated.<F12>

   10.15 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992.<F7>

   10.16 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. Dated April 12, 1995.<F14>

   13 Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995.

   22     Subsidiaries of Registrant.

   24     Consent of Ernst & Young LLP.

   99.1 State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993.<F7>

   99.2 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993.<F7>

   99.3 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994.<F15>

   99.4 Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 24, 1996.


<F7> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.

<F8> Incorporated by reference from Registrant's registration statement on Form
S-1, Registration Number 33-31517 (the "Form S-1") (dated October 11, 1989).

<F9> Incorporated by reference from Amendment No. 1 to the Form S-1 (dated
December 6, 1989).

<F10> Incorporated by reference from Amendment No.2 to the Form S-1 (dated March
6, 1989).

<F11> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.

<F12> Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to
Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.

<F13> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.

<F14> Incorporated by reference from Amendment No. 2 to the Form S-4 (dated July
18, 1995).

<F15> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

     The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.






EXHIBIT 13
                      STATE FINANCIAL SERVICES CORPORATION
                               1995 ANNUAL REPORT

PROFILE:
 In 1995, State Financial Services Corporation (the "Company") based in Hales Corners, Wisconsin became a multi bank holding company with the acquisition of the former Waterford Bancshares in August. The Company owns and operates State Financial Bank ("SFB") with seven offices located in the Milwaukee and Waukesha areas and State Financial Bank-Waterford ("Waterford") with one office in Waterford (collectively referred to as the "Banks").

 Each of our member banks is built on the traditions of community banking.
This is more a statement of commitment than of size. The Company believes not only in superior customer service but in rolling up our sleeves and becoming involved in the community. Employees from all areas of SFB and Waterford volunteer their time and talents to assist where we can in the neighborhoods we serve.

 At December 31, 1995, the Company had total assets of $285,037,000, total loans of $185,754,000, total deposits of $246,218,000, and total equity of $32,381,000. The Company's stock is traded on the Nasdaq Stock Market under the symbol "SFSW."

 In an ever changing industry with broader reaching competition and escalating uses of technologically based delivery systems, SFB and Waterford remain committed to providing the products and services our customers need without losing sight of the "person" in personalized service. The Company and the Banks focus on PUTTING PEOPLE FIRST.


TABLE OF CONTENTS
Letter to Shareholders................................... page 1
Selected Consolidated Financial Data..................... page 2
Management's Discussion and Analysis of Financial
 Condition and Results of Operations .................... page 3
Report of Management..................................... page 15
Report of Independent Auditors........................... page 15
Consolidated Balance Sheets.............................. page 16
Consolidated Statements of Income........................ page 17
Consolidated Statements of Stockholders Equity........... page 18
Consolidated Statements of Cash Flow..................... page 19
Notes to Consolidated Financial Statements............... page 20
Investor Information..................................... page 32
Directors and Officers................................... inside back cover




                                             LETTER TO THE SHAREHOLDERS
A Road Map to Success:

Dear Stockholders:
 As we mapped out the direction of State Financial Services Corporation for 1995 we set goals which were challenging yet attainable. We're pleased to report we not only achieved those goals but surpassed them. Record earnings in 1995 have enabled us to increase the cash return to our stockholders for the seventh consecutive year. The road to this success has been paved with opportunity, hard work, and diligence.

 In 1995, we reported net income of $3,279,000 for a 1.33% return on average assets and an 11.22% return on average equity. Total assets were $285,037,000 at December 31, 1995, a $59.9 million increase from year end 1994. Our desire is to increase assets through a combination of internal growth and acquisitions. We are pleased to report successes in both of these areas during 1995. Internally, assets increased $19.4 million or 8.6% over year end 1994. In an intensely competitive market, we are elated with the efforts put forth by our employees which produced 1995's internal growth results. Community banking and personal service go hand in hand at State Financial Services Corporation. Our 1995 internal growth results reinforce the belief that our community banking opportunities will not only continue, but will flourish as we reinforce in the marketplace the foundations on which State Financial Services Corporation and its member banks are built - personal attention and quality of service.

 Acquisitions also played an important role in our 1995 asset growth. In August, we completed the acquisition of Waterford Bank which added $40.5 million to our consolidated asset base. This acquisition pointed toward immediate opportunity in Waterford for State Financial Services Corporation. The signs of success in Waterford were readily apparent. As we expected, this acquisition proved to be an ideal compliment to the State Financial Services team of community banks. The blending of the two entities steered our stockholders in a positive direction with no dilution in stock value realized after the purchase. Established in 1906, Waterford Bank was also built on the tradition of community banking. We wish to continue the community banking traditions established by Waterford Bank, augmenting these traditions with enhancements in data processing systems which will improve the delivery of products and services to the Waterford area. The outlook for our newest addition is quite favorable.

 This past year we built new avenues to improved products and services for customers while providing your company greater income potential and greater efficiencies. Our Secondary Mortgage Market Program was implemented. Previously long term financing requests were referred to an outside company. Now we have the ability to process these requests in house. We are optimistic regarding our initial success and look toward promising growth in this area.

 Automation was the next step in our continuous drive to improve. In 1995, we installed new computer hardware and software designed to enhance the level of service our personal bankers and loan officers provide our customers. Expanded automation allows us to maximize efficiency of operations while improving service delivery to our customers. Each of our State Financial Bank offices is now equipped with enhanced tools to ensure our customers receive the maximum benefit from their relationship with our organization.

 A new delivery system was also made available to our customers with the introduction of the Access Line. Through the Access Line, our customers now have the ability to use the telephone to access their account information 24-hours a day, 365 days a year. While it is important to provide the services our customers need and want, we have approached the era of technology as enhancements to, and not replacements of, our traditional personal service. Our focus is always on people. Personalized customer service has been the reason for our success as a community bank and will continue to be the foundation upon which State Financial Services Corporation is built. Merging new technology with our traditions of superior personal service is vital as we map out new routes to product delivery.

 With experience from the past and our eyes set toward the future, we're encouraged about the roads not yet taken for State Financial Services Corporation. We are in the process of formally updating our long range plan, charting the future course of our organization. The focus of this update is to maximize the opportunities presented by an increasingly aggressive marketplace. We temper our enthusiasm for past success with the knowledge that competition remains strong. No longer do we simply look next door but to distances far reaching our own market area to monitor the financial industry landscape. We're confident the community banking niche for State Financial Services Corporation and its member banks will become even more defined and rewarding in the years to come as we blend the opportunities presented by technological enhancements with our traditions of personalized service.

 With the continued support of our stockholders, the wisdom of our directors, and the commitment of our staff, we enthusiastically approach another year with the conviction to compete in an ever changing industry without losing focus of providing quality service. State Financial Services Corporation and its member banks, WE ALWAYS PUT PEOPLE FIRST.

Sincerely,

/s/J.J. Holz                            /s/Michael J. Falbo
J.J. Holz                               Michael J. Falbo
Chairman of the Board                   President and Chief Executive Officer



STATE FINANCIAL SERVICES CORPORATION
MANAGEMENT'S DISCUSSION

SELECTED CONSOLIDATED FINANCIAL DATA
 The following table sets forth selected financial data of State Financial Services Corporation (hereinafter referred to as the "Company") and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):

                            As of or for the year ended December 31,<F16>
                            --------------------------------------------

                             1995       1994      1993       1992       1991
                             ----       ----      ----       ----       ----

CONDENSED INCOME STATEMENT:
Total interest income
 (taxable equivalent)<F17> $19,782    $15,701   $14,820    $14,871    $16,315
Total interest expense       7,336      4,773     4,853      5,972      7,885
                           -------    -------   -------    -------    -------

Net interest income         12,446     10,928     9,967      8,899      8,430
Provision for loan losses      190        120       147        133        240
Other income                 2,481      2,438     2,234      2,045      2,051
Other expenses               9,460      8,956     8,437      7,767      7,397
                           -------    -------    ------      -----      -----

Net income before
  income taxes               5,277      4,290     3,617      3,044      2,844
Income taxes                 1,579      1,010       876        562        408
Less taxable equivalent
  adjustment                   419        473       466        399        386
                               ---        ---       ---        ---        ---

Net income                 $ 3,279    $ 2,807   $ 2,275    $ 2,083    $ 2,050
                           -------    -------   -------    -------    -------

PER SHARE DATA<F18>:
Net income                 $  1.36    $  1.21   $  1.06    $  1.31   $   1.35
Cash dividends declared<F19>  0.39       0.35      0.33       0.28       0.27
Book value                   12.23      10.98     10.43       9.90       8.85

BALANCE SHEET TOTALS (AT PERIOD END):
Total assets               285,037    225,175   226,124    202,977    179,251
Loans, net of unearned
  discount                 185,754    143,813   130,254    119,930    113,390
Allowance for loan losses    2,711      1,983     2,084      2,051      1,990
Deposits                   246,218    197,401   199,768    182,297    160,810
Long-term debt               1,062        115       228      2,905      3,076
Stockholders' equity        32,381     26,169    24,756     16,593     13,504

FINANCIAL AND REGULATORY RATIOS:
Asset growth                 26.58%    (0.42)%    11.40%     13.24%      2.93%
Return on average assets      1.33       1.27      1.09       1.10       1.18
Return on average equity     11.22      11.02     10.33      13.90      16.16
Dividend payout ratio        29.50      29.12     31.78      24.22      17.75
Tier 1 risk-based
  capital ratio              16.06      17.60     16.62      11.70      11.35
Leverage ratio               10.95      11.75     10.79       8.31       7.50
Allowance for loan losses to
  non-performing loans      195.32     150.68     97.79     111.89     106.30
Non-performing assets
  to total assets             0.65       0.68      0.95       1.14       1.37
Net charge-offs to
  average loans               0.12       0.16      0.09       0.32       0.35
                              ----       ----      ----       ----       ----


<F16>Amounts include balances and results of operations of WBAC, Inc. and its subsidiary Waterford Bank since the effective date of its acquisition by the Company on August 24, 1995, the former Eastbrook State Bank since the effective date of its acquisition by the Company on July 16, 1992, and the acquisition of customer deposits and fixed assets in August, 1993. See Note 2 to the Consolidated Financial Statements.

<F17>Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Company's historical experience, is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

<F18>All per share information presented in this report has been retroactively restated to give effect to a 20% stock dividend, declared in January, 1996, and to give effect to a 20% stock dividend, declared in March 1993, as if both had occurred as of January 1, 1991.

<F19>The information in this table is retroactively restated to give effect to the plan of common stock reclassification, which occurred on June 10, 1992, as if it had occurred as of January 1, 1991.

SELECTED QUARTERLY FINANCIAL DATA
 The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data).

                                1995                           1994
                     --------------------------     --------------------------
                    12/31    9/30   6/30   3/31    12/31   9/30    6/30   3/31
                    -----    ----   ----   ----    -----   ----    ----   ----

Interest income    $5,513  $5,010 $4,506 $4,334   $4,057 $3,873  $3,726 $3,572
Interest expense    2,211   1,969  1,695  1,461    1,272  1,160   1,143  1,198
                    -----   -----  -----  -----    -----  -----   -----  -----

Net interest income 3,302   3,041  2,811  2,873    2,785  2,713   2,583  2,374
Provision for
  loan losses          52      48     45     45       30     30      30     30
Other income          625     655    605    596      590    667     613    568
Other expense       2,467   2,348  2,303  2,342    2,189  2,276   2,254  2,237
                    -----   -----  -----  -----    -----  -----   -----  -----
Income before taxes 1,408   1,300  1,068  1,082    1,156  1,074     912    675
Income taxes          440     437    354    348      210    335     275    190
                      ---     ---    ---    ---      ---    ---     ---    ---

Net income         $  968  $  863 $  714 $  734   $  946 $  739  $  637 $  485
                   ------  ------ ------ ------   ------ ------  ------ ------

Net income
  per share        $ 0.37  $ 0.36 $ 0.31 $ 0.32   $ 0.41 $ 0.32  $ 0.28 $ 0.20
Dividends per share  0.10    0.10   0.10   0.09     0.09   0.09    0.08   0.08
                     ----    ----   ----   ----     ----   ----    ----   ----



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
 The following discussion is intended as a review of the significant factors affecting the Company's financial condition and results of operations as of and for the year ended December 31, 1995, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

 On August 24, 1995, the Company acquired Waterford Bank ("Waterford").   On
July 16, 1992, the Company acquired the former Eastbrook State Bank ("Eastbrook") which is now SFB's Brookfield office. Because both of these acquisitions were accounted for as purchases, the results of Waterford and Eastbrook are included in the Company's results from their respective acquisition dates. Accordingly, the Company's Consolidated Statements of Income, and related schedules in Management's Discussion and Analysis of Financial Condition and Results of Operations include Waterford results from August 24 through December 31, 1995. Eastbrook results are included for the full years 1995, 1994, and 1993. Operating results presented for the year ended December 31, 1992 include Eastbrook's results from July 16 through December 31.

 In August, 1993 the Company acquired the deposits and certain fixed assets of a competing financial institution's Waukesha office in a transaction accounted for as a purchase (the "Waukesha Office"). Accordingly, the financial results associated with this acquisition are included in the Company's results from the date of acquisition.

 The Company's Balance Sheet Analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations include Waterford at December 31, 1995; the Waukesha Office at December 31, 1995, 1994, and 1993; and Eastbrook at December 31, 1995, 1994, 1993, and 1992. Any balance sheet information presented for years prior to 1995 does not include figures for Waterford. Any balance sheet information presented for years prior to 1993 does not include figures for the Waukesha Office. Any balance sheet information presented for years prior to 1992 does not include figures for Eastbrook.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME
 Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measurement of the Company's effectiveness in managing its interest rate sensitivity. In 1995, the Company's taxable-equivalent net interest income increased $1,518,000 (13.9%) to $12,446,000. Average interest-earning assets increased $26,290,000 (13.0%) in 1995. The Waterford acquisition increased the Company's average interest-earning assets by $13,294,000 with the remaining increase the result of asset growth at State Financial Bank in 1995. Due to volume increases and changes in the composition of the Company's asset base, the Company's taxable-equivalent net interest income improved $1,563,000 in 1995. Changes in interest rates resulted in increased interest income and interest expense during 1995 as fixed rate maturities on both sides of the balance sheet upwardly repriced. The combined impact of changing interest rates on the Company's taxable equivalent net interest income was a modest $45,000 decrease for the year due to the Company's well-matched interest-sensitive position during the year.

 The increased volume in and changing composition of the Company's interest-earning assets were the keys to the Company's improved net interest margin in
1995.   Due to strong loan demand throughout the year, the percentage of interest-earning assets deployed in loans continued to increase in 1995. Average loans outstanding increased $27,673,000 (20.3%) due to the loan growth at State Financial Bank ($18,494,000) and the acquisition of Waterford ($9,179,000). As a result of these increases, the Company's average loans, as a percentage of average interest-earning assets, increased to 71.6% for the year ended December 31, 1995 compared to 67.3% for the year ended December 31, 1994. Loans historically are the Company's highest yielding asset category. By increasing the level of interest-earning assets deployed in loans, the Company improved its yield on interest-earning assets to 8.64% for the year ended December 31, 1995 from 7.75% for the year ended December 31, 1994.

 The volume and composition changes of the Company's interest-earning assets were sufficient to keep pace with increased cost of funds during 1995 to maintain the Company's net interest margin. The Company's cost of funds increased to 4.24% in 1995 from 3.11% in 1994. Changes in the composition of interest-bearing liabilities and intense deposit competition, which resulted in higher deposit rates in 1995, were the main reasons for the increased funding cost. As deposit rates have increased in 1995, depositors have shifted balances into higher cost time deposit categories. In 1995, average time deposits accounted for 33.7% of the Company's average interest-bearing liabilities compared to 31.6% in 1994. Additionally, the continued popularity of the Company's Money Market Index Account, introduced in October, 1994, attracted balances to this higher paying deposit product increasing the Company's cost of funds. Average Now and money market accounts represented 38.5% of the Company's average interest-bearing liabilities in 1995 compared to 34.5% in 1994. As a result of these changes, the net interest earnings and interest rate spread declined to 4.40% in 1995 from 4.64% in 1994. However, the interest-earning asset volume increases and composition changes were sufficient to offset the narrower spread, improving the Company's net yield on interest-earning assets (net interest margin) to 5.44% in 1995 from 5.39% in 1994.

 For the year ended December 31, 1994, the taxable-equivalent net interest income increased $961,000 (9.6%) compared to the year ended December 31, 1993. The increase was primarily due to asset volume increases resulting from the full year's inclusion of the Waukesha office acquired in August, 1993.

 The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the years ended December 31, 1995, 1994, and 1993 (dollars in thousands):

                                                   1995                             1994                          1993
                                             --------------------             -----------------                -----------

                                      AVERAGE            YIELD/%       AVERAGE            Yield/%       Average             Yield/%
                                      BALANCE  INTEREST    RATE        BALANCE    Interest  Rate        Balance    Interest   Rate
                                      -------  --------    ----        -------    --------  ----        -------    --------   ----

ASSETS
Interest-earning-assets:
 Loans <F20><F21><F22>               $163,909   $15,897    9.70%      $136,236    $12,153   8.92%      $122,315    $11,151    9.12%
Taxable investment securities          44,722     2,527    5.65%        42,519      2,126   5.00%        41,663      2,239    5.37%
Tax-exempt investment securities<F22>  14,735     1,044    7.09%        18,211      1,196   6.57%        14,812      1,124    7.59%
Federal funds sold                      5,502       314    5.71%         5,612        226   4.03%        10,622        306    2.88%
                                        -----       ---    ----         ------      -----   ----        -------     ------    ----

Total interest-earning-assets         228,868    19,782    8.64%       202,578     15,701   7.75%       189,412     14,820    7.82%
                                      -------    ------    ----        -------     ------   ----        -------     ------    ----

Non-interest-earning assets:
 Cash and due from banks               12,179                           12,948                           13,591
 Premises and equipment, net            4,541                            4,604                            4,697
 Other assets                           4,187                            3,129                            3,080
Less allowance for loan losses        (2,278)                          (2,073)                          (2,070)
                                      -------                          -------                          -------

TOTAL                                $247,497                         $221,186                         $208,710
                                      -------                          -------                          -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 NOW and money market accounts       $ 66,520   $ 2,562    3,85%      $ 52,963    $ 1,303   2.46%      $ 54,251    $ 1,346    2.48%
Savings deposits                       42,790     1,184    2.77%        51,871      1,314   2.53%        47,526      1,371    2.88%
Time deposits                          58,322     3,283    5.63%        48,509      2,134   4.40%        45,451      2,037    4.48%
Notes payable                             314        20    6.37%             0          0   0.00%           897         72    8.03%
Mortgage payable                           66         7   10.61%           176         17   9.66%           296         27    9.12%
Federal funds purchased                   427        28    6.56%             0          0      0%             0          0       0%
Securities sold under
 agreement to repurchase                4,490       252    5.61%           102          5   4.90%            10          0 nmf<F23>
                                      -------     -----    ----        -------      -----   ----        -------      -----  -------
Total interest-bearing liabilities    172,929     7,336    4.24%       153,621      4,773   3.11%       148,431      4,853    3.27%
                                      -------     -----    ----        -------      -----   -----       -------      -----  ------

Non-interest-bearing liabilities:
 Demand deposits                       43,555                           40,852                           37,083
Other                                   1,781                            1,246                            1,162
                                      -------                          -------                          -------
Total liabilities                     218,265                          195,719                          186,676
                                      -------                          -------                          -------

Stockholders' equity                   29,232                           25,467                           22,034
                                      -------                          -------                          -------

TOTAL                                $247,497                         $221,186                         $208,710
                                      -------                          -------                          -------

Net interest earning and
 interest rate spread                           $12,446    4.40%                  $10,928   4.64%                  $ 9,967    4.55%
                                                 ------    ----                    ------   ----                    ------    ----

Net yield on
  interest-earning assets                                  5.44%                            5.39%                             5.26%
                                                           ----                             ----                              ----


<F20>For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

<F21>Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

<F22>Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.

<F23>Not meaningful.

 The following table presents the amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities (dollars in thousands). The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial rate constant) and the changes related to average interest rates (changes in average rate holding the initial balance constant). Changes attributable to the combined impact of volume and rate have been allocated proportionately to change due to volume and change due to rate.

                           1995 COMPARED TO 1994       1994 Compared to 1993
                         INCREASE/(DECREASE) DUE TO  Increase/(Decrease) Due to
                         --------------------------   ------------------------
                          VOLUME     RATE       NET    Volume     Rate     Net
                          ------     ----       ---    ------     ----     ---
Interest earned on:
 Loans<F24><F25>          $2,617   $1,127    $3,744    $1,251   $(249)  $1,002
Taxable investment
  securities                 114      287       401        45    (158)    (113)
Tax-exempt investment
  securities<F25>           (241)      89      (152)      236    (164)      72
Federal funds sold            (4)      92        88      (175)     95      (80)
                           -----    -----     -----     -----    -----    -----

Total interest-earning
  assets                   2,486    1,595     4,081     1,357    (476)     881

Interest paid on:
 NOW and money market
 accounts                    393      866     1,259       (32)     (11)    (43)
Savings deposits            (245)     116      (129)      118     (175)    (57)
Time deposits                482      666     1,148       134      (37)     97
Notes payable, mortgage
 payable,
 and securities sold
 under agreement
 to repurchase               293       (8)      285       (73)      (4)    (77)
                           -----    -----     -----     -----   ------   -----

Total interest-bearing
 liabilities                 923    1,640     2,563       147     (227)    (80)
                           -----    -----     -----     -----    -----   -----

Net interest income       $1,563  $   (45)   $1,518    $1,210   $ (249) $  961
                           -----    -----     -----     -----    -----   -----


<F24> Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

<F25>Taxable-equivalent adjustments are made in calculating interest income using a 34% rate for all years presented.

PROVISION FOR LOAN LOSSES
 The provision for loan losses which is charged to earnings is determined as a result of a quarterly analysis of the Company's loan portfolio, including the amount of net charge-offs incurred during the period, collateral value, the remaining balance in the allowance, and management's analysis of risk inherent in the portfolio. Management's risk analysis incorporates loan classifications assigned by lending personnel and as the result of examinations conducted by the Company's internal loan review officer. The Company's lending personnel and internal loan review officer review all significant nonhomogeneous loans for adverse situations that may affect the borrower's ability to repay. If it appears probable that the borrower will be unable to make scheduled principal and interest payments, an allowance is established based on the difference between the carrying value and the anticipated cash flows discounted at the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans. For homogeneous loans, the allowance is based on the loan classification and historical loss experience for each classification. The provisions for loan losses were $190,000, $120,000, and $147,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The increased provisions in 1995 were the result of increased provisions at SFB ($60,000) to reflect the general increase in the level of loans outstanding and the addition of Waterford and its provisions ($10,000) since the date of acquisition.

OTHER INCOME
 In 1995, other income increased $43,000 (1.8%), $29,000 of which was due to the Waterford acquisition. Other income increased $204,000 (9.1%) in 1994 as compared to 1993. The composition of other income is shown in the following table (dollars in thousands).

                                                 Year ended December 31,
                                                 -----------------------

                                             1995          1994        1993
                                             ----          ----        ----

   Service charges on deposit accounts     $  992        $1,068      $1,106
   Merchant services                          715           607         453
   Building rent                              223           240         199
   ATM service charges                        205           215         178
   Investment securities losses                 0           (10)          0
   Other                                      346           318         298
                                            -----         -----       -----

   Total other income                      $2,481        $2,438      $2,234
                                            -----         -----       -----



 Service charges on deposit accounts decreased $76,000 (7.1%) in 1995 and $38,000 (3.4%) in 1994. Declines in business service charges accounted for $54,000 of the 1995 decline. The average earnings credit rate provided to business accounts, a derivative of Treasury rates, increased in 1995 compared to 1994 and was the main reason for the 1995 decline. The remaining decrease in 1995 service charges was related to decreases in personal service charge income, resulting primarily from continued account consolidation, and decreased volume in the amount of checks returned for insufficient funds and the resultant fees therefrom. The decline in 1994 service charge income was mainly the result of a greater number of customers taking advantage of additional methods available to reduce service charges than in previous years resulting from the unification of SFB's deposit products concurrent with the consolidation of the four previously separate bank charters in June, 1994.

 Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category increased $108,000 (17.8%) in 1995 and $154,000 (34.0%) in 1994 due to volume increases and rate adjustments in each respective year.

 Building rent income decreased $17,000 (7.1%) in 1995 due to the Company's assumption in August of additional office space previously leased to outside tenants. In 1994, building rent income increased $41,000 (20.6%) due to the full year's impact of rental income associated with new subleases entered into during 1993 at both the Glendale and Greenfield office locations.

 ATM service charges are the fees received from other institutions resulting from their customers' usage of the Company's automated teller machines. As of December 31, 1995, the Company owns eleven automated teller machines. In early 1995, the Company lost one of its high volume locations due to a business closing. This machine was ultimately relocated to another location later in the year, however the volume at this new location is currently below the volume at the former location. As a result, ATM service charges declined $10,000 (4.7%) in 1995. The increase of $37,000 (20.8%) in ATM service charges during 1994 relates to the installation of an additional machine and to increased usage of the Company's existing machines during the year.

 The Company incurred no gains or losses from investment security sales in 1995. The Company sold one investment security during 1994 at a loss of $10,000 in order to deploy the proceeds from the sale in alternative investments yielding a higher return. The security sold was classified as available-for-sale.

 Other income increased $28,000 in 1995 due to the origination and sale of secondary market mortgages and increased investment services commissions. In third quarter 1995, the Company began directly originating fixed rate mortgage loans and selling these loans and the related servicing to loan correspondents, which accounted for approximately $19,000 of the increase in other income. The addition of a second investment sales representative and increased sales volume resulted in increased investment services commissions in 1995 of $30,000. Offsetting these improvements was the absence of any sales of other real estate in 1995 as compared to 1994 when the Company recorded a gain from an other real estate sale. In 1994, other income increased $20,000 primarily due to increases in the income reported from the sales of cashier's checks, money orders, travelers' checks, and related products.

OTHER EXPENSES
 Other expenses increased $504,000 (5.6%) for the year ended December 31, 1995 and $519,000 (6.2%) for the year ended December 31, 1994. The inclusion of Waterford's results accounted for $422,000 of the other expense increase in 1995. The major components of other expenses are detailed in the following table (dollars in thousands).

                                               Year ended December 31,
                                               -----------------------

                                           1995           1994           1993
                                           ----           ----           ----

     Salaries and employee benefits      $4,101         $3,633         $3,326
     Net occupancy and equipment          1,805          1,715          1,640
     Data processing                        544            609            644
     Legal and professional                 327            289            301
     Merchant services                      620            519            393
     Regulatory agency assessments          229            443            408
     Other                                1,834          1,748          1,725
                                          -----          -----          -----

     Total other expenses                $9,460         $8,956         $8,437
                                          -----          -----          -----


 Salaries and employee benefits increased $468,000 (12.9%) in 1995. Of this increase, $128,000 relates to the inclusion of Waterford's results in 1995. Absent Waterford, salaries and employee benefits increased $340,000 (9.4%) in 1995 due to normal salary adjustments, a greater number of employees eligible for pension benefits, increased medical insurance premiums, and increases in the
amounts awarded as management incentives.   In 1994, salaries and employee
benefits increased $307,000 (9.2%). Of this increase, $59,000 relates to the full-year inclusion of the Waukesha operation in the Company's 1994 results.
The remaining increase relates to normal salary adjustments, increased benefit costs due to higher medical insurance premiums, and increases in the amounts awarded as management incentives.

 Occupancy and equipment expense increased $90,000 (5.2%) in 1995. The Waterford acquisition added $126,000 in occupancy and equipment expense. The resultant decline of $36,000 in comparable occupancy and equipment expense was due to reduced real estate and personal property taxes, utilities, and equipment repairs in 1995. In 1994, occupancy and equipment expense increased $75,000 (4.6%). The additional depreciation on the assets acquired with the Waukesha office and depreciation on new equipment purchases during the year account for $63,000 of the increase. The remaining increase of $12,000 was the result of increased rent expense relating to rate adjustments on the Greenfield office space and increased expenses for general equipment repairs, maintenance, and service contracts offset by reduced real estate tax expense during the year.

 Data processing expense decreased $65,000 (10.7%) and $35,000 (5.4%) in 1994 due to the Company's renegotiation of its contract with its service provider in midyear 1994.

 Legal and professional fees increased $38,000 (13.1%) in 1995, $35,000 of which was due to the inclusion of Waterford. Exclusive of Waterford, legal and professional fees have increased a modest $3,000 as the Company's consistent level of non-performing assets resulted in consistent legal and professional expenditures for collection efforts. In 1994, legal and professional fees decreased $12,000 (4.0%) due to the decline in the Company's non-performing assets and collection actions related thereto.

 Merchant services expense results from providing the Company's business customers the ability to accept credit cards in payment for goods and services. The $101,000 (19.5%) increase in 1995 and the $126,000 (32.1%) increase in 1994 were the results of increases in the volume of business customers utilizing this service and rate adjustments enacted by the Company's service provider during each year. These increases are consistent with the increases in merchant services income included in other income in 1995 and 1994.

 Regulatory agency assessments represent the premiums paid for FDIC insurance of the Company's deposits. Effective June, 1995, the FDIC reduced its assessment rate for deposit insurance resulting in a $214,000 decline in the
Company's regulatory agency assessment for the year.   Regulatory agency
assessments increased $35,000 in 1994 due to increased average deposits outstanding resulting from the full year inclusion of the Waukesha office and general deposit growth during the year.

 Other expenses increased $86,000 in 1995, however exclusive of the Waterford expenses included in 1995's results, other expenses decreased $27,000 primarily due to reduced office supply and marketing costs during the year. In 1994, other expenses increased $23,000 primarily related to increased office supply expenses associated with the consolidation of the banks.

INCOME TAXES
 The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded provisions for income taxes of $1,579,000, $1,010,000, and
$876,000 in 1995, 1994, and 1993, respectively.   The increase in income tax
expense in 1995 was due to a $1,042,000 increase in the Company's income before taxes and the fact that the Company did not realize the level of tax loss carry forward benefits in 1995 as it did in 1994. In 1995, the Company realized approximately $38,000 of tax loss carry forward benefits to offset current tax expense compared to approximately $170,000 in 1994. Exclusive of these benefits, the Company's effective tax rate was 33.3% in 1995 compared to 30.9% in 1994. The increased tax rate was fundamentally the result of reduced tax-exempt income and increased nondeductible expenses in 1995 as compared to 1994.

NET INCOME AND DIVIDENDS
 For the years ended December 31, 1995, 1994, and 1993, the Company reported net income of $3,279,000, $2,807,000, and $2,275,000, respectively. The improvements in the Company's net income in 1995 represent an improvement in the overall operating results of the Company as measured by the return on average assets and return on average equity. In 1995, the Company reported a return on average assets of 1.33% compared to 1.27% in 1994. Return on average equity for 1995 was 11.22% compared to 11.02% in 1994. For the years ended December 31, 1995, 1994, and 1993, the Company paid aggregate dividends of $967,000, $818,000, and $720,000. Dividends increased in 1995 due to a $0.04 per share increase in the dividend rate and a greater number of average shares outstanding in 1995 compared to 1994 due to the additional shares issued in the Waterford acquisition. The 1994 increase in dividends paid was the result of a $0.02 per share increase in the per share dividend rate and a greater number of average shares outstanding during the year.

Bar chart depicting the following:
RETURN ON ASSETS                      1995      1994      1993
----------------                      ----      ----      ----
                                     1.33%     1.27%     1.09%


Bar chart depicting the following:
RETURN ON EQUITY                      1995      1994      1993
----------------                      ----      ----      ----
                                     11.22%    11.02%    10.90%


Bar chart depicting the following:
EARNINGS AND DIVIDENDS PER SHARE      1995      1994      1993
--------------------------------      ----      ----      ----
 DIVIDENDS                           $0.39     $0.35     $0.33
 EARNINGS                             1.36      1.21      1.06



BALANCE SHEET ANALYSIS

 The composition of assets and liabilities are generally the result of strategic management decisions influenced by market forces. At December 31, 1995 and 1994, the Company reported total assets of $285,037,000 and $225,175,000, respectively. Of the $59,862,000 increase in total assets between 1995 and 1994, $40,500,000 was due to the Waterford acquisition with the remainder due to internal growth at State Financial Bank throughout the year and growth at Waterford since the acquisition date.

LENDING ACTIVITIES
 The Company's largest single asset category continues to be loans.   The
Company's gross loans, as a percentage of total deposits, were 75.4% at December 31, 1995 compared to 72.9% at December 31, 1994. The following table shows the Company's loan portfolio composition on the dates indicated (dollars in thousands).

                                         At December 31,
                                         ---------------

                        1995        1994       1993        1992        1991
                        ----        ----       ----        ----        ----

Commercial          $ 46,323    $ 39,231   $ 39,375    $ 37,438    $ 34,784
Real Estate          105,139      75,909     62,896      54,979      48,734
Installment           21,997      19,157     17,055      16,730      18,681
Other                 12,295      11,516     10,928      10,783      11,191
                     -------     -------    -------     -------     -------

Total Loans         $185,754    $145,813   $130,254    $119,930    $113,390
                     -------     -------    -------     -------     -------


Bar chart depicting the following:
LOAN PORTFOLIO COMPOSITION            1995      1994      1993
--------------------------            ----      ----      ----

 Other                              $12,295   $11,516   $10,928
 Installment                         21,997    19,157    17,055
 Commercial                          46,323    39,231    39,375
 Real Estate                        105,139    75,909    62,896

 Total loans outstanding at the end of 1995 increased $39,941,000 (27.4%). The Waterford acquisition accounted for $25,168,000 of this increase. The remaining increase of $14,773,000 (10.1%) was the result of strong loan demand at State Financial Bank throughout the year. Categorically, the largest increase came in real estate loans, increasing in total $29,230,000 (38.5%). Real estate loans increased $18,835,000 from the Waterford acquisition and $10,395,000 (13.7%) from internal growth at State Financial Bank and comprise 56.6% of the Company's
gross loan portfolio at December 31, 1995.   Approximately 48.0% of the real
estate loan growth at State Financial Bank was in loans secured by commercial real estate due to strong loan demand during 1995. The Company's commercial real estate loans are generally secured by owner occupied improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company's primary market areas. The borrower's credit-worthiness and the economic feasibility and cash flow ability of the project are fundamental concerns in the Company's commercial real estate lending. Loans secured by commercial property are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties or businesses. As a result, properties securing such loans are likely to be subject to the local real estate market and general economic conditions. The Company generally writes commercial real estate loans on maturities up to five years although the total amortization period may be as long as twenty years, amortized monthly.

 The remaining real estate loan increase at State Financial Bank was the result of increases in residential real estate from both first mortgage loans written on balloon notes (generally up to three year maturities with amortization periods up to twenty-five years) and additional balances outstanding on home equity credit lines due to continued marketing emphasis in these product lines.

 The Company's real estate loans, like all of the Company's loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the underlying collateral supporting the Company's real estate loans as of December 31, 1995.

     COMMERCIAL REAL ESTATE                                       37.62%
     1-4 FAMILY FIRST LIENS ON RESIDENTIAL REAL ESTATE            36.93
     MULTIFAMILY RESIDENTIAL                                      10.92
     1-4 FAMILY JUNIOR LIENS ON RESIDENTIAL REAL ESTATE
      (INCLUDING HOME EQUITY LINES OF CREDIT)                      9.47
     CONSTRUCTION, LAND DEVELOPMENT, AND FARMLAND                  5.06

 Commercial loans increased $7,092,000 (18.1%) in total and $3,032,000 (7.7%) exclusive of the commercial loans acquired with Waterford, due to increased commercial loan demand at State Financial Bank and comprise 24.9% of the Company's total loan portfolio at December 31, 1995. Commercial loans are also underwritten according to the Company's loan policy which sets forth the amount of credit which can be extended based upon the borrower's cash flow, debt service capacity, and discounted collateral value. Commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may be dependent on the success of the business itself, which, in turn, is likely to be dependent upon the general economic environment. In recognition of this risk, the Company emphasizes current credit file documentation, capacity to repay the loan, adequacy of the borrower's capital as well as an evaluation of the industry conditions affecting the borrower. The Company's commercial loans are typically secured by the borrower's business assets such as inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guaranties of the principals.

 Installment loans increased $2,840,000 (14.8%) in total and $733,000 (3.8%) exclusive of Waterford due to an increase in indirect auto loans resulting from the Company's development efforts in that area. At December 31, 1995, installment loans comprise 11.8% of the Company's loan portfolio.

 Other loans increased $779,000 (6.8%) due to the acquisition of Waterford ($165,000) and additional credit card balances outstanding at State Financial Bank.

 The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, installment loans, and lease financing) outstanding as of December 31, 1995 (dollars in thousands). Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                            AFTER ONE
                                  WITHIN   BUT WITHIN     AFTER
                                 ONE YEAR  FIVE YEARS  FIVE YEARS      TOTAL
                                 --------  ----------  ----------      -----

     COMMERCIAL                   $29,392    $16,829     $2,163      $ 48,384
     REAL ESTATE                   24,821     31,209      1,579        57,609
                                   ------     ------      -----       -------

                                  $54,213    $48,038     $3,742      $105,993
                                   ------     ------      -----       -------


     LOANS MATURING AFTER ONE YEAR WITH:
     FIXED INTEREST RATES                    $36,426     $  569
     VARIABLE INTEREST RATES                  11,612      3,173
                                              ------      -----

                                             $48,038     $3,742
                                              ------      -----


RISK ELEMENTS IN THE LOAN PORTFOLIO
 Certain risks are inherent in the lending function. These risks include a borrower's subsequent inability to pay, insufficient collateral coverage, and changes in interest rates. The Company attempts to reduce these risks by adherence to a written set of loan policies and procedures. Included in these policies and procedures are underwriting practices covering debt-service coverage, loan-to-value ratios, and loan term. Evidence of a specific repayment source is required on each credit extension, with documentation of the borrower's repayment capacity. Generally, this repayment source is the borrower's cash flow, which must demonstrate the ability to service the debt based upon historical results and conservative projections of future performance.

 Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. At December 31, 1995, the Allowance was $2,711,000, an increase of $728,000 from the balance at December 31, 1994. Substantially all of this increase was due to the amount of Allowance acquired with Waterford. Exclusive of Waterford, the Allowance decreased $6,000 due to the amount of net charge-offs in excess of loan loss provisions charged to earnings during the year.

 The determination of Allowance adequacy is based upon a quarterly evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of total loans, the allowance was 1.5% at the end of 1995 compared to 1.4% at the end of 1994. Based on its analyses, management considers the Allowance adequate to recognize the risk inherent in the consolidated loan portfolio at December 31, 1995.

 The balance of the Allowance and actual loan loss experience for the last five years is summarized in the following table (dollars in thousands).

                                                   Year ended December 31,
                                                   -----------------------

                                      1995     1994     1993    1992     1991
                                      ----     ----     ----    ----     ----

Balance at beginning of period      $1,983   $2,084   $2,051  $1,990   $2,152
Charge-offs:
 Commercial                             70      115      102     209      253
 Real estate                            82       59       32     108      145
 Installment                            82       68       30      78      128
 Other                                  75       38       65     124       72
                                       ---      ---      ---     ---      ---

 Total charge-offs                     309      280      229     519      598
                                       ---      ---      ---     ---      ---

Recoveries:
 Commercial                             58       18       31      59      118
 Real estate                            12        0       36      24       19
 Installment                            34       24       29      53       49
 Other                                   9       17       19       9       10
                                       ---      ---      ---     ---      ---

 Total recoveries                      113       59      115     145      196
                                       ---      ---      ---     ---      ---
Net charge-offs                        196      221      114     374      402
Balance of acquired allowance at
  date of acquisition                  734        0        0     302        0
Additions charged to operations        190      120      147     133      240
                                     -----    -----    -----   -----    -----

Balance at end of period            $2,711   $1,983   $2,084  $2,051   $1,990
                                     -----    -----    -----   -----    -----

Ratios:
 Net charge-offs to average
  loans outstanding                   0.12%    0.16%    0.09%   0.32%    0.35%
 Net charge-offs to total allowance   7.23    11.14     5.47   18.24    20.20
 Allowance to year end loans
  outstanding                         1.46     1.36     1.60    1.71     1.76
                                      ----     ----     ----    ----     ----


 When in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest previously credited to income in the current year is reversed and interest income accrued in the prior year is charged to the Allowance. With the exception of credit cards, the Company does not recognize income on loans past due 90 days or more.

                                      1995    1994     1993     1992     1991
                                      ----    ----     ----     ----     ----
Bar chart depicting the following:
ALLOWANCES FOR POSSIBLE LOAN LOSES   $2,711  $1,983   $2,084  $2,051   $1,990
----------------------------------

Bar chart depicting the following:
ALLOWANCES TO NON-PERFORMING LOANS   195.32% 150.68%   97.79% 111.89%  106.30%
----------------------------------

Bar chart depicting the following:
NON-PERFORMING LOANS TO TOTAL LOANS    0.75%   0.90%    1.64%   1.53%    1.65%
-----------------------------------



 The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                       At or for the year ended December 31,
                                       -------------------------------------
                                      1995     1994     1993    1992     1991
                                      ----     ----     ----    ----     ----

Nonaccrual loans                    $1,386   $1,311   $2,100  $1,818   $1,851
Accruing loans past due 90 days
  or more                                2        5       31      15       21
Restructured loans                       0        0        0       0        0
                                     -----    -----    -----   -----    -----

Total non performing and
  restructured loans                 1,388    1,316    2,131   1,833    1,872
                                     -----    -----    -----   -----    -----

Other real estate owned                460      219       28     481      589
                                     -----    -----    -----   -----    -----

Total non-performing assets         $1,848   $1,535   $2,159  $2,314   $2,461
                                     -----    -----    -----   -----    -----

Ratios:
 Non-performing loans to
  total loans                         0.75%    0.90%    1.64%   1.53%    1.65%
 Allowance to non-performing
  loans                             195.32   150.68    97.79  111.89   106.30
 Non-performing assets to
  total assets                        0.65     0.68     0.95    1.14     1.37
Interest income that would
 have been recorded
 under original terms               $  207   $  229   $  244  $  173   $  270
Interest income recorded
 during the period                     100       89      182     203      269
                                       ---      ---      ---     ---      ---


 Effective January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"). Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is primarily based on the fair value of the collateral for certain collateral dependent loans. For certain noncollateral dependent loans, the Allowance is established based on the expected cash flows discounted at the loan's initial effective interest rate. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. At December 31, 1995, the Company identified approximately $1,356,000 in loans which are considered impaired. These loans are included as part of the nonaccrual loans set forth in the table above and represent 0.7% of the Company's gross loan portfolio. Based upon the analysis of the underlying collateral value of these loans and the low percentage of these loans in relation to the gross loan portfolio, management believes the allowance is adequately funded to provide for the inherent risk associated with these loans.

 At December 31, 1995, there were no loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, impaired (as defined in Statement No. 114), past due, or restructured, with the exception of three loans approximating $614,000 which could be included as nonaccrual during the first quarter of 1996.

INVESTMENT ACTIVITIES
 Investment securities comprise the second largest component of the Company's earning assets. In 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities "("Statement No. 115"). In conformity with Statement No. 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities must be classified as available-for-sale or trading and carried at their respective fair market value. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of stockholders' equity. See note 4 to the Consolidated Financial Statements for more information.

 Total investment securities outstanding at December 31, 1995 increased $4,716,000. The Waterford acquisition added $10,526,000 to the Company's consolidated investment portfolio. Exclusive of the Waterford acquisition, total investment securities at December 31, 1995 decreased $5,810,000 as the Company continued to utilize proceeds from maturing investments to fund loan growth during the year. The following table presents the combined amortized cost of the Company's held-to-maturity and available-for-sale investment securities on the dates indicated (dollars in thousands).

                                                   At December 31,
                                                   ---------------

                                           1995          1994        1993
                                           ----          ----        ----
U.S. Treasury securities and obligations
  of U.S. government agencies            $27,389       $22,950      $18,509
Obligations of states and
  political subdivisions                  16,337        14,575       18,144
Mortgage-related securities               17,281        20,015       21,509
Other securities                           2,250         1,001        2,475
                                          ------        ------       ------

TOTAL                                    $63,257       $58,541      $60,637
                                          ------        ------       ------


Bar chart depicting the following:
INVESTMENT PORTFOLIO COMPOSITION           1995          1994        1993
--------------------------------           ----          ----        ----
 Other                                   $ 2,250       $ 1,001     $ 2,475
 State and Political                      16,337        14,575      18,144
 Mortgage Related                         17,281        20,015      21,509
 Treasuries and Agencies                  27,389        22,950      18,509


 The composition of the Company's investment securities has been influenced by the general market conditions prevalent during 1995 and the composition of Waterford's acquired portfolio. U.S. Treasury securities and obligations of U.S. government agencies increased $4,439,000 in 1995. Approximately $7,372,000 of Waterford's investment portfolio consisted of U.S. Treasury securities and obligations of U.S. government agencies. Exclusive of Waterford, outstanding balances invested in U.S. Treasury securities and obligations of U.S. government agencies reflected a net decrease of $2,933,000 as the Company redeployed these funds in loans. At December 31, 1995, U.S. Treasury securities and obligations of U.S. government agencies comprise 43.3% of the Company's investment portfolio compared to 39.2% at December 31, 1994.

 During 1995, balances in mortgage-related securities decreased $2,734,000 due to principal pay downs received during the year and the Company's decision not to purchase additional mortgage-related investments due to limited availability of these investments in 1995 and the lack of sufficient spread over U.S. Treasury securities and obligations of U.S. government agencies. The Company's mortgage-related securities represent the remaining balances outstanding on fixed-rate collateralized-mortgage obligations ("CMO's") purchased between 1991 and 1993. All of these purchases were one-to-four family residential mortgage securities issued by the Federal National Mortgage Association
("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). To avoid exposure to prepayments, wide market value fluctuations, and recoverability, the Company purchased only the conservative early traunches of the respective CMO's. These investments closely resemble treasury securities in their shorter maturities, marketability, and repayment predictability and accordingly are the least volatile to the impact of market interest rate fluctuations. At December 31, 1995, the remaining average life of the Company's mortgage-related securities was approximately one year. Due to the short remaining assumed maturities of these investments and its experience with these investments, management does not consider the Company to be exposed to significant interest rate risk or recoverability related to these investments. At December 31, 1995, mortgage-related securities accounted for 27.3% of the Company's investment portfolio compared to 34.2% at December 31, 1994.

 Obligations of states and political subdivisions increased $1,762,000 at December 31, 1995 compared to December 31, 1994. The Waterford acquisition brought $3,017,000 of new balances in this investment category. Exclusive of the acquisition, investments in the obligations of states and political subdivisions decreased $1,255,000 due to net maturities in the Company's portfolio and the use of these net proceeds to fund loan growth. At December 31, 1995, obligations of states and political subdivisions accounted for 25.8% of the Company's investment portfolio compared to 24.9% at December 31, 1994. The increased percentage of the consolidated portfolio invested in obligations of states and political subdivisions was due to the relatively higher proportion of Waterford's acquired portfolio invested in these products.

 The maturities and weighted-average yields of the Company's investment securities at December 31, 1995 are presented in the following table (dollars in thousands). Taxable-equivalent adjustments (using a 34% rate) have been made in calculating the yields on obligations of states and political subdivisions.

                                      AFTER ONE     AFTER FIVE
                        WITHIN       BUT WITHIN     BUT WITHIN        AFTER
                       ONE YEAR      FIVE YEARS      TEN YEARS      TEN YEARS
                       --------      ----------      ---------      ---------

                    AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT  YIELD
                    ------  -----          -----  ------  -----  ------  -----
U.S. TREASURY SECURITIES
 AND OBLIGATIONS OF
 U.S. GOVERNMENT
 AGENCIES          $ 9,217  5.81% $17,516  6.44%  $  656  7.45%  $    0  0.00%
OBLIGATIONS OF
 STATES AND
 POLITICAL
 SUBDIVISIONS        4,422  6.88%   9,574  7.01%     808  8.20%   1,533  9.81%
MORTGAGE-RELATED
 SECURITIES          9,454  4.94%   7,827  5.25%       0  0.00%       0  0.00%
OTHER SECURITIES     1,750  5.97%       0  0.00%     400  7.11%     100 10.00%
                    ------  ----   ------  ----    -----  ----    ----- -----

TOTAL              $24,843  5.68% $34,917  5.13%  $1,864  7.70%  $1,633  9.82%
                    ------  ----   ------  ----    -----  ----    ----- -----


 At December 31, 1995, the Company had $458,000 in unrealized gains on its held-to-maturity securities and $173,000 in unrealized losses on its available-for-sale securities. Unrealized gains and losses on investment securities are the result of changes in market interest rates and the relationship of the Company's investments to those rates for comparable maturities. Unrealized gains generally result from the interest rates on the Company's portfolio of investment securities exceeding market rates for comparable maturities. Conversely, unrealized losses generally result from the interest rates on the Company's portfolio of investment securities falling below market rates for comparable maturities. If material, unrealized losses could negatively impact the Company's future performance as earnings from these investments would be less than alternative investments currently available and may not provide as wide a spread between earnings and funding costs. At December 31, 1995, the unrealized losses represent 0.9% of the portfolio of available-for-sale securities and management does not consider them material.

DEPOSITS
 Deposits are the Company's principal source of funding. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 1995, total average deposits increased $16,992,000 (8.7%). Approximately $11,759,000 of this increase was due to the inclusion of Waterford's average deposits since the date of acquisition (August 24, 1995). The remaining average deposit increase of $5,233,000 (2.7%) was due to average deposit growth at State Financial Bank during 1995.

 The following table sets forth the average amount of and the average rate paid by the Company on deposits by deposit category (dollars in thousands).

                                         Year ended December 31,
                                         -----------------------

                                1995               1994              1993
                                ----               ----              ----

                          AVERAGE AVERAGE   Average  Average  Average   Average
                           AMOUNT   RATE     Amount   Rate     Amount    Rate
                           -------------     -------------     --------------

Non-interest-bearing
   demand deposits       $ 43,555    0.00% $ 40,852    0.00%  $ 37,083    0.00%
NOW and money
   market deposits         66,520    3.85    52,963    2.46     54,251    2.48
Savings                    42,790    2.77    51,871    2.53     47,526    2.88
Time deposits              58,322    5.63    48,509    4.40     45,451    4.48
                          -------    ----   -------    ----    -------    ----

TOTAL                    $211,187    3.33% $194,195    2.45%  $184,311    2.58%
                          -------    ----   -------    ----    -------    ----


Bar chart depicting the following:
AVERAGE DEPOSIT PORTFOLIO COMPOSITION      1995      1994      1993
-------------------------------------      ----      ----      ----
 Demand                                   43,555    40,852    37,083
 Savings                                  42,790    51,871    47,526
 Time                                     58,322    48,509    45,451
 Now and Money Market                     66,520    52,963    54,251

 NOW and money market deposits continue as the Company's fastest growing deposit category. Average NOW and money market deposits increased $13,557,000 (25.6%) for the year ended December 31, 1995. Approximately $2,765,000 of this increase was due to the Waterford acquisition. The remaining increase of $10,792,000 (20.4%) was mainly due to increases in money market balances related to the continued popularity of the Company's Money Market Index Account introduced at State Financial Bank in October, 1994. This product was introduced to protect the Company's deposit base and was in response to local competition which introduced similar products during 1994. The Company considers the Money Market Index Account a very competitive product in the market place due to its variable interest rate tied to the IBC/Donoghue money market index. Prior to the acquisition, Waterford did not offer the Money Market Index Account with its deposit products. Due to the product's success and popularity at State Financial Bank, it was introduced at Waterford in September, 1995. As of December 31, 1995, the account had attracted approximately $1,000,000 of balances at Waterford. At December 31, 1995, average NOW and money market balances are the Company's largest deposit category, representing 31.5% of average total deposits compared to 27.3% at December 31, 1994.

 Average time deposit balances increased $9,813,000 (20.2%) for the year ended December 31, 1995 compared to the year ended December 31, 1994. Approximately $4,728,000 of this average growth was the result of the Waterford acquisition with the remainder due to internal time deposit growth at State Financial Bank. The general increase in market interest rates offered on time deposit products during 1995 resulted in depositors transferring funds out of lower yielding savings instruments into certificates of deposit. Additionally, the Company undertook aggressive marketing efforts in this product line during 1995 to attract new customer relationships. The combination of these factors resulted in the average growth during 1995 in this deposit category. At December 31, 1995, average time deposits represent 27.6% of average total deposits compared to 25.0% at December 31, 1994.

 Due to the general increase in market interest rates on deposits in 1995, average savings balances declined $9,081,000 (17.5%) for the year ended December 31, 1995. Exclusive of the average Waterford savings balances, average savings balances declined $12,013,000 (23.2%) as depositors deployed those funds in accounts yielding a higher return, primarily money market accounts and time deposits. The Company believes that the introduction of the Money Market Index Account and the competitive time deposit rates offered during 1995 on special nine and eighteen month term certificates of deposit were instrumental in retaining the majority of the savings balance decline in other deposit categories with the Company. Average savings balances represent 20.3% of average total deposits at December 31, 1995 compared to 26.7% at December 31, 1994.

 For the year ended December 31, 1995, average non-interest bearing demand deposits increased $2,703,000 (6.6%) in total and $1,369,000 (3.4%) exclusive of the Waterford acquisition. This increase was the combined result of increased average balances from existing customers and cultivation of additional account relationships during the year. At December 31, 1995, non-interest bearing demand deposits represent 20.6% of the Company's average deposit portfolio compared to 21.0% at December 31, 1994.

 Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows (dollars in thousands).

     3 MONTH OR LESS            $3,163
     OVER 3 THROUGH 6 MONTHS     1,676
     OVER 6 THROUGH 12 MONTHS    2,637
     OVER 12 MONTHS              2,354
                                 -----
     TOTAL                      $9,830
                                 -----


 Approximately 3.4% of the Company's total assets at December 31, 1995 are supported by time deposits with balances in excess of $100,000 as compared to 2.5% at December 31, 1994. The Company's dependence on large balance time deposits to fund its asset base has historically been approximately one third to one half of the large liability funding dependence exhibited by its peer group.

LIQUIDITY
 The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-sensitive
assets and interest-bearing liabilities.   Liquidity management involves the
ability to meet the cash flow requirements of depositors and borrowers.

 The Company's primary funding sources are deposits, loan principal repayments, and maturities of loans and investment securities. Contractual maturities and amortizations of loans and investments are a predictable funding source, whereas deposit flows and loan prepayments are impacted by market interest rates, economic conditions, and competition.

 For the year ended December 31, 1995, the Company's financing activities provided net cash of $22,060,000, primarily from deposit growth of $15,772,000 due to increased marketing efforts, the issuance of $3,202,000 in common stock and $1,062,000 in installment notes to consummate the Waterford acquisition, and proceeds from securities sold under repurchase agreements of $3,000,000 to accommodate local municipalities. For the year ended December 31, 1994, financing activities required $2,874,000 in cash to mainly fund $2,367,000 in deposit contraction resulting from run-off of promotional time deposits attracted in late 1993.

 The Company's primary investment activity is loan origination. For the years ended December 31, 1995 and December 31, 1994, the Company generated $14,969,000 and $15,781,000 in new loan originations, respectively. For the year ended December 31, 1995, loan originations were funded by maturing investment securities and cash provided by financing activities resulting from deposit growth. Additionally, investing activities for the year ended December 31, 1995 included the net effect of the Waterford acquisition ($4,271,000) financed by
the issuance of common stock and installment notes as previously discussed.   In
1994, loan originations were primarily funded by cash provided by operations, maturing investment securities and contraction in the level of cash and cash equivalents.

 Cash and cash equivalents are generally the Company's most liquid assets. The Company's level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $28,518,000 and $16,197,000 as of December 31, 1995 and 1994, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold and commercial paper.

INTEREST RATE SENSITIVITY
 Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow other funds to finance earning assets. Interest rate risk results when repricing of rates paid on deposits and other borrowings do not coincide with the repricing of interest-earning assets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The following table shows the estimated maturity and repricing structure of the Company's interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 1995 (dollars in millions). Nonmaturing deposit categories, including savings, NOW, and money market deposits are assumed to reprice along the following schedule - 10% within 0-30 days; 20% within 31-90 days, and 30% within 91 days to one year. Assumptions regarding prepayment and withdrawal rates are based upon industry experience and management believes such assumptions to be reasonable. The table does not necessarily indicate the impact general interest rate movements may have on the Company's net interest income as the actual repricing experience of certain assets and liabilities, such as loan prepayments and deposit withdrawals, is beyond the Company's control. As a result, certain assets and liabilities may reprice at intervals different than the maturities assumed in the following table given the general movement in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

                                                                    TOTAL
                                0-30         31-90     91-365       0-365
                                DAYS         DAYS       DAYS         DAYS
                                ----         ----       ----         ----
     ASSETS
     LOANS
      FIXED                    $ 5.7        $  7.5     $ 39.2        $ 52.4
      VARIABLE                  50.4           0.0        0.0          50.4
     INVESTMENT                  8.5           4.2       21.5          34.2
     FEDERAL FUNDS               6.5           0.0        0.0           6.5
                                ----          ----       ----         -----

     TOTAL                     $71.1        $ 11.7      $60.7        $143.5
                                ----          ----       ----         -----


     LIABILITIES
     SAVINGS & NOW DEPOSITS    $ 6.5        $ 13.1      $19.6        $ 39.2
     TIME DEPOSITS               6.5          10.4       43.9          60.8
     MONEY MARKET DEPOSITS       5.7          11.5       17.2          34.4
                                ----         -----      -----         -----

     TOTAL                     $18.7        $ 35.0   $   80.7        $134.4
                                ----         -----      -----         -----

     INTEREST SENSITIVITY GAP  $52.4       $(23.3)   $ (20.0)        $  9.1
     CUMULATIVE GAP             52.4          29.1        9.1           9.1
     CUMULATIVE GAP AS A
      PERCENTAGE OF TOTAL
     EARNING ASSETS            20.3%         11.3%       3.5%          3.5%
                               ----          ----        ---           ---


 At December 31, 1995, interest-sensitive assets and interest-sensitive liabilities subject to repricing within one year, as a percentage of total
assets were 50.3% and 47.2% , respectively.    Variable rate and maturing fixed
rate loans are the primary interest-sensitive assets repricing within one year. On the funding side of the balance sheet time deposits are the single largest funding source subject to repricing in the coming year. The table above demonstrates the Company is asset-sensitive at December 31, 1995, which would normally indicate that the Company "s net interest margin would improve if rates increased and deteriorate if interest rates decreased.

CAPITAL RESOURCES
 Total stockholders' equity increased $6,212,000 in 1995, $1,413,000 in 1994, and $8,163,000 in 1993. The 1995 increase was the result of the additional stock issued to complete the Waterford acquisition, net earnings retention, and reductions in the tax effected net unrealized holding losses on securities available-for-sale. The increase in 1994 was mainly due to net earnings retention, reduced by the tax effected net unrealized holding losses on securities available-for-sale as of December 31, 1994. The increase in 1993 was primarily the result of $6,766,000 of net proceeds received from the Company's public stock offering in that year. The remaining increase in 1993 stockholders' equity was primarily the result of net earnings retention. The following table illustrates historical internal growth trends for the years indicated.

                                               Year ended December 31,
                                               -----------------------

                                          1995          1994         1993
                                          ----          ----         ----

     Return on assets                      1.3%          1.3%         1.1%
     Return on equity                     11.2          11.0         10.3
     Earnings retained                    70.5          70.9         68.2
     Dividend payout ratio                29.5          29.1         31.8
     Average equity to average assets     11.8          11.5         10.6
     Asset growth                         26.6          (0.4)        11.4
                                          ----          ---          ----


 The Company is pursuing a policy of continued asset growth. In order to maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. Historically, capital growth has come primarily from internal sources through increased earnings and a conservative dividend policy. In addition, capital during 1995 increased as the result of stock issued in the acquisition of Waterford and in 1993 through funds attracted in the capital markets resulting from a public stock offering. The Company's dividend policy considers stockholders' desire for current income and the Company's need to provide internal capital growth through earnings retention. The percentage of 1995 earnings retained remained consistent with 1994. Dividends paid by the Banks to the Company are used primarily to fund stockholders' dividends and for additional working capital.

 There are certain regulatory constraints which affect the Company's capital levels. In 1990, the Federal Reserve Board implemented additional capital requirements calling for risk weights to be assigned to on-and-off balance sheet items in arriving at risk-adjusted total assets. Effective December 19, 1992, the bank regulators established five capital level definitions for financial institutions: "well-capitalized," "adequately-capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A well-capitalized bank or bank holding company must satisfy certain percentage tests and not be subject to any regulatory capital directive. The following table sets forth the Company's capital levels and ratios at December 31, 1995, including the Tier 1 leverage ratio, and risk-based capital ratios based upon Tier 1 capital (which does not include any addition for the allowance for loan losses) and total risk-based capital (which considers the allowance for loan losses as capital to the extent of 1.25% of risk-weighted assets). Additionally, the table sets forth the comparative levels and ratios of minimum capital and a "well-capitalized" institution as defined by the regulators (dollars in thousands):

                                            REGULATORY         REGULATORY
                                             MINIMUM        WELL-CAPITALIZED
                             ACTUAL        REQUIREMENT         REQUIREMENT
                             ------        -----------         -----------

                       AMOUNT   PERCENT   AMOUNT   PERCENT  AMOUNT     PERCENT
                       ----------------   ----------------  ------------------

TIER 1 LEVERAGE       $30,684    11.0%   $8,409     3.0%    $14,015      5.0%
TIER 1 RISK-BASED
  CAPITAL              30,684    16.1%    7,677     4.0%     11,516      6.0%
RISK-BASED CAPITAL     33,076    17.3%   15,355     8.0%     19,193     10.0%
                       ------    ----    ------     ---      ------     ----


 For each capital ratio, the Company exceeds the requirements of a well-capitalized institution. There are certain regulatory constraints which affect the Company's capital levels. See Note 12 to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

IMPACT OF INFLATION AND CHANGING PRICES
 The Company's Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time impacted by inflation. The impact of inflation is reflected in the Company's other expenses which tend to rise during periods of general inflation. The majority of the Company's assets and liabilities are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Consequently, interest rates have a greater impact on the Company's performance than do the general levels of inflation. Management believes the most significant impact on the Company's financial results is its ability to react to interest rate changes and endeavors to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide fluctuations in the Company's net interest margin.

PENDING ACCOUNTING CHANGES
 Pending accounting changes for 1996 are set forth in detail as Note 1 to the Notes to the Consolidated Financial Statements contained herein.


REPORT OF MANAGEMENT
 The management of State Financial Services Corporation is responsible for the preparations and integrity of the Consolidated Financial Statements and other financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon informed judgments and estimates by management. The other financial information in this annual report is consistent with the financial statements.

 The Company maintains a system of internal accounting controls. Management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policy and procedures and that the accounting records may be relied on as a basis for preparation of the financial statements and other financial information.

 The Company's independent auditors were engaged to perform an audit of the Consolidated Financial Statements, and the auditor's report expresses their opinion as to the fair presentation of the consolidated financial statements in conformity with generally accepted accounting principles.

 The Audit Committee of the Board of Directors, comprised of directors who are not employees of the Company, meets periodically with management, the internal auditors, and the independent auditors to discuss the adequacy of the internal accounting controls. Both the independent auditors and the internal auditors have full and free access to the Audit Committee.

/s/Michael J. Falbo
Michael J. Falbo
President and Chief Executive Officer

/s/Michael A. Reindl
Michael A. Reindl
Senior Vice President, Controller, and Chief Financial Officer


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
State Financial Services Corporation

 We have audited the accompanying consolidated balance sheets of State
Financial Services Corporation and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

 As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994.

/s/Ernst & Young LLP
January 19, 1996


STATE FINANCIAL SERVICES CORPORATION FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        December 31
                                                        -----------

                                                  1995               1994
                                                  ----               ----

ASSETS
Cash and due from banks                      $ 16,107,613       $ 11,195,006
Federal funds sold                              6,540,309          4,001,864
Other short-term investments                    5,870,000          1,000,000
                                              -----------        -----------

Cash and cash equivalents                      28,517,922         16,196,870
Investment securities:
 Held-to-maturity (fair value of
  $44,683,716 - 1995 and
  $34,215,671 - 1994)                          44,225,970         34,901,412
 Available-for-sale (at fair value)            18,857,758         22,567,332
Loans (net of allowance for loan losses
 of $2,711,362 - 1995
 and $1,982,941 - 1994)                       183,042,806        143,830,316
Premises and equipment                          4,897,071          4,434,350
Accrued interest receivable                     2,046,426          1,436,468
Other assets                                    3,449,248          1,808,134
                                              -----------        -----------

                                             $285,037,201       $225,174,882
                                              -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY)
Deposits:
 Demand                                      $ 52,173,476       $ 46,782,692
 Savings                                       65,470,981         66,365,935
 Time deposits in excess of $100,000            9,401,308          5,708,129
 Other time deposits                          119,172,068         78,544,408
                                              -----------        -----------

Total deposits                                246,217,833        197,401,164
Notes payable                                   1,061,844            115,364
Securities sold under agreement
 to repurchase                                  3,300,160            300,000
Accrued expenses and other liabilities            875,689            554,718
Accrued interest payable                        1,200,652            634,742
                                              -----------        -----------

Total liabilities                             252,656,178        199,005,988

Stockholders' equity:
 Preferred stock, $1 par value; authorized -
  100,000 shares; issued and
  outstanding - none                                   --                 --
 Common stock, $.10 par value; authorized -
  10,000,000 shares; issued and outstanding -
  2,649,119 shares in 1995 and
  2,382,814 shares in 1994                        264,912            198,568
 Additional paid-in capital                    28,568,137         18,030,527
 Retained earnings                              4,187,224          9,215,542
 Net unrealized holding loss on
  securities available-for-sale                 (114,357)          (708,361)
 Guaranteed ESOP obligation                     (524,893)          (567,382)
                                              -----------        -----------

Total stockholders' equity                     32,381,023         26,168,894
                                              -----------        -----------

                                             $285,037,201       $225,174,882
                                              -----------        -----------
See accompanying notes



STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                             Year ended December 31
                                             ----------------------

                                    1995              1994            1993
                                    ----              ----            ----

Interest income:
 Loans                         $15,833,190       $12,086,365     $11,066,214
 Investment securities:
  Taxable                        2,526,579         2,125,903       2,239,093
  Tax-exempt                       689,423           789,312         741,643
 Federal funds sold                314,111           226,224         306,259
                                ----------        ----------      ----------

Total interest income           19,363,303        15,227,804      14,353,209
Interest expense:
 Deposits                        7,029,954         4,750,979       4,753,539
 Notes payable and
  other borrowings                 306,188            21,702          99,716
                                ----------        ----------       ---------

Total interest expense           7,336,142         4,772,681       4,853,255
                                ----------        ----------       ---------

Net interest income             12,027,161        10,455,123       9,499,954
Provision for loan losses          190,000           120,000         147,000
                                ----------        ----------       ---------

Net interest income after
  provision for loan losses     11,837,161        10,335,123       9,352,954
Other income:
 Service charges on
  deposit accounts                 992,218         1,067,748       1,105,776
 ATM service charges               204,694           214,920         177,949
 Merchant services                 715,137           607,545         453,132
 Building rent                     222,567           239,600         198,955
 Investment securities
  gains/(losses), net                    -          (10,290)             237
 Other                             346,305           318,483         298,700
                                 ---------         ---------       ---------

                                 2,480,921         2,438,006       2,234,749
Other expenses:
 Salaries and employee benefits  4,100,998         3,633,297       3,326,049
 Net occupancy expense             770,545           782,805         780,636
 Equipment rentals,
  depreciation and maintenance   1,034,867           932,452         859,007
 Data processing                   544,499           609,349         644,121
 Legal and professional            326,555           289,357         301,461
 ATM fees                          193,546           210,465         223,411
 Merchant services                 619,952           519,063         393,211
 Regulatory agency assessments     228,768           442,884         408,075
 Postage and courier               220,020           186,937         193,709
 Office supplies                   193,479           222,179         171,993
 Advertising                       160,546           202,095         197,372
 Other                           1,065,880           925,297         937,482
                                 ---------         ---------       ---------

                                 9,459,655         8,956,180       8,436,527
                                 ---------         ---------       ---------

Income before income taxes       4,858,427         3,816,949       3,151,176
Income taxes                     1,579,000         1,010,000         876,000
                                 ---------         ---------       ---------

Net income                     $ 3,279,427       $ 2,806,949     $ 2,275,176
                                 ---------         ---------       ---------


Net income per common
  and common equivalent
  share                        $      1.36       $      1.21     $      1.06
                                ----------        ----------      ----------

See accompanying notes


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Unrealized    Guaranteed
                                          Common          Paid-in        Retained         Loss on         ESOP
                                           Stock          Capital        Earnings        Securities    Obligation          Total
                                           -----          -------        --------        ----------    ----------          -----

Balances at
  January 1, 1993                         $139,675                    $ 11,177,614                     $5,674,039              $ -
 $(398,507)                            $16,592,821
 Net income                                      -               -       2,275,176               -              -        2,275,176
 Issuance of 5,596
  shares of common
  stock under 1990
 Stock Plans                                   560          56,882               -               -              -           57,442
 Issuance of 200
  shares relating to 20%
  stock dividend on
  above Plans                                   20           2,980         (3,000)               -              -                -
 Issuance of 575,000
  shares of
  common stock                              57,500       6,708,854               -               -              -        6,766,354
 Cash dividends -
  common stock                                   -               -       (720,116)               -              -        (720,116)
 Reduction of guaranteed
  ESOP obligation                                -               -               -               -         51,500           51,500
 Increase in guaranteed
  ESOP obligation                                -               -               -               -      (267,500)        (267,500)
                                           -------      ----------       ---------       ---------      ---------       ----------

Balances at
 December 31, 1993                         197,755      17,946,330       7,226,099               -      (614,507)       24,755,677
 Net Income                                      -               -       2,806,949               -              -        2,806,949
 Issuance of 8,130 shares of common
  stock under 1990 Stock Plans                 813          84,197               -               -              -           85,010
 Cash dividends - common stock                   -               -       (817,506)               -              -        (817,506)
 Investments fair value adjustment -
  net of tax effect of $363,872                  -               -               -       (708,361)              -        (708,361)
 Reduction in guaranteed
  ESOP obligation                                -               -               -               -         47,125           47,125
                                           -------      ----------       ---------       ---------      ---------       ----------

Balances at December 31, 1994              198,568      18,030,527       9,215,542       (708,361)      (567,382)       26,168,894
 Net Income                                      -               -       3,279,427               -              -        3,279,427
 Issuance of 214,871 shares of common
  stock in acquisition                      21,487       3,180,741               -               -              -        3,202,228
 Issuance of 7,258 shares of common
  stock under 1990 Stock Plans                 726          63,645               -               -              -           64,371
 Cancellation of 208 shares of common
  stock under 1990 Stock Plans                (21)         (2,891)               -               -              -          (2,912)
 Cash dividends - common stock                   -               -       (967,478)               -              -        (967,478)
 Change in fair value of investments -
  net of tax effect of $304,960                  -               -               -         594,004              -          594,004
 Reduction in guaranteed
  ESOP obligation                                -               -               -               -         42,489           42,489
 Issuance of 441,520 shares of common
  stock for 20% stock dividend              44,152       7,296,115     (7,340,267)               -              -                -
                                           -------      ----------      ----------        --------       --------       ----------

Balances at December 31, 1995             $264,912     $28,568,137      $4,187,224      $(114,357)     $(524,893)      $32,381,023

See accompanying notes.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Year ended December 31
                                                 ----------------------

                                             1995         1994         1993
                                             ----         ----         ----

OPERATING ACTIVITIES
Net income                               $3,279,427   $2,806,949   $2,275,176
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Provision for loan losses                 190,000      120,000      147,000
  Provision for depreciation                594,884      616,576      553,727
  Amortization of investment securities
   premiums and accretion of
   discounts, net                           100,748      165,908      190,134
  Amortization of goodwill                   64,148       29,711       29,711
  Deferred income taxes                     (97,000)     (92,000)    (184,000)
  Amortization of branch
   acquisition premium                       29,665       29,665        9,888
  (Increase) decrease in
   interest receivable                    (371,613)    (171,909)        2,156
  Increase in interest payable              434,212       49,243       39,594
  Realized investment securities
   (gains) losses                                 -       10,290         (237)
  Other                                    (58,171)       13,184      761,412
                                          ---------    ---------    ---------

Net cash provided by
 operating activities                     4,166,300    3,577,617    3,824,561

INVESTING ACTIVITIES
Proceeds from sales, maturity or principal
 payments of held-to-maturity
 investment securities                   17,302,800   12,412,091   19,905,449
Purchases of held-to-maturity
 investment securities                  (17,023,829) (13,874,294) (31,082,768)
Purchases of securities
 available-for-sale                      (1,688,561)  (9,078,694)           -
Maturities and sales of
 securities available-for-sale            7,118,938   12,460,795            -
Net increase in loans before
 business acquisitions                  (14,968,956) (15,780,632) (10,437,465)
Net purchases of premises and equipment    (372,144)    (325,057)    (588,795)
Business acquisitions, net of
  cash and cash equivalents
 acquired of $2,427,440 - 1995
  and $72,729 in 1993:
  Loans                                 (24,433,534)           -            -
  Investment securities
   held-to-maturity                      (9,686,714)           -            -
  Investment securities
   available-for-sale                      (839,402)           -            -
  Premises and equipment                   (685,461)           -     (195,000)
  Goodwill                               (1,446,346)           -            -
  Branch acquisition premium                      -            -     (148,325)
  Deposits                               33,044,661            -   11,136,845
  Other, net                               (226,958)           -       57,118
                                        -----------  -----------   ----------

  Net cash used by investing
   activities                           (13,905,506) (14,185,791) (11,352,941)




STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 Year ended December 31
                                                 ----------------------

                                             1995         1994         1993
                                             ----         ----         ----

FINANCING ACTIVITIES
Net increase (decrease) in
 deposits before business acquisitions  $15,772,008  $ (2,367,243) $ 6,334,709
Repayment of notes payable                 (115,364)     (112,515)  (2,677,113)
Proceeds of notes payable                 1,061,844             -            -
Net (increase) decrease in guaranteed
 ESOP obligation                             42,489        47,125     (216,000)
Net proceeds from securities sold
 under agreements to repurchase           3,000,160       300,000            -
Cash dividends                             (967,478)     (817,506)    (720,116)
Issuance of common stock in acquisition   3,202,228             -            -
Issuance of common stock in
 public offering                                  -             -    6,766,354
Proceeds from exercise of stock options      64,371        76,610       44,192
                                        -----------   -----------   ----------

Net cash provided (used) by
 financing activities                    22,060,258    (2,873,529)   9,532,026
                                         ----------   -----------   ----------

Increase (decrease) in cash and
 cash equivalents                        12,321,052   (13,481,703)   2,003,646
Cash and cash equivalents at
 beginning of year                       16,196,870    29,678,573   27,674,927
                                         ----------    ----------   ----------

Cash and cash equivalents at end of year $28,517,922  $16,196,870  $29,678,573
                                          ----------   ----------   ----------

Supplementary information:
 Interest paid                          $ 6,901,920   $ 4,701,736  $ 4,813,661
 Income taxes paid                        1,719,247     1,017,276      957,495
Non-cash transactions:
 Investment securities transferred
  to available-for-sale portfolio                 -    27,059,267            -
 Issuance of common stock under
  1990 Stock Plans, net                      (2,912)        8,400       13,500

See accompanying notes.



STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES
 The accounting policies followed by State Financial Services Corporation (the Company) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

ORGANIZATION
 The Company and its wholly owned subsidiaries, State Financial Bank, WBAC,
Inc. and its subsidiary, State Financial Bank - Waterford (acquired August 24,
1995) (collectively, the Banks) provide a full range of financial services to customers through their branch locations in Milwaukee, Waukesha and Racine counties in Wisconsin. The Banks are subject to competition from other financial institutions and are also subject to the regulations of certain federal and State of Wisconsin agencies and undergo periodic examinations by those regulatory authorities.

CONSOLIDATION
 The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES
 In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed properties, management obtains independent appraisals for significant properties.

INVESTMENT SECURITIES
 Through December 31, 1993, investment securities were stated at amortized cost, adjusted for the level-yield amortization of premiums and accretion of discounts. Management determined the appropriate classification of securities at the time of purchase. If the Bank had the intent and ability to hold securities until maturity, they were classified as held-to-maturity and carried at amortized historical cost. All of the Company's securities at December 31, 1993, were classified as held-to-maturity.

 As of January 1, 1994, the Company changed its method of accounting for investments. Securities are classified as held-to-maturity, trading or available-for-sale. As of January 1, 1994 and subsequent periods, management determines the appropriate classification of securities at the time of purchase. In accordance with the standard, prior period financial statements have not been restated to reflect the change in accounting principle. The balance of stockholders' equity as of January 1, 1994, was decreased by $33,518 (net of $17,267 in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market.

 Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost.

 Debt securities that the Company does not have a positive intent and ability to hold to maturity are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of equity.

 The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments, and is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains and losses. The cost of securities is based on the specific identification method.

INTEREST ON LOANS
 Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the fair value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment regarding the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

LOAN FEES AND RELATED COSTS
 Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts using the level-yield method over the contractual life of the related loans. Fees related to stand-by letters of credit are recognized over the commitment period.

ALLOWANCE FOR LOAN LOSSES
 The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio; past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral and other relevant factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries.

 As of January 1, 1995, the Company adopted Financial Accounting Standards
Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan."Statement No. 114 only applies to the Company's nonhomogeneous loan portfolios, including certain commercial and multifamily and commercial loans. A nonhomogeneous loan is considered impaired when there is serious doubt about further collectibility of principal and interest, even though the loan is performing. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. There was no effect on the financial statements as of January 1, 1995, as a result of the adoption of this accounting policy.

 A substantial portion of the Banks' loans are to customers located in Southeastern Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the Banks' loan portfolio is susceptible to changes in market conditions in that area.

PREMISES AND EQUIPMENT
 Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. The provision for depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the respective assets.

EARNINGS PER SHARE
 Earnings per share are computed based on the weighted average common and common equivalent (if dilutive) shares outstanding, as restated, to give effect to the January 23, 1996 and March 11, 1993 stock dividends. The weighted average number of shares used was 2,414,629 in 1995, 2,328,668 in 1994 and 2,147,053 in
1993.

INCOME TAXES
 The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company's tax status. Consequently, tax expense in future years may be impacted by changes in tax rates and tax return limitations.

CASH AND CASH EQUIVALENTS
 For purposes of the statement of cash flows, the Company considers cash and due from banks and investment securities with maturities of three months or less at the time of acquisition as cash and cash equivalents.

PENDING ACCOUNTING CHANGES
 In 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed of,"and Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of Statement 65." The Company must adopt these new standards no later than the year ending December 31, 1996.

 Statement No. 121 requires impairment losses to be recounted for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company does not expect the adoption of this standard to be material.

 Statement No. 122, which must be adopted prospectively, requires the cost of originating mortgage servicing rights to be capitalized separately from the cost of originating a loan when a definitive plan to sell or securitize loans and retain the mortgage servicing rights exists. Once recorded, mortgage servicing rights are amortized in proportion to expected net servicing income. The Company does not expect the impact of the adoption of this standard to be material.

RECLASSIFICATIONS
 Certain balances have been reclassified in 1993 and 1994 to conform to their presentation in 1995.

2. ACQUISITION OF WATERFORD BANCSHARES, INC.
 On August 24, 1995, the Company completed its acquisition of Waterford Bancshares, Inc. (Bancshares). Bancshares was the parent bank holding company of Waterford Bank, Waterford, Wisconsin. Bancshares was merged into the Company's wholly owned subsidiary, WBAC, Inc. (WBAC). In connection with the acquisition, the Company issued 257,845 shares of its common stock with a value of $3,322,000 (net of acquisitions costs to date totaling $120,000), $1,061,844 in two-year installment notes, and $2,260,401 in cash in exchange for the outstanding common stock of Bancshares. The acquisition was recorded using purchase accounting. WBAC's consolidated financial condition has been included in the Company's consolidated balance sheet as of December 31, 1995, and WBAC's consolidated results of operations have been reflected in the Company's consolidated statements of income beginning as of the acquisition date.

 On a pro forma basis, the pro forma net income and net income per common and common equivalent share for the years ended December 31, 1995 and 1994, after giving effect to the Bancshares' acquisition as if it occurred on January 1, 1994 are as follows.

                                       Year ended December 31
                                       ----------------------

                                         1995          1994
                                         ----          ----

        Total income                $22,402,091    $20,498,537
        Net income                    3,354,652      2,660,428
        Net income per common and
        common equivalent share            1.29           1.03

3. RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
 The Banks are required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1995, was approximately $1,468,500.

4. INVESTMENT SECURITIES
 The amortized cost and estimated fair values of investments in debt securities follow:

HELD-TO-MATURITY
                                            GROSS       GROSS
                              AMORTIZED  UNREALIZED   UNREALIZED    ESTIMATED
DECEMBER 31, 1995:               COST       GAINS       LOSSES      FAIR VALUE
-----------------                ----       -----       ------      ----------

U.S. TREASURY SECURITIES
 AND OBLIGATIONS OF U.S.
 GOVERNMENT AGENCIES         $27,388,783   $436,277    $( 12,887)  $27,812,173
OBLIGATIONS OF STATES AND
 POLITICAL SUBDIVISIONS       16,337,187    130,967     ( 51,251)   16,416,903
OTHER SECURITIES                 500,000      5,750     ( 51,110)      454,640
                              ----------    -------     ---------   ----------

                             $44,225,970   $572,994    $(115,248)  $44,683,716
                              ----------    -------     ---------   ----------

December 31, 1994:
-----------------

U.S. Treasury securities
 and obligations of U.S.
 government agencies         $20,026,354   $    145   $ (328,500)  $19,697,999
Obligations of states and
 political subdivisions       14,575,058     17,580     (328,596)   14,264,042
Other securities                 300,000          -      (46,370)      253,630
                              ----------     ------     ---------   ----------

                             $34,901,412   $ 17,725    $(703,466)  $34,215,671
                              ----------     ------    ----------   ----------



AVAILABLE-FOR-SALE
                                            GROSS       GROSS
                              AMORTIZED  UNREALIZED   UNREALIZED    ESTIMATED
DECEMBER 31, 1995:               COST       GAINS       LOSSES      FAIR VALUE
-----------------                ----       -----       ------      ----------

U.S. TREASURY SECURITIES
 AND OBLIGATIONS OF U.S.
 GOVERNMENT AGENCIES        $          -   $      -   $         -   $        -
MORTGAGE-BACKED SECURITIES    17,281,336   $  2,771     (176,040)   17,108,067
OTHER SECURITIES               1,749,691   $      -             -    1,749,691
                              ----------    -------     ---------   ----------

                             $19,031,027   $  2,771    $(176,040)  $18,857,758
                              ----------    -------     ---------   ----------


December 31, 1994:
-----------------

U.S. Treasury securities
 and obligations of U.S.
 government agencies        $  2,923,987    $     -     $ (4,131)  $ 2,919,856
Mortgage-backed securities    20,014,440          -   (1,068,102)   18,946,338
Other securities                 701,138          -             -      701,138
                              ----------     ------    ----------   ----------
                             $23,639,565    $     -  $(1,072,233)  $22,567,332
                              ----------     ------    ----------   ----------


 The amortized cost and estimated fair value of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HELD-TO-MATURITY
                                                            ESTIMATED
                                          AMORTIZED COST    FAIR VALUE
                                          --------------    ----------

  DUE IN ONE YEAR OR LESS                   $13,638,820    $13,688,190
  DUE AFTER ONE YEAR THROUGH FIVE YEARS      27,090,563     27,382,307
  DUE AFTER FIVE YEARS THROUGH TEN YEARS      1,863,663      1,893,245
  DUE AFTER TEN YEARS                         1,632,924      1,719,974
                                             ----------     ----------

                                            $44,225,970    $44,683,716
                                             ----------     ----------



AVAILABLE-FOR-SALE
                                                            ESTIMATED
                                           AMORTIZED COST   FAIR VALUE
                                           --------------   ----------

  DUE IN ONE YEAR OR LESS                   $11,204,028    $11,127,005
  DUE AFTER ONE YEAR THROUGH FIVE YEARS       7,826,999      7,730,753
                                             ----------     ----------

                                            $19,031,027    $18,857,758
                                             ----------     ----------


 Proceeds from sales of investments in debt and marketable equity available-for-sale securities during 1995 were $829,805. No gain or loss was realized on the 1995 sales. In 1994, proceeds from sales of investments in debt and marketable equity available-for-sale securities were $4,475,035. Gross losses of $10,290 and no gains were realized on the 1994 sales. Due to the Company's adoption of SFAS No. 115 effective January 1, 1994, no debt and marketable equity securities were classified as available-for-sale prior to January 1, 1994. In 1993, proceeds from sales of investments in debt and marketable equity securities were $250,154. Gross gains of $237 and no losses were realized on the 1993 sales.

 At December 31, 1995 and 1994, investment securities with a carrying value of $12,164,239 and $3,108,372, respectively, were pledged as collateral to secure public deposits and for other purposes.

5. LOANS
 A summary of loans outstanding at December 31, 1995 and 1994, follows:

                                           1995               1994
                                           ----               ----

     Commercial                        $ 46,322,568       $ 39,231,465
     Consumer                            21,997,489         19,157,076
     Real estate mortgage               105,139,120         75,908,918
     Other                               12,294,991         11,515,798
                                        -----------        -----------

                                       $185,754,168       $145,813,257
                                        -----------        -----------


6. ALLOWANCE FOR LOAN LOSSES
 Changes in the allowance for loan losses for the three years ended December 31, 1995 are as follows:

                                       1995          1994          1993
                                       ----          ----          ----

     Balance at beginning of year  $1,982,941     $2,084,467   $2,050,762
     Allowance from acquired bank     734,577              -            -
     Provision for loan losses        190,000        120,000      147,000
     Charge- offs                    (308,994)      (280,856)    (228,601)
     Recoveries                       112,838         59,330      115,306
                                    ---------      ---------    ---------

     Net charge-offs                 (196,156)      (221,526)    (113,295)
                                    ---------      ---------    ---------
     Balance at end of  year       $2,711,362     $1,982,941   $2,084,467
                                    ---------      ---------    ---------


 Total nonaccrual loans were $1,386,000 and $1,311,000 at December 31, 1995 and 1994, respectively.

7. LOANS TO RELATED PARTIES
 In the ordinary course of business, loans are granted to related parties, which include bank officers, principal shareholders, directors and entities in which such persons are principal shareholders. Loans outstanding at December 31, 1995 and 1994 to such related parties were approximately $5,841,000 and $5,711,000, respectively. During 1995, approximately $1,121,000 of new loans were made and repayments totaled approximately $991,000. Loans to related parties were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

8. PREMISES AND EQUIPMENT
 A summary of premises and equipment at December 31, 1995 and 1994, is as follows:

                                          1995                1994
                                          ----                ----

     Buildings                       $ 4,328,973          $3,262,325
     Furniture and equipment           4,483,867           3,696,978
     Leasehold improvements            1,565,679           1,444,080
                                      ----------           ---------

                                      10,378,519           8,403,383
     Less accumulated depreciation     6,351,073           4,857,103
                                      ----------           ---------

                                       4,027,446           3,546,280
     Land                                869,625             888,070
                                      ----------           ---------

                                     $ 4,897,071          $4,434,350
                                      ----------           ---------
9. NOTES PAYABLE
 Notes payable at December 31, 1995, consist of notes payable to shareholders of the former Waterford Bancshares, due on September 19, 1997. These notes were issued as part of the Company's acquisition of Waterford which was approved by Waterford's shareholders at the special shareholder meeting held on August 23, 1995. Notes payable at December 31, 1994, consist solely of a mortgage note payable, which was prepaid in 1995.

 The Company has a $1,000,000 line of credit available through June 1, 1996, at the prime rate (8.25% at December 31, 1995). As of December 31, 1995, no amounts are outstanding on the line.

10. EMPLOYEE BENEFIT PLANS
 The Company has a noncontributory money purchase pension plan covering substantially all employees who meet certain minimum age and service requirements. Annual contributions are fixed based on compensation of participants. The Company's contribution to the pension plan for each participant is an amount equal to 4% of the participant's total eligible compensation plus an additional 2% of the participant's eligible compensation in excess of $20,000. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Company contributions are made annually at the discretion of the board of directors and amounted to $112,493 in 1995, $94,320 in 1994 and $104,773 in 1993. Plan assets are invested in a diversified portfolio of high quality debt and equity investments.

 In 1990, the Company formed an Employees' Stock Ownership Plan (ESOP) for the benefit of employees meeting certain minimum age and service requirements. Company contributions to the ESOP trust, which was established to fund the plan, are made on a discretionary basis and are expensed to operations in the year accrued ($69,957 in 1995, $65,196 in 1994 and $50,434 in 1993). The number of shares released to participants is determined based on the annual contribution amount plus any dividends paid on unallocated shares divided by the market price of the stock at the contribution date.

 The activity in the number of unearned ESOP shares follows:

                                        1995          1994           1993
                                        ----          ----           ----

     Balance at beginning of year      50,955         58,613         41,050
     Shares committed to be released   (8,961)        (7,658)        (6,437)
     Additional shares purchased            -              -         24,000
                                       ------         ------         ------

     Balance at end of year            41,994         50,955         58,613
                                       ------         ------         ------


 At December 31, 1995, the fair value of unearned ESOP shares is $603,664.

 The cost of the unearned ESOP shares has been shown as a reduction of stockholders' equity.

11. INCOME TAXES
 The Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate-return basis and remit to the Company amounts determined to be currently payable or realize the benefit they would be entitled to on such a basis. The Company and subsidiaries file separate state income tax returns.

 Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                        1995          1994           1993
                                        ----          ----           ----

     Current:
     Federal                       $1,434,000     $1,024,000     $  864,000
     State                            253,000         78,000        196,000
                                    ---------      ---------      ---------

                                    1,687,000      1,102,000      1,060,000
                                    ---------      ---------      ---------

     Deferred (credit):
     Federal                         ( 85,000)       (74,000)      (136,000)
     State                           ( 23,000)       (18,000)      ( 48,000)
                                    ---------       --------      ---------

                                     (108,000)       (92,000)      (184,000)
                                    ---------       --------      ---------
                                   $1,579,000     $1,010,000     $ (876,000)
                                    ---------      ---------      ---------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities of December 31, 1995 and 1994, are as follows:

                                                          1995         1994
                                                          ----         ----

     Deferred tax assets:
       Allowance for loan losses                     $  720,000    $  415,000
       Federal net operating loss carry forward         245,000       278,000
       State net operating loss carry forward           254,000       243,000
       Unrealized loss on investment securities          59,000       363,000
       Accumulated depreciation                         178,000        49,000
       Other                                            189,000       381,000
                                                      ---------     ---------

                                                      1,645,000     1,729,000
     Valuation allowance for deferred tax assets       (499,000)     (521,000)
                                                      ---------     ---------

     Deferred tax assets                              1,146,000     1,208,000
     Deferred tax liabilities - other                   138,000       293,000
     Purchase accounting adjustments                    300,000             -
                                                      ---------     ---------

     Net deferred tax assets                         $  708,000    $  915,000
                                                      ---------     ---------


 The income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

                                           1995         1994          1993
                                           ----         ----          ----

     Income before income taxes        $4,858,497    $3,816,986    $3,150,746
                                        ---------     ---------     ---------
     Income tax expense at the
      federal statutory rate of 34%    $1,651,889    $1,297,775    $1,071,254
     Increase (decrease) resulting from:
       Tax-exempt interest income        (263,000)     (302,000)     (299,000)
       State income taxes, net of
         federal income tax benefit       164,000       111,000        95,000
       Decrease in valuation allowance
         for deferred tax assets          (22,000)     (170,000)      (34,000)
       Other                               48,111        73,225        42,746
                                        ---------     ---------      --------

                                       $1,579,000    $1,010,000    $  876,000
                                        ---------     ---------      --------


 At December 31, 1995, the Company had federal net operating loss carry forwards of approximately $720,000 and state net operating loss carry forwards of approximately $4,877,000. These carry forwards which are subject to an annual limitation of approximately $100,000 are available to reduce future tax expense through the year ending December 31, 2008.

12. RESTRICTIONS ON SUBSIDIARIES' DIVIDENDS, LOANS OR ADVANCES
 Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Company in the form of cash dividends, loans or advances. Approval of the regulatory authorities is required to pay dividends in excess of certain levels of the Banks' retained earnings.

 As of December 31, 1995, the Banks had net retained earnings of $5,898,000, which are available for distribution to the Company as dividends without prior regulatory approval.

 Under Federal Reserve Bank regulations, the Banks are limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1995, the maximum amount available for transfer from the Banks to the Company in the form of loans approximated 8% of consolidated net worth.

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
 Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

 The Company's maximum exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1995 were $29,058,000 and $1,147,000, respectively. All such arrangements expire in 1996. Loan commitments and standby letters of credit were $28,249,000 and $1,381,000, respectively, at December 31, 1994.

14. LEASES
 The Company rents space for banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $382,000, $416,000 and $406,000, in 1995, 1994 and 1993, respectively.

 Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1995:

                     1996                     $  324,000
                     1997                        324,000
                     1998                        274,000
                     1999                        276,000
                     2000                        282,000
                     Thereafter                2,209,000
                     ----------                ---------

                                              $3,689,000
                                               ---------


 Minimum rentals for 1996 and 1997 include $156,000 per year (1998 and 1999 include $106,000) relative to space used by the Bank which is leased from a partnership, two partners of which are also directors of the Company. Minimum payments have not been reduced by minimum sublease payments of $84,000 due in the future under noncancellable subleases.

15. STOCKHOLDERS' EQUITY, STOCK PLANS AND OPTIONS
 The Company's board of directors adopted the 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, and the 1990 Director Stock Option Plan, (collectively, the 1990 Stock Plans). The Company has reserved 253,821 shares of its common stock as of December 31, 1995, for the exercise of options and issuance of shares under the 1990 Stock Plans. Options are exercisable at a price equal to the fair market value of the shares at the time of the grant. Options must be exercised within ten years after grant.

 A summary of restricted stock and stock option transactions follows, as restated, to give effect to the January 23, 1996 and March 11, 1993, stock dividends.

                           Number of
                           Shares of               Number                Total
                          Restricted              of Stock              Number
                             Stock      Price     Options      Price   of Shares
                             -----      -----     -------      -----   ---------

Balance at
January 1, 1993              15,120  $7.29-$9.90   82,008   $5.56-$9.90  97,128
 Granted                      1,200     11.04         840      11.04      2,040
 Vested restricted stock     (4,464)  7.29-9.90         -       -        (4,464)
 Exercised                        -       -        (5,755)   6.08-7.29   (5,755)
 Canceled                         -       -          (421)      7.29       (421)
                             ------       -       -------      ----     -------


Balance at
December 31, 1993            11,856   7.29-11.04   76,672   5.56-11.04   88,528
 Granted                        720     11.67      15,624      14.00     16,344
 Vested restricted stock       (360)     9.90           -        -         (360)
 Exercised                        -       -        (9,036)   5.56-7.29   (9,036)
 Canceled                         -       -          (360)   5.56-7.29     (360)
                             ------       -       -------    ---------  -------


Balance at
December 31, 1994            12,216   9.90-11.67   82,900   5.56-11.67   95,116
 GRANTED                          -       -         1,560      13.33      1,560
 VESTED RESTRICTED STOCK     (4,214)   7.29-11.67       -        -       (4,214)
 EXERCISED                        -       -        (8,710)   7.29-9.73   (8,710)
 CANCELED                      (250)    11.67        (544)  7.29-11.04     (794)
                            -------     -----     -------   ----------  -------

BALANCE AT
DECEMBER 31, 1995             7,752  $7.29-$11.67  75,206  $7.29-$13.33  82,958
                              -----  ------------ -------  ------------  ------



16. FAIR VALUES OF FINANCIAL INSTRUMENTS
 SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

 In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

 The Company does not routinely measure the market value of financial instruments such as is required by SFAS No. 107, because such measurements represent point-in-time estimates of value. It is not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and, even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company's future earnings or cash flows.

 The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS
 The carrying amounts reported in the balance sheet for cash, federal funds sold and other short-term investments approximate those assets' fair values.

INVESTMENT SECURITIES
 Fair values for investment securities are based on quoted market prices, where available.

LOANS RECEIVABLE
 For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for commercial real estate loans and fixed rate mortgage, consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

DEPOSITS
 The fair values disclosed for interest and noninterest checking accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

ACCRUED INTEREST RECEIVABLE AND PAYABLE
 The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair values.

NOTES PAYABLE
 The carrying values of the Company's notes payable approximate fair value.

OFF-BALANCE-SHEET INSTRUMENTS
 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As a consequence, the estimated fair value of the commitments is approximately equal to the related fee received, which is nominal.

  The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 1995 and 1994:

                                        1995                     1994
                                        ----                     ----

                               CARRYING       FAIR       Carrying        Fair
                                AMOUNT       VALUE        Amount        Value
                                ------------------        -------------------

Cash and due from banks      $16,107,613  $16,107,613  $11,195,006  $11,195,006
Federal funds sold             6,540,309    6,540,309    4,001,864    4,001,864
Other short-term investments   5,870,000    5,870,000    1,000,000    1,000,000
Investment securities         63,083,728   63,541,474   57,468,744   56,783,003
Accrued interest receivable    2,046,426    2,046,426    1,436,468    1,436,468
Loans                        185,754,168  185,918,182  145,813,257  144,121,723
Deposits                     246,217,833  246,539,940  197,401,164  197,040,341
Notes payable                  1,061,844    1,061,844      115,364      115,364
Accrued interest payable       1,200,652    1,200,652      634,742      634,742


17. STATE FINANCIAL SERVICES CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION BALANCE SHEETS
                                                         December 31
                                                         -----------
                                                1995                   1994
                                                ----                   ----

ASSETS
Cash and due from banks                     $   835,202           $   417,588
Other short-term investments                  1,500,000             1,000,000
                                             ----------            ----------

Cash and cash equivalents                     2,335,202             1,417,588
Investments:
 Available-for-sale                                   -             2,919,856
   Held-to-maturity                           2,277,587             1,773,002
Investment in State Financial Bank           21,799,499            20,000,979
Investment in WBAC, Inc.                      6,777,188                     -
Recoverable income taxes                        500,741               352,525
Other assets                                    319,213               152,304
                                             ----------            ----------

Total assets                                $34,009,430           $26,616,254
                                             ----------            ----------


LIABILITIES
 Accrued expenses and other liabilities       $ 566,563           $   447,360
 Note payable                                 1,061,844                     -

STOCKHOLDERS' EQUITY:
 Common stock                                   264,912               198,568
 Additional paid-in capital                  28,568,137            18,030,527
 Retained earnings                            4,187,224             9,215,542
 Unrealized loss on securities
  available-for-sale                           (114,357)             (708,361)
 Less guaranteed ESOP obligation               (524,893)             (567,382)
                                             ----------            ----------

Total stockholders' equity                   32,381,023            26,168,894
                                             ----------            ----------

Total liabilities and
  stockholders' equity                      $34,009,430           $26,616,254
                                             ----------            ----------
See accompanying notes


STATEMENTS OF INCOME
                                               Year ended December 31
                                               ----------------------

                                          1995           1994          1993
                                          ----           ----          ----

Income:
 Dividends                            $2,250,000     $2,050,000     $2,106,847
 Interest                                336,693        198,618        123,089
 Management fees                         681,313        662,226        579,831
 Other                                        28         11,171              -
                                       ---------      ---------      ---------

                                       3,268,034      2,922,015      2,809,767
Expenses:
 Interest                                 68,243         41,726         82,577
 Other                                 1,313,680      1,263,808      1,034,702
                                       ---------      ---------      ---------

                                       1,381,923      1,305,534      1,117,279
                                       ---------      ---------      ---------

Income before income tax credit
  and equity
 in undistributed net
  income of subsidiaries               1,886,111      1,616,481      1,692,488
Income tax credit                        110,515        149,714        195,612
                                       ---------      ---------      ---------

                                       1,996,626      1,766,195      1,888,100

Equity in undistributed net
  income (excess of net
 income of subsidiaries
  over dividends)                      1,282,801      1,040,754        387,076
                                       ---------      ---------      ---------

Net Income                            $3,279,427     $2,806,949     $2,275,176
                                       ---------      ---------      ---------


STATEMENTS OF CASH FLOWS
                                               Year ended December 31
                                               ----------------------

                                         1995           1994           1993
                                         ----           ----           ----

OPERATING ACTIVITIES
 Net income                           $3,279,427     $2,806,949     $2,275,176
 Adjustments to reconcile
   net income to net cash
  provided by operating activities:
  Equity in undistributed income      (1,282,801)    (1,040,754)      (387,076)
  Deferred income taxes                    2,000         17,883        (40,300)
  Other                                  (96,976)       175,622          1,125
                                       ---------      ---------      ---------

Net cash provided by
 operating activities                  1,901,650      1,959,700      1,848,925

INVESTING ACTIVITIES
Decrease (increase) in other assets     (104,358)        18,932       (405,367)
Purchase of investment securities     (3,626,904)    (4,839,263)    (5,775,000)
Maturities of investment securities    6,049,000      4,417,667      1,500,000
Acquisition of/additional
 investment in subsidiaries           (6,702,316)             -     (1,000,000)
                                     -----------      ---------    -----------

Net cash used by investing
 activities                           (4,384,578)      (402,664)    (5,680,367)

FINANCING ACTIVITIES
Proceeds of notes payable              1,061,844              -              -
Repayment of notes payable                     -              -     (1,976,250)
Net increase (decrease) in
 guaranteed ESOP obligation               42,489         47,125       (216,000)
Cash dividends                          (967,478)      (817,506)      (720,115)
Proceeds from issuance of common stock         -              -      7,475,000
Costs of public offering                       -              -       (708,646)
Costs associated with acquisition       (119,677)             -              -
Issuance of common stock in
 acquisition                           3,321,905              -              -
Proceeds from exercise of
 stock options                            64,371         76,610         43,942
Issuance (cancellation) of
 restricted stock                         (2,912)         8,400         13,500
                                       ---------      ---------      ---------

Net cash provided (used) by
 financing activities                  3,400,542       (685,371)     3,911,431
                                       ---------      ---------      ---------

Increase (decrease) in cash and
 cash equivalents                        917,614        871,665         79,989
Cash and cash equivalents at
 beginning of year                     1,417,588        545,923        465,934
                                       ---------      ---------      ---------

Cash and cash equivalents at
 end of year                          $2,335,202     $1,417,588    $   545,923
                                       ---------      ---------      ---------

Noncash transactions -
 Issuance of common stock under
  1990 Stock Plans, net               $   (2,912)    $    8,400    $    13,500



INVESTOR INFORMATION

THE STOCK DIVIDEND
 As of January 23, 1996, there were 2,208,559 shares of Common Stock outstanding. On January 24, 1996, the Company declared a 20% stock dividend to be paid on February 29, 1996 to stockholders of record as of February 14, 1996 (the "Stock Dividend"). Upon the payment of the Stock Dividend, there will be 2,650,270 shares of common stock issued and outstanding (subject to minor adjustment for the issuance of cash in lieu of fractional shares). Unless otherwise indicated, information contained in this Annual Report gives effect to the Stock Dividend.

MARKET PRICE AND DIVIDENDS FOR COMMON STOCK
 At March 1, 1996, there were approximately 709 stockholders of record and 622 estimated additional beneficial stockholders for an approximate total of 1,331 stockholders of the Company's Common Stock.

 Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors and paid from time to time out of funds legally available therefore. The Company's ability to pay dividends depends upon the receipt of dividends from the Banks. The Banks' ability to pay dividends is regulated by banking statutes. The declaration of dividends by the Company is discretionary and will depend on operating results, financial condition, regulatory limitations, tax considerations, and other factors. See
Note 12 to the Consolidated Financial Statements for information concerning restrictions on the payment of dividends. Although the Company has regularly paid dividends since its inception in 1984, there can be no assurance that such dividends will be paid in the future.

 The following table sets forth the historical market price of and dividends declared with respect to Common Stock since January 1, 1994. All figures have been restated to give effect to the Stock Dividend as if it had occurred as of January 1, 1994.

     Quarter Ended          High Price   Low Price      Cash Dividend
     -------------          ----------   ---------      -------------

     MARCH 31, 1995          $12.50       $11.25           $0.092
     JUNE 30, 1995            12.71        11.67            0.100
     SEPTEMBER 30, 1995       14.38        12.08            0.100
     DECEMBER 31, 1995        15.21        13.33            0.100

     March 31, 1994          $11.46       $ 9.38           $0.083
     June 30, 1994            11.46         9.38            0.083
     September 30, 1994       12.92        10.83            0.092
     December 31, 1994        12.92        11.25            0.092
     -----------------        -----        -----            -----


STOCK LISTING
 State Financial Services Corporation's Common Stock is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol "SFSW." Nasdaq is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors, and issuers. Nasdaq is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

 The Company's stock appears in the WALL STREET JOURNAL, THE MILWAUKEE JOURNAL/SENTINEL, and other publications usually as State Financial.

DIVIDEND REINVESTMENT PLAN
 The Company has a Dividend Reinvestment Plan (the "DRP") for the benefit of
all stockholders.   The DRP is administered by Firstar Trust Company.   Under
the DRP, registered stockholders of the Company can elect to have their dividends reinvested to purchase additional shares of the Company's Common Stock. To receive information on the DRP, please contact Michael A. Reindl, Senior Vice President, Controller, and Chief Financial Officer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call (414) 425-1600.

FORM 10-K
 The Company's annual report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission is available upon request without charge to stockholders of record. Please contact Michael A. Reindl, Senior Vice President, Controller, and Chief Financial Officer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call (414) 425-1600.

ANNUAL MEETING
 The annual meeting of stockholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, April 24, 1996 at Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, Wisconsin.


MARKET MAKERS
Robert W. Baird & Company, Inc., Milwaukee, Wisconsin
Frederick and Company, Inc., Milwaukee, Wisconsin
Carl M. Hennig, Inc., Oshkosh, Wisconsin
Herzog, Heine, Geduld, Inc., New York, New York
Howe Barnes Investments, Inc., Chicago, Illinois
Principal Financial Securities, Inc.,  Chicago, Illinois
M.A. Schapiro & Company, Inc., New York, New York



INVESTOR INFORMATION
Financial Information

Michael A. Reindl,
Senior Vice President, Controller, and Chief Financial Officer
State Financial Services Corporation
10708 West Janesville Road
Hales Corners, Wisconsin 53130
(414) 425-1600

Independent Auditors
Ernst & Young LLP
111 East Kilbourn Avenue
Milwaukee, Wisconsin 53202

Transfer Agent
Firstar Trust Company Investor Services
615 East Michigan Avenue
Milwaukee, Wisconsin 53202
(800) 637-7549
(414) 276-3737

Corporate Legal Counsel
Reinhart, Boerner, Van Deuren, Norris & Rieselbach, S.C.
1000 North Water Street
Milwaukee, Wisconsin 53202


Directors and Officers
                      STATE FINANCIAL SERVICES CORPORATION
DIRECTORS
Jerome J. Holz - Chairman of the Board and President,
 Holz Motors, Inc.; Chairman of the Board, State
 Financial Services Corporation
Michael J. Falbo - President and Chief Executive Officer,
 State Financial Services Corporation
Richard A. Horn - President, Horn Brothers, Inc.
Barbara Holz-Weis - Owner, Barb's Green House Florist
David M. Stamm - President, George Webb Corporation
Robert R. Spitzer - President Emeritus, Milwaukee
 School of Engineering

OFFICERS
Jerome J. Holz - Chairman of the Board, Vice President
Michael J. Falbo - President and Chief Executive Officer
Michael A. Reindl - Senior Vice President, Controller and Chief
 Financial Officer
James J. Bartoszek - Secretary/Treasurer
Donna M. Bembenek - Vice President and Director of Marketing
Barbara J. Smith - Assistant Vice President
Annette F. Esteves - Assistant Vice President and Assistant Controller Donald J. Buechler - Loan Review and Compliance Officer
Diana Le Blanc - Auditor
Rosalie C. Plautz - Administrative Officer


                              STATE FINANCIAL BANK
DIRECTORS
Bruce Arbit
Gordon Banerian
John B. Beckwith
 President-South Unit
Wayne Boldt
Ethel M. Bourque
Jerome E. Cesarz
Michael J. Falbo
 Vice Chairman and CEO
Michael Green
Jerome J. Holz
 Chairman of the Board
Richard A. Horn
Judy Holz-Stathas
Barbara Holz-Weis
Philip F. Hudson
 President-North Unit
Roger H. Kriete
Peyton A. Muehlmeier
Salvatore Sendik
Robert R. Spitzer
David M. Stamm
Dr. Charles Wilson,
 Secretary
Cyril Zvonar

OFFICERS
Gerilyn J. Arndt
James J. Bartoszek
John B. Beckwith
David J. Byrge
Kathleen A. Eusebio
Michael J. Falbo
Debra K. Fiedler
Mary P. Fraser
Joyce M. Goodman
Robert L. Hoepfner
Jerome J. Holz
Philip F. Hudson
David P. Johnson
Robert W. Kaiser
Ronald I Kaminsky
Lucy C. Korbitz
Thomas M. Lilly
Barbara A. Marx
Rosalie C. Plautz
John R. Rinderle
Marcy L. Schneider
Rose A. Shebesta
Carol A. Sommer
Jack J. Spoerl
John C. Walch

                     STATE FINANCIAL BANK OFFICE LOCATIONS
 Brookfield (414) 789-9003
 Greenfield (414) 281-2500
 Muskego (414) 679-2800
 Glendale (414) 351-7400
 Hales Corners (414) 425-1600
 Waukesha (414) 544-1750
 Milwaukee/University (414) 961-5800


                        STATE FINANCIAL BANK - WATERFORD
DIRECTORS
Oliver DeHart
 Chairman of the Board
Michael J. Falbo
Jerome J. Holz
Frances M. Koukol
John Mamerow
Charles M. Noll
 Director Emeritus
Jeryl M. Sturino
 President and CEO
Gary Schildt

OFFICERS
Dawn M. Brossard
Frances M. Koukol
Frances M. Morrical
Jeryl M. Sturino
                            Telephone (414) 534-3151
 Deposits in State Financial Bank and State Financial Bank - Waterford are FDIC
                            insured up to $100,000.



EXHIBIT 22

SUBSIDIARIES OF SFSC SERVICES CORPORATION
SUBSIDIARY NAME                                   STATE OF INCORPORATION
---------------                                   ----------------------

State Financial Bank                              Wisconsin
Hales Corners Development Corporation<F26>        Wisconsin
Hales Corners Investment Corporation<F26>         Nevada
WBAC, Inc.                                        Wisconsin
State Financial Bank - Waterford<F27>             Wisconsin
Waterford Investment Corporation<F28>             Nevada

<F26> Subsidiary of State Financial Bank
<F27> Subsidiary of WBAC, Inc.
<F28> Subsidiary of State Financial Bank - Waterford


     EXHIBIT 24

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of State Financial Services Corporation of our report dated January 19, 1996, included in the 1995 Annual Report to the shareholders of State Financial Services Corporation.

/s/ Ernst & Young, LLP
Milwaukee, Wisconsin
March 18, 1996




EXHIBIT 99.4
                      STATE FINANCIAL SERVICES CORPORATION

March 15, 1996

Dear Shareholder:

     You are cordially invited to attend the 1996 Annual Meeting of the Shareholders of State Financial Services Corporation. The 1996 Annual Meeting will be held at 4:00 P.M. Central Time on Wednesday, April 24, 1996 at Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, Wisconsin.

     Information about the meeting, including a description of the matters on which the shareholders will act, is contained in the attached Notice of Annual Meeting and Proxy Statement. Directors and officers of State Financial Services Corporation as well as a representative from Ernst & Young LLP, the Company's independent auditors, will be present at the meeting to respond to any questions that shareholders may have.

     WE ENCOURAGE YOU TO ATTEND THE ANNUAL MEETING. WHETHER OR NOT YOU PLAN TO ATTEND, WE ASK THAT YOU COMPLETE, SIGN, AND DATE THE ENCLOSED PROXY CARD AND RETURN IT IN THE ENVELOPE PROVIDED SO THAT YOUR VOTE CAN BE COUNTED AT THE MEETING.

     On behalf of the Board of Directors and the employees of State Financial Services Corporation, I wish to extend my gratitude for your continued support of our organization.

                    Sincerely,

                    /s/ Michael J. Falbo
                    Michael J. Falbo
                    President and Chief Executive Officer


          10708 WEST JANESVILLE ROAD    HALES CORNERS, WISCONSIN 53130
                                 (414) 425-1600




                        STATE FINANCIAL SERVICES CORPORATION

                      NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                                   APRIL 24, 1996


TO THE SHAREHOLDERS OF STATE FINANCIAL SERVICES CORPORATION:

NOTICE IS HEREBY GIVEN that the Annual Meeting of the Shareholders of State Financial Services Corporation ("SFSC" or the "Company") will be held on April 24, 1996, at 4:00 P.M., Central Time, at Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, Wisconsin for the following purposes:

     1.   To elect two directors for three-year terms expiring in 1999;
     2. To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996; and

     3. To transact any other business that may properly come before the meeting.

     These items are more fully described in the Proxy Statement which accompanies this Notice.

     Shareholders of record at the close of business on March 8, 1996 will be entitled to vote at the meeting and any adjournment thereof.

     IT IS IMPORTANT THAT YOUR STOCK BE REPRESENTED AT THE MEETING. SHARE-HOLDERS WHO DO NOT EXPECT TO ATTEND THE ANNUAL MEETING IN PERSON ARE REQUESTED TO SIGN THE ENCLOSED PROXY AND RETURN IT IN THE ENCLOSED ENVELOPE. IF YOU LATER FIND THAT YOU MAY BE PRESENT AT THE MEETING OR FOR ANY OTHER REASON DESIRE TO REVOKE YOUR PROXY, YOU MAY DO SO AT ANY TIME BEFORE IT IS VOTED.

                    By Order of the Board of Directors

                    /s/ Michael J. Falbo
                    MICHAEL J. FALBO,
                    President and Chief Executive Officer

March 15, 1996



                      STATE FINANCIAL SERVICES CORPORATION
                           10708 WEST JANESVILLE ROAD
                        HALES CORNERS, WISCONSIN  53130

                                PROXY STATEMENT
                         ANNUAL MEETING OF SHAREHOLDERS
                                 APRIL 24, 1996

     INTRODUCTION

     This Proxy Statement is being furnished to the shareholders of State Financial Services Corporation ("SFSC" or the "Company") in connection with the solicitation of proxies by the Board of Directors of SFSC for use at the Annual Meeting of the shareholders of SFSC to be held at 4:00 P.M. Central Time on April 24, 1996 at Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, Wisconsin (the "Meeting"), or any adjournment thereof.

     PURPOSES OF THE MEETING. At the Meeting, shareholders will consider and vote upon two matters: (1) the election of two directors for three year terms expiring in 1999; (2) the proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996.

     PROXY SOLICITATION. The cost of soliciting proxies will be borne by the Company. The Company expects to solicit proxies primarily by mail. Proxies may also be solicited personally and by telephone by members of management of the Company. Proxy Statements and Proxies will be mailed to shareholders on approximately March 15, 1996.

     QUORUM AND VOTING INFORMATION. As of March 8, 1996, the record date for the Meeting, there were issued and outstanding 2,650,101 shares of the Company's Common Stock. At the Meeting, a quorum will exist with respect to each matter to be voted upon if a majority of the votes entitled to be cast thereon is represented in person or by proxy. The vote necessary to elect the directors nominated or to approve the proposals to be acted upon is described in detail
under the specific proposals.   See "Item 1.  Election of Directors - Voting
Information." In addition, shareholders should be aware that no matter to be acted upon at the Meeting is dependent upon the approval of any other matter. Only shareholders of record at the close of business on March 8, 1996 are entitled to vote at the Meeting or at any adjournment thereof.

     PROXIES AND REVOCATION OF PROXIES. A Proxy in the accompanying form, which is properly executed, duly returned to the Company and not revoked, will be voted in accordance with instructions contained therein. In the event that any matter which is not described in this Proxy Statement properly comes before the Meeting, the accompanying form of Proxy authorizes the persons appointed as proxies thereby ("Proxyholders") to vote on such matter in their sole discretion. At the present time, management knows of no other matters which are to come before the Meeting. See "Item 3. Other Matters." If no instructions are given with respect to any particular matter to be acted upon, a Proxy will be voted in favor of such matter. Each such Proxy granted may be revoked at any time before it is voted by filing with the Secretary of the Company a written notice of revocation, by delivering to the Company a duly executed proxy bearing a later date, or by attending the Meeting and voting in person.

     STOCK DIVIDEND. On January 24, 1996, the Company declared a 20% stock dividend (the "Stock Dividend") to be paid on February 29, 1996 to shareholders of record as of the close of business on February 14, 1996. The effect of the Stock Dividend is that a shareholder will receive a certificate for one additional share for every five shares of the Company's Common Stock owned by the shareholder as of the record date of the Stock Dividend. Fractional shares will not be issued. Cash will be delivered in lieu of fractional shares in an amount based upon the market price of the Company's Common Stock on February 14, 1996. Certain information contained in the Company's Annual Report to Shareholders delivered herewith (see "Annual Report"below) and all per share information set forth in this Proxy Statement has been restated to give effect to the Stock Dividend.

     SHAREHOLDER PROPOSALS. There are no shareholder proposals on the agenda for the Meeting. In order to be considered for inclusion in the agenda for the 1997 Annual Meeting, a shareholder proposal must be received by the Company no later than November 21, 1996. Shareholder proposals should be sent to the Company's principal offices by certified mail, return receipt requested, and should be addressed to the Secretary of the Company.

     ANNUAL REPORT. The Company's Annual Report to Shareholders, including audited financial statements for the year ended December 31, 1995, although not a part of this Proxy Statement, is delivered herewith.

     ITEM 1.  ELECTION OF DIRECTORS

     THE BOARD OF DIRECTORS AND THE NOMINEES. The Board of Directors of the Company currently consists of six persons, divided into three classes, each consisting of two directors elected to serve three year terms. The Board of Directors is recommending that two individuals, Jerome J. Holz and David M. Stamm, be elected to directors positions at the Meeting, each for a term expiring on the date of the Company's annual meeting to be held in 1999 or until their respective successors are duly elected. Messrs. Holz and Stamm have previously served as directors. See "Directors" below for further information.

     VOTING INFORMATION. Unless otherwise directed, the shares represented by all properly executed Proxies will be voted by the Proxyholders "FOR" the
election of Mr. Holz and Mr. Stamm.   Management does not expect that either Mr.
Holz or Mr. Stamm will be unable to serve as director, but if that should occur for any reason prior to the Meeting, the Proxyholders reserve the right to vote for another person of their choice. The vote necessary to elect the directors nominated is governed by Section 180.0728(1) of the Wisconsin Business Corporation Law, which provides that directors are elected by "plurality" of the votes cast. This means that the number of nominees corresponding to the number of seats on a board of directors to be filled at a shareholders' meeting who receive the highest number of votes shall be elected. In the case of the Meeting, the two nominees who receive the highest number of votes for their election as directors will be the persons elected to the two director positions to be filled at the Meeting. See "Introduction - Quorum and Voting Information."

     DIRECTORS. The following sets forth, with respect to the nominees and each director who will continue to serve after the date of the Meeting, his/her name, age, principal occupation for the last five years, the year in which he/she first became a director of the Company or a predecessor thereof, the year in which his/her current term as director will expire, and directorships in other business corporations. SFSC is a bank holding company which owns State Financial Bank ("SFB") and State Financial Bank - Waterford ("Waterford")
(collectively referred to as the "Banks").   SFB is the entity resulting from
the consolidation of in June, 1994 of SFSC's four previously separate banks [State Bank, Hales Corners ("SBHC"), University National Bank ("UNB"),
Edgewood Bank ("EB"), and Eastbrook State Bank ("ESB")] into SBHC's charter. References to SFB prior to June, 1994 are synonymous with SBHC prior to the consolidation of the banks. In 1984, SFSC was formed as the parent holding company of the former SBHC. SFSC acquired UNB in 1985, EB in 1987, and ESB in 1992. SFSC acquired Waterford in 1995 and continues to operate it as a separate banking subsidiary. Each of the directors of the Company is also a director of SFB. Messrs. Holz and Falbo are also directors of Waterford.

                                                                   CURRENT
                                                       DIRECTOR    TERM
NAME                AGE  POSITIONS HELD                SINCE       EXPIRES<F29>
----                ---  --------------                -----       ------------

Jerome J. Holz       68  Chairman of the Board and
                         Vice President of SFSC;
                         Chairman of the Board of SFB;
                         Director of Waterford         1984        1996

Michael J. Falbo     46  President, Chief
                         Executive Officer, and
                         Director of SFSC; Vice
                         Chairman and Chief Executive
                         Officer of SFB; Director
                         of Waterford                  1984        1998

Richard A. Horn      71  Director of SFSC and State
                         Financial Bank                1984        1997

Robert R. Spitzer    73  Director of SFSC and State
                         Financial Bank                1990        1998

David M. Stamm       47  Director of SFSC and State
                         Financial Bank                1993        1996

Barbara E. Holz-Weis 40  Director of SFSC and State
                         Financial Bank                1993        1997

<F29> On the date of the annual shareholders' meeting to be held in the year indicated.

     JEROME J. HOLZ serves as Chairman of the Board and Vice President of SFSC. In these capacities, he consults on a regular basis with management of SFSC and the Banks concerning matters of strategic planning, business development, and company policies. Mr. Holz is also Chairman of the Board of State Financial Bank. He has been a director of SFSC since its organization in 1984 , a director of SFB since 1960, and a director of Waterford since August, 1995. Mr. Holz is Chairman of the Board and President of Holz Motors, Inc., an automobile dealership with locations in Hales Corners and Watertown, Wisconsin.

     MICHAEL J. FALBO has been President and Chief Executive Officer of SFSC since 1984. Mr. Falbo is Vice Chairman and Chief Executive Officer of SFB. Mr. Falbo has been a director of SFSC since its organization in 1984, a director of SFB since 1983, and a director of Waterford since August, 1995.

     RICHARD A. HORN is President of Horn Bros., Inc., a retail feed, seed, and fertilizer firm located in Muskego, Wisconsin. Mr. Horn has been a director of SFSC since 1984 and a director of SFB since 1971. Mr. Horn serves on the Stock Option and Audit Committees and is also a member of the Administrative Board of the Company's Employee Stock Ownership Plan ("ESOP").

     ROBERT R. SPITZER is the retired President of the Milwaukee School of Engineering, Milwaukee, Wisconsin. Mr. Spitzer has been a director of SFSC and of SFB since 1990. Mr. Spitzer is also a director of Kikkoman Foods, Incorporated. Mr. Spitzer serves on the Stock Option and Audit Committees and is also a member of the Administrative Board of the Company's ESOP.

     DAVID M. STAMM is President of the George Webb Corporation, a franchise restaurant operation with locations in southeastern Wisconsin. Mr. Stamm has been a director of SFSC since 1993 and of SFB since 1992. Mr. Stamm serves on the Stock Option Committee and is a member of the Administrative Board of the Company's ESOP.

     BARBARA E. HOLZ-WEIS is the owner of Barb's Greenhouse Florist, a retail full-service flower shop in Hales Corners, Wisconsin. Mrs. Holz-Weis has been a director of SFSC since 1993 and of SFB since 1981. Mrs. Holz-Weis serves on the Stock Option Committee and is also a member of the Administrative Board of the Company's ESOP.

     BOARD COMMITTEES.   The Board of Directors has the following committees:

     STOCK OPTION COMMITTEE.   The Stock Option Committee administers the
Company's Stock Option Plans, including the exercise of discretionary authority concerning the granting of options and Restricted Stock under the 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officer and Employees (the "Officer "SOP"). See "Compensation of Executive Officers -
Stock Options." The Stock Option Committee is comprised of Messrs. Horn, Spitzer, and Stamm, and Mrs. Holz-Weis. The Stock Option committee met one time during 1995.

     AUDIT COMMITTEE. The Audit Committee reviews the reports of independent auditors, selects or recommends the selection of independent auditors, reviews the adequacy of internal controls of the Company and reviews any related-party transactions. The Audit Committee is comprised of Messrs. Horn and Spitzer. The Audit Committee met one time during 1995.

     OTHER COMMITTEES. The Company has no nominating or similar committee of the Board of Directors and has no established procedure for the consideration of nominees recommended by shareholders. Certain other functions, such as the establishment of compensation policies and the determination of executive officer compensation, are performed by the Board of Directors acting as a committee of the whole.

     EXECUTIVE OFFICERS.   Information is provided below with respect to the
executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

                                                              CURRENT POSITION
NAME                AGE  POSITIONS HELD                          HELD SINCE
----                ---  --------------                          ----------

James J. Bartoszek  43   Secretary/Treasurer of SFSC;
                         Senior Vice President and Cashier
                         of State Financial Bank                    1994

John B. Beckwith    42   President, State Financial Bank
                         South Unit                                 1994

Philip F. Hudson    63   President, State Financial
                         Bank North Unit                            1994

Michael A. Reindl   36   Senior Vice President, Controller,
                         and Chief Financial Officer of SFSC        1995

Jeryl M. Sturino    36   President, State Financial
                         Bank - Waterford                           1995

     JAMES J. BARTOSZEK has been Secretary/Treasurer of SFSC since 1993 and Senior Vice President and Cashier of the SFB since June 1994. From June 1993 until June 1994, Mr. Bartoszek served as Vice President and Cashier of SFB.
From April  until June 1993, Mr. Bartoszek served as Vice President of SFB.
From July 1991 until April 1993, Mr. Bartoszek was a Vice President of Tri-City National Banks, Oak Creek, Wisconsin. From April 1989 until July 1991, Mr. Bartoszek was an Assistant Vice President of Commercial Lending for Norwest Banks, Wisconsin (formerly First Interstate Banks, Wisconsin). From April 1988 through April 1989, Mr. Bartoszek was the Loan Review Officer of SFSC. From July 1985 until April 1988, Mr. Bartoszek was a Vice President of the former EB. Prior to joining EB, Mr. Bartoszek was a field examiner for the Federal Deposit Insurance Corporation.

     JOHN B. BECKWITH has been President of the South Unit of State Financial Bank since June, 1994. In this capacity, Mr. Beckwith is responsible for the operation of SFB's offices located in Hales Corners, Muskego, and Greenfield, Wisconsin. From June 1991 to June 1994, Mr. Beckwith was President of and Chief Executive Officer of SBHC (currently SFB's Hales Corners and Muskego offices). Mr. Beckwith was a director of SBHC from June 1991 to June 1994. Since June 1994, he has served as a director of SFB. Prior to June 1991, he had been Executive Vice President of SBHC since February 1990. Mr. Beckwith had been Vice President of the Firstar (formerly known as First Wisconsin National Bank of Milwaukee) in the commercial lending and branch management areas from 1988 until February 1990 and in the international financial marketing area from 1985 until 1988.

     PHILIP F. HUDSON has been President of the North Unit of State Financial Bank since June, 1994. In this capacity, Mr. Hudson is responsible for the operation of SFB's offices located in Milwaukee, Glendale, Brookfield, and Waukesha, Wisconsin. From November 1990 to June 1994, Mr. Hudson was President and Chief Executive Officer of SFSC's then separate subsidiary bank, UNB (currently SFB's Milwaukee and Glendale offices). Mr. Hudson also served in these capacities from 1975 until June 1987. From June 1987 to the present, Mr. Hudson has been Chairman of Environmental Rental Systems, Inc., which rents safety equipment, and President of Casper Environmental Systems, Inc. an air filtration equipment manufacturer. Mr. Hudson was a director of the former UNB from 1975 to 1987 and from 1990 to 1994. He has served as a director of SFB since June 1994.

     MICHAEL A. REINDL has been Senior Vice President, Controller, and Chief Financial Officer of SFSC since November 1995. From June 1993 through November 1995, Mr. Reindl was Vice President, Controller, and Chief Financial Officer of SFSC. From August 1990 through June 1993, Mr. Reindl was Vice President and Controller of SFSC. From December 1989 through August 1990, Mr. Reindl was Vice President of SFSC's then independent subsidiary bank, EB (currently SFB's Greenfield office), and from January 1988 through December 1989, he served as Assistant Vice President and Cashier of EB. Mr. Reindl was Auditor of SFSC from 1984 through January 1988.

     JERYL M. STURINO has been President and Chief Executive Officer and a director of Waterford since September 1995. From June 1994 through September 1995, Mrs. Sturino served as Senior Vice President and Senior Loan Officer of SFB. Mrs. Sturino joined SFB (then known as SBHC) in August 1988 as a Commercial Loan Officer, was promoted to Vice President in November 1990, and served in that capacity until June 1994 when she was promoted to Senior Vice President of SFB. Prior to joining SFB, Mrs. Sturino was employed as a credit analyst at Firstar Bank (formerly First Wisconsin National Bank of Milwaukee).

     COMPENSATION OF DIRECTORS.    Effective January 1, 1993, SFB established a
policy that no employee of SFSC or the Banks may receive director fees for serving on the Board of Directors of SFB. This same policy became effective for service on the Company's Board of Directors effective January 1, 1994. Accordingly, Messrs. Holz, Falbo, Beckwith, and Hudson, and Mrs. Sturino, who are employees of SFSC, SFB, and/or Waterford and who also serve as directors of SFB and/or Waterford, did not receive any director fees in connection with their respective director positions for services rendered in that capacity in 1995.

     DIRECTORS FEES.

     SFSC Directors.   Directors of the Company (other than Messrs. Holz and
Falbo) are paid a quarterly retainer of $1,562.50 and $1,562.50 for each quarterly Board meeting attended. In 1995, Directors Horn, Spitzer, Stamm, and Holz-Weis were each paid $12,500 for their services as directors. During 1995, the Board met 5 times and no director attended less than 75% of the meetings.

     SFB Directors.   Messrs. Holz, Falbo, Horn, Spitzer, Stamm,  Beckwith, and
Hudson, and Mrs. Holz-Weis are directors of SFB and also serve on one or more committees of SFB's Board of Directors. In 1995, directors of SFB (other than Messrs. Holz, Falbo, Beckwith, and Hudson) were paid a retainer of $300 per quarter, $150 for each Board meeting attended, $150 for each Executive Committee meeting attended, and $100 for each Committee meeting attended.

     Waterford Directors.   Messrs. Holz and Falbo, and Mrs. Sturino are
directors of Waterford and also serve on one or more committee's of Waterford's Board of Directors. Subsequent to Waterford's acquisition by SFSC on August 24, 1995, directors of Waterford (other than Messrs. Holz and Falbo, and Mrs. Sturino) were paid a retainer of $300 per month and $150 for each Board meeting attended.

     DIRECTOR STOCK OPTIONS.   The 1990 Director Stock Option Plan (the
"Director SOP") was established for the benefit of directors of SFSC and SFB. Employees of the Company and SFB who also serve as directors of the Company and/or SFB are not eligible to participate in the Director SOP as they participate in the 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees (the "Officer SOP"). The Director
SOP provides for the granting of Non-Qualified Stock Options ("NSOs") to purchase shares of the Company's Common Stock and is administered by the Stock Option Committee of the Board of Directors. Under the Director SOP, the option price must be equal to the fair market value of the shares on the date of grant.

     Each new director of the Company is granted 2,400 options upon his or her initial election, and an additional 1,200 options upon his or her first reelection to the Company's Board of Directors. Each person who is elected to a Bank Board of Directors for the first time will receive 1,200 options upon his or her initial election, and an additional 600 options upon his or her first reelection.

     Options will expire no later than ten years after the date of grant. An optionee does not recognize any taxable income at the time an NSO is granted, nor will the Company be entitled to a tax deduction at that time. If an NSO is exercised, the optionee must recognize an amount of ordinary income equal to the fair market value of the shares purchased (as of the date of exercise) minus the exercise price. The Company is then entitled to a tax deduction equal to the amount of ordinary income recognized by the optionee. The optionee's basis in the shares acquired upon the exercise of an NSO is equal to the fair market value at the time of exercise. Upon a subsequent sale or other disposition of the shares in a taxable transaction, the optionee will have a capital gain (or loss) equal to the difference between his or her basis and the sale proceeds.

     No options were granted under the Director SOP to SFSC directors during 1995. The following table presents the value of unexercised options held by the Company's directors at December 31, 1995 who are not also Named Executive Officers, (as defined below).

     DIRECTOR OPTIONS VALUE TABLE

                         Number of Securities        In-the-Money
                        Underlying Unexercised        Options at
                        Options at Fiscal Year       Fiscal Year
NAME                         End (#)<F30>         End ($)<F30><F31>
----                         ------------         -----------------

Richard A. Horn                 7,200                  $48,991
Robert R. Spitzer               1,800                    8,055
David M. Stamm                  6,480                   20,094
Barbara E. Holz-Weis            6,120                   24,010

     <F30> All options are exercisable at December 31, 1995.

     <F31> The dollar values are calculated by determining the difference between the market value of the underlying Common Stock at December 31, 1995 ($14.375) and the exercise price of the options.

     DIRECTORS OF OTHER SUBSIDIARIES.   Messrs. Holz, Falbo, Horn, Spitzer,
Stamm, Beckwith, and Hudson, and Mrs. Holz-Weis are also directors of Hales Corners Development Corporation, a wholly-owned subsidiary of SFB, but received no directors fees during 1995 for serving on that Board. Messrs. Falbo and Reindl are directors of Hales Corners Investment Corporation and Waterford Investment Corporation, each a wholly-owned Nevada-chartered subsidiary of SFB and Waterford, respectively, but received no directors fees during 1995 for serving on those Boards.

     COMPENSATION OF EXECUTIVE OFFICERS.

     SUMMARY COMPENSATION INFORMATION.   The following table sets forth the
annual and long-term compensation for the Company's Chief Executive Officer and the other executive officers of the Company and the Banks whose total salaries and bonuses exceeded $100,000 in 1995, as well as the respective compensation paid to each individual during the Company's last three fiscal years. The persons named in the table are sometimes referred to herein as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE
                                                                                          LONG-TERM COMPENSATION
                                                                                          ----------------------

                                                        ANNUAL COMPENSATION                     AWARDS       PAYOUTS
                                                        -------------------                     ------       -------

                                                                                        RESTRICTED
                                                                          OTHER ANNUAL    STOCK      STOCK     LTIP    ALL OTHER
                                                    SALARY     BONUS      COMPENSATION    AWARDS    OPTIONS  PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR        ($)      ($)<F32>      ($)<F33>     ($)<F34>     (#)    ($)<F35>   ($)<F36>
---------------------------              ----        ---      ---           ---          ---          ---    ---        ---

Michael J. Falbo                         1995      225,000    100,000         -0-          -0-        -0-     10,500     35,476
  President and  CEO - State Financial   1994      205,000     85,000         -0-          -0-        -0-      -0-       32,964
  Services  Corporation                  1993      172,600     75,000        12,500        -0-        -0-     10,500     20,953

Jerome J. Holz                           1995      190,000     90,000         -0-          -0-        -0-     10,500     16,276
  Chairman of the Board - State          1994      174,000     75,000         -0-          -0-        -0-      -0-       17,063
  Financial Services Corporation         1993      145,600     63,000        12,500        -0-        -0-     10,500     19,140

John B. Beckwith
  President - State Financial Bank       1995      103,000     30,000         -0-          -0-        -0-      5,250     13,831
  South Unit                             1994       96,000     25,000         -0-          -0-        -0-      -0-       12,181
                                         1993       90,000     20,000         -0-          -0-        -0-      2,625      9,435

Philip F. Hudson
  President  - State Financial Bank      1995      121,000     17,500         -0-          -0-        -0-      3,563     14,442
  North Unit                             1994      114,000     12,500         -0-          -0-        -0-      3,563     12,679
                                         1993      108,000      7,500         -0-          -0-        -0-      3,563     10,185

     <F32> For Messrs. Falbo, Beckwith, and Hudson, the amount represents the bonus earned in the respective year but paid in the following year.  For Mr. Holz, the bonus was earned and paid in the respective year.

     <F33> Other Annual Compensation represents directors fees paid in connection with their service on the respective boards of the Company and SFB. Effective January 1, 1993, the Company and SFB established a policy that no employee of the Company or SFB may receive director fees for serving on the Board of Directors of SFB.  The amount disclosed for Messrs. Falbo and Holz for 1993 represents the fees paid for their  service on the Company's Board of Directors in 1993.  Effective January 1, 1994, a director of the Company, who is also an employee of the Company or SFB, will no longer receive director fees for his or her service on the
Company's Board of Directors.

     <F34> Represents  value of the award on the date of grant based on the fair market value of the Company's common stock as of that date.

     <F35> Represents vesting of restricted shares previously granted under the Officer SOP.

     <F36> All Other Annual Compensation consists of contributions to the ESOP and the Pension Plan made on behalf of the Named
Executive Officers by the Company.  The amounts reported for Mr. Falbo in 1995 and 1994 also include the contributions made to the
Supplemental Executive Retirement Plan adopted in each respective year.

     EMPLOYEE STOCK OWNERSHIP PLAN.   In 1990, SFSC adopted an Employee Stock
Ownership Plan ("ESOP") for the benefit of certain employees of SFSC and its subsidiaries. SFSC shareholders approved the ESOP in 1990. The ESOP covers substantially all employees of SFSC and its subsidiaries who have attained age 21 and have completed at least one year of service. Contributions to the ESOP are made in amounts established in the discretion of the Company's Board of Directors. Amounts contributed are intended to be sufficient to amortize any loans to the ESOP. Shares of the Company's Common Stock will be allocated to the accounts of participants during each plan year, generally in accordance with the amounts contributed by SFSC and SFB. An ESOP participant's interest in the ESOP will be paid on the participant's death, disability, retirement, or termination of employment. Each participant becomes vested in 20% of his/her account balance after two years of service and an additional 20% of the account balance vests each subsequent year of service until the participant becomes fully vested after six years. Past service is recognized for vesting purposes.

     The ESOP holds 106,096 shares of Common Stock. These shares are held in the name of an independent trustee. Messrs. Horn, Spitzer, and Stamm, and Mrs. Holz-Weis are members of the Administrative Board of the ESOP ("ESOP Board").
As of March 8, 1996, of the 106,096 shares held for the ESOP by the independent ESOP trustee, 64,102 had been allocated to ESOP participants' accounts and 41,994 remained unallocated. The ESOP provides that the independent trustee must vote shares allocated to a participants' account in accordance with the direction of the participant. The ESOP Board directs voting by the independent trustee, and may also direct the disposition of unallocated shares. The ESOP Board does not have the power to vote or direct the vote, or to dispose of or direct the disposition of, shares which have been allocated to participants' accounts. See "Security Ownership of Management and Certain Beneficial
Owners."

     The ESOP may acquire additional shares of Common Stock through purchases of outstanding shares on the open market or directly from SFSC. The timing and amount of future purchases and borrowings will be affected by various factors, including regulatory policies, the market price of Common Stock, prevailing interest rates, and the number of participating subsidiaries. No additional shares were purchased by the ESOP in 1995.

     MONEY PURCHASE PENSION PLAN.   The Board of Directors of SFSC has adopted
the State Financial Services Corporation and Subsidiaries Money Purchase Plan ("Pension Plan") for the benefit of certain employees of SFSC and its subsidiaries. The Pension Plan is a tax qualified defined contribution plan pursuant to which SFSC's contributions are fixed based upon the compensation of each participant. For each participant, SFSC's contribution to the Pension Plan is an amount equal to four percent (4%) of the participant's total compensation and an additional two percent (2%) of the participant's compensation in excess of $20,000. The Pension Plan may also accept rollover contributions from employees. Messrs. Holz, Falbo, and Reindl are trustees of the Pension Plan.

     A participant's account balance becomes 20% vested after completion of two years of service. Thereafter, a participant's account balance vests 20% each year until the participant becomes 100% vested after six years of service. A participant becomes 100% vested in his account balance in the event of death, disability, or retirement. Normal retirement age under the Pension Plan is 65. Upon retirement, a participant's account balance may be distributed to him/her pursuant to his/her election of one of a number of alternative methods of distribution.

     401(K) PLAN.   SFSC and the Banks also have a Section 401(k) profit sharing plan ("401(k) Plan"). All employees who are at least 21 years old are eligible to participate. Participants can defer between 2% and 15% of their compensation. Participants may also contribute up to an additional 10% of their compensation on a nontax-deferred basis. Contributions may be invested at the participant's discretion in one of several different funds which have been selected by an administrative committee which includes Messrs. Falbo, Reindl, and Bartoszek. Amounts accumulated are payable upon termination of an employee's employment, at the normal retirement age, upon death or permanent disability, pursuant to a variety of payment options. There are no employer contributions to the 401(k) Plan.

     DEFERRED COMPENSATION AGREEMENT.   SFB has a Deferred Compensation
Agreement with Jerome J. Holz dated December 9, 1980, pursuant to which SFB is obligated to pay Mr. Holz $1,000 per month for 120 months following termination of his employment. Payments will commence upon Mr. Holz's voluntary termination, his involuntary termination for reasons other than cause (as defined in the agreement), or upon his death or permanent disability. In the event that Mr. Holz dies before receiving all payments, the balance of the payments will be made to Mr. Holz's designated beneficiary or heirs. SFB's obligations under this plan are insured.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. In 1994, the Board of Directors of SFSC adopted the Supplemental Executive Retirement Plan ("Supplemental Plan") to supplement the benefits received by Mr. Falbo under the Company's qualified retirement plans. Due to restrictions imposed by the Internal Revenue Service, SFSC cannot contribute the same percentage of compensation on behalf of Mr. Falbo that it can contribute on behalf of other employees. As a result, SFSC makes a limited contribution to its qualified retirement plans on Mr. Falbo's behalf. SFSC adopted the Supplemental Plan to supplement the benefits received by Mr. Falbo under the Company's qualified benefit plans. Mr. Falbo's right to participate in the Supplemental Plan is effective with the adoption of the Supplemental Plan. His right to participate in the Supplemental Plan ceases at the earlier of his termination of employment or the date the Supplemental Plan is terminated by SFSC.

     Pursuant to the Supplemental Plan, SFSC contributes on behalf of Mr. Falbo an amount equal to 12% of his compensation in excess of the compensation limits stated under the Internal Revenue Code of 1986 section 401(a)(17) for that year. Interest on the contributions made to Mr. Falbo's account is credited annually at a rate equal to the annual interest earnings for the Pension Plan.

     Benefits under the Supplemental Plan will begin to be made to Mr. Falbo at the termination of his employment or his retirement. The form in which benefits are paid to Mr. Falbo is determined by his age at the time of his termination or retirement. If Mr. Falbo's employment terminates on or after the date he attains age 65, benefits will be paid beginning the month following his termination or retirement and monthly thereafter until the final payment is made in the month he attains age 80. If Mr. Falbo terminates employment on or after age 55, but before age 65, SFSC will begin paying Mr. Falbo's accumulated benefits in monthly installments beginning the first month following his termination and monthly thereafter until the final payment is made in the month he attains age 65. If Mr. Falbo dies after termination but before receipt of all benefits under the plan, the remaining benefits will be paid in installments to his spouse over the remaining term of the plan, as applicable. In the event Mr. Falbo dies without a spouse or his widow dies before completion of the installment payments, the unpaid benefits will be paid to his or, if applicable, his widow's estate in a lump sum. If Mr. Falbo terminates employment prior to age 55, SFSC will pay the amount credited on his behalf under the plan as a lump sum. Mr. Falbo's benefits under the Supplemental Plan will be fully and completely forfeited in the event he is terminated for cause.

     If Mr. Falbo dies before age 65 and before beginning to receive benefits under the Supplemental Plan, his surviving spouse, or if there is no surviving spouse his estate, shall be entitled to a lump sum benefit equal to the greater of one million dollars or the amount credited on Mr. Falbo's behalf under the Supplemental Plan. The Company's obligations under this plan are insured.

     STOCK OPTIONS The Officer SOP was established for the benefit of key salaried employees of the Company and any subsidiary thereof, including SFB.
The Officer SOP is administered by the Stock Option Committee of the Board of Directors. The Officer SOP provides for the granting of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code, NSOs, stock appreciation rights ("SARs"), and Restricted Stock as described below.
The Stock Option Committee will also determine the number of shares of Common Stock subject to options, the option price and the time or times when each option will first become exercisable, in whole or in part.

     The Stock Option Committee may grant SARs and Restricted Stock to key salaried employees and may determine whether such grant shall be considered an alternative right to an option under the Officer SOP. The grant of a SAR entitles the holder to receive cash in an amount equivalent to the difference between the fair market value of the Common Stock on the day of exercise and the price established on the date of the granting of the SAR. The grant of Restricted Stock entitles the holder to all of the rights of stock ownership, including the right to vote and receive dividends, subject to a risk of forfeiture if the holder's employment is terminated within a certain period of time under specified circumstances. All restrictions on Restricted Stock lapse upon a "change in control" of SFSC, as defined in the Officer SOP.

     The exercise price of ISOs granted under the Officer SOP will not be less than 100% of the fair market value of the shares on the date of grant of the option. For NSOs, the option price shall not be less than 85% of the fair market value of the shares on the grant date. The maximum option term is ten years for ISOs. The Board of Directors may amend the Officer SOP or discontinue it, but may not take action to alter any previously granted option. Further, the shareholders must approve any amendment to the Officer SOP that would increase the number of options available, decrease the option price, extend the term of the Officer SOP, or extend the period within which to exercise options.

     The following table summarizes options exercised during 1995 and presents the value of unexercised options held by the Named Executive Officers at December 31, 1995. No stock options, SARs, or Restricted Stock were granted to the Named Executive Officers under the Officer SOP in 1995.

     OFFICER OPTIONS EXERCISED AND VALUE TABLE
                                                                                 Number of Securities             In-the-Money
                                        Shares                 Value            Underlying Unexercised             Options at
                                       Acquired               Realized          Options at Fiscal Year            Fiscal Year
NAME                                on Exercise (#)           ($)<F37>               End (#)<F38>              End ($)<F38><F39>
----                                ---------------           ---                    -------                   -------

Michael J. Falbo                         2,808                 19,890                    5,616                      $39,780
Jerome J. Holz                           2,160                 15,300                    4,320                       30,600
John B. Beckwith                           864                  6,120                    1,728                       12,240
Philip F. Hudson                           288                  1,339                    3,456                       19,123

  <F37> Values are calculated by subtracting the exercise price from the fair market value of the stock as of December 31, 1995
($14.375).

  <F38> All options are exercisable at December 31, 1995.

  <F39> The dollar values are calculated by determining the difference between the market value of the underlying Common Stock at
December 31, 1995 and the exercise price of the options.

        SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

        DIRECTORS AND EXECUTIVE OFFICERS.   The following table sets forth, as of March 8, 1996, for the director-nominees, directors continuing in office, the Named Executive Officers (see "Compensation of Executive Officers"), and all directors and executive officers as a group, the number of shares of Common Stock, stock options, and shares of Restricted Stock beneficially owned and the percentage of such shares to the total number of shares outstanding.


                                                            SUBJECT TO                                               PERCENT OF
                                    DIRECTLY OR               STOCK               RESTRICTED                           SHARES
NAME                             INDIRECTLY <F40>         OPTIONS <F41>           STOCK <F42>        TOTAL        OUTSTANDING<F43>
----                             -----------              --------                ------             -----        -----------

Jerome J. Holz                         437,069               4,320                   1,440           442,829           16.7%
Richard A. Horn <F44>                   46,717               7,200                    -0-             53,917            2.0
Robert R. Spitzer <F44>                  8,426               1,800                    -0-             10,226             *
David M. Stamm <F44>                     8,646               6,480                    -0-             15,126             *
Barbara E. Holz-Weis <F44>              38,897               6,120                    -0-             45,017            1.7
Michael J. Falbo                        37,189               5,616                   2,160            44,965            1.7
John B. Beckwith                         7,741               1,728                   1,080            10,549             *
Philip F. Hudson                         5,348               3,456                   1,080             9,884             *
All Directors and Executive Officers
  as a group (11 persons) including
  the above-named individuals <F44>    644,543              38,153                   7,272           689,968           25.7%

     <F40> Includes shares owned directly by each individual and the group, as well as shares owned indirectly (for example as trustee of a trust); also includes for those individuals who were Participants in the ESOP that number of shares of Common Stock which were allocated to such individual's ESOP account as of March 8, 1996, and with respect to which that individual has voting rights under the provisions of the ESOP.

     <F41> Shares subject to stock options which have not yet been exercised but which are exercisable within 90 days of March 8,
1996.

     <F42> Held by the Secretary of SFSC on behalf of the above-named individuals as participants in the Officer SOP.

     <F43> Percentage of total number of shares of Common Stock outstanding.  Assumes, for each individual owning options and for the group, the exercise of that number of options which are included in the total number of  shares.  Asterisk denotes less than 1%
ownership.

     <F44> Messrs. Horn, Spitzer, Stamm, and Holz-Weis are members of the Administrative Board of the ESOP ("ESOP Board").  As of
March 8, 1996, 106,096 shares were held for the ESOP by the independent ESOP trustee, of which 64,102 had been allocated to ESOP participants' accounts and 41,994 remained unallocated.  The ESOP provides that the independent ESOP trustee must vote shares allocated to a participant's account in accordance with the direction of the participant.  The ESOP Board directs voting by the independent Trustee, and may also direct the disposition of unallocated shares.  The ESOP Board does not have the power to vote or direct the vote, or to dispose of or direct the disposition of, shares which have been allocated to participants' accounts.  To avoid duplication, the individual totals reported in the above table for Messrs. Horn, Spitzer, and Stamm, and Mrs. Holz-Weis do
not reflect the 41,994 unallocated shares of which they are deemed to share beneficial ownership as members of the ESOP Board;
however, the total for all directors and executive officers as a group does include the 41,994 unallocated shares.  If the 41,994 unallocated shares deemed to be beneficially owned (as a result of such shared voting and dispositive power) by Messrs. Horn,
Spitzer, and Stamm, and Mrs. Holz-Weis as members of the ESOP Board are included in each of their individual totals, the resulting total numbers of shares and the percentages of Common Stock beneficially owned by each of them on an individual basis would be as follows: Richard A. Horn, 95,911 shares (3.6% of the total shares outstanding) ; Robert R. Spitzer, 52,220 shares
(2.0% of the total shares outstanding); David M. Stamm, 57,120 shares (2.2% of the total shares outstanding); and Barbara E.
Holz-Weis, 87,011 shares (3.3% of the total shares outstanding).

     BENEFICIAL OWNERS.   The only person known to SFSC to be the "beneficial
owner"(defined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) of more than 5% of the outstanding shares of Common Stock as of March 8, 1996, is the following:

                                        Number of           Percent of
Name and Business Address                 Shares              Class
-------------------------                 ------              -----

Jerome J. Holz                           442,829              16.7%
  10708 West Janesville Road
  Hales Corners, WI  53130

     CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     INDEBTEDNESS OF MANAGEMENT.   Some of the executive officers and directors
of SFSC are, and have been during the preceding three fiscal years, customers of SFB, and some of the officers and directors of SFB are direct or indirect owners of 10% or more of corporations which are, or have been in the past, customers of SFB. As such customers, they have had transactions in the ordinary course of business (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. In the opinion of management of SFSC, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features. At December 31, 1995, SFB had $5,841,000 in loans outstanding to the directors and executive officers of SFSC, which amount represented 18.0% of total shareholders' equity at that date. A substantial portion of these outstanding loans were commercial loans from SFB to Holz Motors, Inc., which is owned by Jerome J. Holz, who is Chairman of the Board and Vice President of SFSC, and Holz Motors' affiliated entities; to Horn Bros., Inc., of which Richard A. Horn, a director of SFSC, is President; and to George Webb Corporation, of which David M. Stamm, a director of SFSC, is President.

     EDGEWOOD PLAZA.   SFB leases approximately 8,900 square feet of floor space
in Edgewood Plaza, an office building located at 4811 South 76th Street, Greenfield, Wisconsin, pursuant to the terms of a lease agreement dated
December 20, 1982, and amended June 14, 1993, between SFB and Edgewood Plaza Joint Venture. Edgewood Plaza Joint Venture is a Wisconsin general partnership that includes as partners Jerome J. Holz and Richard A. Horn who are directors of SFSC. The term of the lease will end December 27, 1997. The rent includes a base rent of approximately $156,000 per year, plus additional rent equal to increases in operating expenses over those incurred during the base year of 1983. The base rent may be adjusted every three years by an amount equal to 25% of the base rent multiplied by increases in the Consumer Price Index during the preceding period. Currently, the total rent payable is approximately $208,000 per year. SFB subleases space to two other occupants of Edgewood Plaza. The first sublease covers approximately 1,700 square feet of the floor space of Edgewood Plaza under a lease which expires on November 30, 1995. Under the terms of this sublease, SFB receives annual rent of approximately $26,000. The other sublease covers approximately 2,535 square feet of the floor space of Edgewood Plaza under a lease which expires on December 27, 1997. Under the
terms of this sublease, SFB receives annual rent of approximately $48,400.   In
1993, Edgewood executed an extension of its lease with Edgewood Plaza which extends Edgewood's lease through December, 2007. Under the terms of this extension, SFB will lease approximately 4,100 square feet of floor space from Edgewood Plaza. The reduction in space under the lease extension is related to Edgewood Plaza's assumption of the space which SFB currently subleases to other occupants of Edgewood Plaza.

     ITEM 2.   RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

     The Board of Directors has appointed the firm of Ernst & Young LLP as independent auditors to audit the books, records, and accounts of the Company and its subsidiaries for the year ending December 31, 1996, and proposes that the shareholders ratify such appointment. Ernst & Young LLP acted as independent auditors for the year ended December 31, 1995. A representative of Ernst & Young LLP is expected to attend the Meeting, will have the opportunity to make a statement, and will be available to respond to appropriate questions.

     The vote necessary to ratify the appointment of independent auditors is governed by Section 180.0725(3) of the Wisconsin Business Corporation Law, which provides that a matter will be approved if a quorum is present an the number of votes cast in favor of the matter exceed the number of votes cast in opposition thereto. Accordingly, a shareholder will be deemed "present" at the Meeting by proxy because the shareholder has returned a proxy (even if the proxy card contains no instructions as to voting with respect to the ratification of the appointment of independent auditors, abstains from voting thereon, or constitutes a broker "non-vote" with respect thereto). However, unless the shareholder votes "for" or "against" the ratification of the appointment of independent auditors, the shareholder's vote will not be counted. See "Introduction - Quorum and Voting Information."

     THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE FOR THE RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996.

     ITEM 3.  OTHER MATTERS

     The matters referred to in the foregoing Notice of Meeting and Proxy Statement are, as far as the Board of Directors knows, the only matters which will be presented for consideration at the Meeting. If any other matters properly come before the Meeting, the Proxyholders named in the accompanying Proxy will vote on them in accordance with their best judgment exercising the authority conferred thereby.

                    By Order of the Board of Directors

                    /s/ Michael J. Falbo
                    MICHAEL J. FALBO,
                    President and Chief Executive Officer

March 15, 1996.