Form 10-Q
period 1996-03-31
STATE FINANCIAL SERVICES CORP
filed 1996-04-30
CIK 745614

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                               MARCH 31, 1996

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

                                Not applicable
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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
Yes  X  No
   ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of April 26, 1996 there were 2,657,985 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                  FORM 10-Q

                     STATE FINANCIAL SERVICES CORPORATION


                                    INDEX

                        PART I - FINANCIAL INFORMATION


                                                                   Page No.
Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 1996 and December 31, 1995                         2

          Consolidated Statements of Income for the
          Three Months ended March 31, 1996 and 1995                   3

          Consolidated Statements of Cash Flows for the
          Three Months ended March 31, 1996 and 1995                   4

          Notes to Consolidated Financial Statements                   5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                6



                         PART II - OTHER INFORMATION

Items 1-6                                                             13

Signatures                                                            15

        PART I.         FINANCIAL INFORMATION
        ITEM 1.         FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                         MARCH 31,                      DECEMBER 31,
                                                                           1996                            1995
                                                                        ---------                       ------------
ASSETS
  Cash and due from banks                                               $ 13,169,676                    $ 16,107,613
  Federal funds sold                                                       7,276,106                       6,540,309
  Other short-term investments                                             4,935,000                       5,870,000
                                                                        ------------                    ------------
  Cash and cash equivalents                                               25,380,782                      28,517,922

Investment securities
  Held-to-maturity (fair value $44,252,000-March 31, 1996
    and $44,684,000-December 31, 1995)                                    43,968,252                      44,225,970
  Available for sale (at fair value)                                      22,722,508                      18,857,758

Loans (net of allowance for loan losses of $2,757,550-1996
  and $2,711,362-1995)                                                   185,389,516                     183,042,806

Premises and equipment                                                     4,904,946                       4,897,071
Accrued interest receivable                                                2,129,588                       2,046,426
Other assets                                                               3,398,327                       3,449,248
                                                                        ------------                    ------------
                                                                        $287,893,919                    $285,037,201
                                                                        ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                              $ 46,384,858                    $ 52,173,476
    Savings                                                               65,700,791                      65,470,981
    Other time                                                           132,961,913                     128,573,376
                                                                        ------------                    ------------
                        TOTAL DEPOSITS                                   245,047,562                     246,217,833

  Notes payable                                                            1,061,844                       1,061,844
  Securities sold under agreements to repurchase                           7,350,160                       3,300,160
  Accrued expenses and other liabilities                                      53,321                         875,689
  Accrued interest payable                                                 1,341,724                       1,200,652
                                                                        ------------                    ------------
                        TOTAL LIABILITIES                                254,854,611                     252,656,178
  Stockholders' equity:
    Preferred stock, $1 par value;
      authorized-100,000 shares; issued
      and outstanding-none
    Common stock, $0.10 par value;
      authorized-10,000,000 shares
      issued and outstanding-2,650,101
      shares in 1996 and 2,649,119 in 1995                                   265,010                         264,912
    Capital surplus                                                       28,581,396                      28,568,137
    Net unrealized holding loss on
      securities available for sale                                         (106,882)                       (114,357)
    Retained earnings                                                      4,776,049                       4,187,224
    Less:  Guaranteed ESOP obligation                                       (476,265)                       (524,893)
                                                                        ------------                    ------------
                TOTAL STOCKHOLDERS' EQUITY                                33,039,308                      32,381,023
                                                                        ------------                    ------------
                                                                        $287,893,919                    $285,037,201
                                                                        ============                    ============




See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                Three months ended March 31,
                                                                  1996             1995
                                                                ----------      -----------
Interest income:
  Loans, including fees                                         $4,410,241      $3,559,644
  Investment securities
    Taxable                                                        768,085         589,842
    Tax-exempt                                                     195,637         167,964
  Federal funds sold                                               120,492          16,968
                                                                ----------      -----------
                TOTAL INTEREST INCOME                            5,494,455       4,334,418
Interest expense:
  Deposits                                                       2,096,553       1,415,354
  Notes payable and other borrowings                               119,127          46,206
                                                                ----------      ----------
                TOTAL INTEREST EXPENSE                           2,215,680       1,461,560
                                                                ----------      ----------
                   NET INTEREST INCOME                           3,278,775       2,872,858

Provision for loan losses                                           52,500          45,000
                                                                ----------      ----------

          NET INTEREST INCOME AFTER
         PROVISION FOR LOANS LOSSES                              3,226,275       2,827,858

Other income:
  Service charges on deposit accounts                              244,438         241,346
  Merchant service fees                                            219,742         153,682
  Building rent                                                     52,492          60,282
  ATM fees                                                          41,315          50,340
  Other                                                            118,806          90,181
                                                                ----------      ----------
                                                                   676,793         595,831

Other expenses:
  Salaries and employee benefits                                 1,158,029       1,016,071
  Net occupancy expense                                            216,951         204,753
  Equipment rentals, depreciation and
    maintenance                                                    234,241         190,916
  Data processing                                                  147,558         130,489
  Legal and professional                                           103,913          83,023
  Merchant service charges                                         179,270         140,073
  Regulatory agency assessments                                     10,992         109,638
  ATM charges                                                       47,653          41,943
  Postage and courier                                               64,200          51,404
  Office supplies                                                   36,963          43,736
  Advertising                                                       69,375          56,364
  Other                                                            270,977         273,171
                                                                ----------      ----------
                                                                 2,540,122       2,341,581
                                                                ----------      ----------
         INCOME BEFORE INCOME TAXES                              1,362,946       1,082,108
Income taxes                                                       457,956         347,862
                                                                ----------      ----------
                         NET INCOME                             $  904,990      $  734,246
                                                                ==========      ==========

Net income per common and common equivalent share                 $   0.35        $   0.31

Dividends per common share                                        $   0.12        $   0.09

Weighted average common shares outstanding                       2,608,130       2,332,009


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three months ended March 31,
                                                       1996             1995
                                                   -----------      -----------
OPERATING ACTIVITIES
  Net Income                                       $   904,990      $  734,246
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                         52,500          45,000
      Provision for depreciation                       147,115         121,104
      Amortization of investment security
        premiums and accretion of discounts-net         46,992          25,479
      Amortization of goodwill                          33,256           7,428
      Amortization of branch acquisition premium         7,416           7,416
      Increase in interest receivable                  (83,162)       (161,361)
      Increase in interest payable                     141,072         109,181
      Other                                           (815,971)       (449,434)
                                                   -----------     -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            434,208         439,059

  INVESTING ACTIVITIES
    Purchases of investment securities              (1,194,424)       (997,321)
    Maturities of investment securities              1,410,000       2,365,000
    Purchases of securities available for sale      (5,784,093)       (397,458)
    Maturities of securities available for sale      1,925,820         596,033
    Net increase in loans                           (2,399,210)     (6,192,545)
    Purchases of premises and equipment               (154,990)        (25,600)
                                                   -----------     -----------
  NET CASH USED BY INVESTING ACTIVITIES             (6,196,897)     (4,651,891)

  FINANCING ACTIVITIES
    Decrease in deposits                            (1,170,271)     (3,455,066)
    Decrease in notes payable                                0         (19,796)
    Decrease in guaranteed ESOP obligation              48,628          42,489
    Net proceeds from securities sold under
       agreement to repurchase                       4,050,000       4,050,000
    Cash dividends                                    (316,165)       (213,792)
    Proceeds from exercise of stock options             13,357           3,286
                                                   -----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          2,625,549         407,121
                                                   -----------     -----------

  DECREASE IN CASH AND CASH EQUIVALENTS             (3,137,140)     (3,805,711)
  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                            28,517,922      16,196,870
                                                   -----------     -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $25,380,782     $12,391,159
                                                   ===========     ===========


   Supplemental information:
   Taxes paid                                      $   667,725     $   171,550
   Interest paid                                     2,074,608       1,352,379



    See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries, State Financial Bank and WBAC, Inc ("Waterford"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. WBAC, Inc. also includes the accounts of its wholly owned subsidiary, State Financial
Bank - Waterford and its subsidiary, Waterford Investment Corporation. All significant intercompany balances and transactions have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

NOTE B - ACQUISITION OF WATERFORD BANCSHARES, INC.

        On August 24, 1995, the Company completed its acquisition of Waterford Bancshares, Inc. ("Bancshares"). Bancshares was the bank holding company of Waterford Bank, Waterford, Wisconsin. Pursuant to the Agreement and Plan of Merger, Bancshares was merged into the Company's wholly owned subsidiary, WBAC, Inc., which has become the resultant owner of Waterford Bank (now known as State Financial Bank - Waterford). In connection with the acquisition, the Company issued 257,845 shares of its common stock with a value of $3,202,000 (net of acquisitions costs totaling $119,000), $1,061,844 in two year installment notes, and paid $2,260,401 in cash in exchange for the outstanding common stock of Bancshares. The acquisition was accounted for using purchase accounting. Accordingly, Waterford's consolidated results of operation are reflected in the Company's Consolidated Statements of Income for the three months ended March
31, 1996 but are not included in the Company's Consolidated Statements of Income for the three months ended March 31, 1995 as that was prior to the acquisition date. Waterford's consolidated financial condition has been included in the Company's Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995.

        On a pro forma basis, the pro forma net income and net income per common and common equivalent share for the three month period ended March 31, 1995, after giving effect to the Waterford acquisition as if it had occured on January 1, 1995 would be as follows:


                                                 Three months ended
                                                   March 31, 1995
                                                 ------------------
Total income ...................................     $ 5,626,816
Net income .....................................         761,832
Net income per common and
   common equivalent share......................            0.29



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     At March 31, 1996, total assets were $287,894,000 compared to $285,037,000 at December 31, 1995. Funding for the Company's first quarter 1996 asset growth came primarily from proceeds from securities sold under agreement to repurchase ($4,050,000). These proceeds, combined with contraction in the Company's level of cash and cash equivalents ($3,137,000) were used to fund $3,643,000 in net investment securities purchases, $2,399,000 in net loan growth (primarily in mortgage loans), and $1,170,000 in deposit contraction in the first quarter of 1996.

     The $1,170,000 in deposit contraction during the first quarter of 1996 was the result of $5,789,000 in demand declines, which historically occur in the first quarter of the year as local businesses employ funds into working capital, offset by increases of $4,389,000 in other time deposits (consisting of certificates of deposit, individual retirement accounts, and money market accounts) and $230,000 in savings balances. The continued popularity of the Company's money market index account and the introduction of the account at Waterford, were the main reasons for the time deposit growth during the first quarter of 1996.

     Cash provided by operating activities ($434,208), combined with proceeds from stock option exercises ($13,000) and repayments from guaranteed ESOP obligations ($49,000) were used to fund $316,000 in cash dividends paid in the first quarter and $155,000 in fixed asset purchases.

ASSET QUALITY

     At March 31, 1996, non-performing assets were $2,689,000, an increase of $841,000 as compared to December 31, 1995. The increase was due to net increases in non-performing loans at State Financial Bank and Waterford during the first quarter of 1996. With the non-performing loan increases, the percentage of non-performing loans to total loans increased to 1.18% and non-performing assets to total assets increased to 0.93% at March 31, 1996 compared to 0.75% and 0.65% for the respective asset quality ratios as of December 31, 1995. Based upon currently available information, the Company estimates that approximately $50,000 in potential charge-offs could result during the remainder of 1996 from the liquidation of the loans placed on nonaccrual status during the first quarter.

     At March 31, 1996, available information would suggest that additional loans totaling approximately $185,000 would likely be included as nonaccrual, past due or restructured during the second quarter of 1996.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).


                                              Mar. 31      Dec. 31      Sep. 30      Jun. 30     Mar. 31
                                                 1996         1995         1995         1995        1995
                                              ----------------------------------------------------------
Nonaccrual loans ..........................    $ 2,224      $ 1,386     $ 2,514       $ 1,162    $ 1,314
Accuring loans past due 90 days or more ...          5            2           4             2          0
Restructured loans.........................          0            0           0             0          0
                                               ---------------------------------------------------------
Total non-performing and restructured loans      2,229        1,388       2,518         1,164      1,314
                                               ---------------------------------------------------------
Other real estate owned....................        460          460         489           317        219
                                               ---------------------------------------------------------
Total non-performing assets................    $ 2,689      $ 1,848     $ 3,007       $ 1,481    $ 1,533
                                               =========================================================
Ratios:
  Non-performing loans to total loans......       1.18%        0.75%       1.37%         0.74%      0.86%
  Allowance to non-performing loans........     123.71       195.32      108.62        172.68     154.49
  Non-performing assets to total assets....       0.93         0.65        1.06          0.63       0.68
                                               =========================================================


     When, in the option of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. With the exception of credit cards, the Company does not recognize income on loans past due 90 days or more.

ALLOWANCE FOR LOAN LOSSES

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 1996, the Allowance was $2,758,000, an increase of $47,000 from the balance at December 31, 1995. This increase was due to loan loss provisions exceeding net charge-offs through the first three months of 1996.

     The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.47% at March 31, 1996 compared to 1.46% at December 31, 1995. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 1996.

     The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):


                                                  THREE MONTHS
                                                     ENDED                 YEAR ENDED
                                                  MARCH 31, 1996          DEC. 31, 1995
                                                  -------------------------------------
Balance at beginning of period . . . . . . . . .       $  2,711               $  1,983
Charge-offs:
  Commercial  . . . . . . . . . . . . . . . . .               0                     70
  Real estate . . . . . . . . . . . . . . . . .               0                     82
  Installment . . . . . . . . . . . . . . . . .               2                     82
  Other . . . . . . . . . . . . . . . . . . . .              23                     75
                                                  ------------------------------------
  Total charge-offs . . . . . . . . . . . . . .              25                    309
                                                  ------------------------------------
Recoveries:
  Commercial . . . . . . . . . . . . . . . . .                5                     58
  Real estate. . . . . . . . . . . . . . . . .                0                     12
  Installment  . . . . . . . . . . . . . . . .                8                     34
  Other . . . . . . . . . . . . . . . . . . .                 6                      9
                                                  ------------------------------------
  Total recoveries . . . . . . . . . . . . . .               19                    113
                                                  ------------------------------------

Net charge-offs   . . . . . . . . . . . . . .                 6                    196
Balance of Waterford's allowance
 at date of acquisition  . . . . . . . . . . .              n/a                    735
Additions charged to operations . . . . . . . .              53                    190
                                                  ------------------------------------

Balance at end of period                               $  2,758               $  2,711
                                                  ====================================
Ratios:
  Net charge-offs to
                             1
    average loans outstanding . . .  . . . . .             0.01%                  0.12%
                                    1
  Net charge-offs to total allowance  . . . . .            0.87                   7.23
  Allowance to period end
    loans outstanding . . . . . . . . . . . . .            1.47                   1.46
                                                  ====================================


- --------------------------------------
1.     Annualized

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

GENERAL

        For the quarter ended March 31, 1996, the Company reported net income of $905,000, an increase of $171,000 or 23.3% from the $734,000 reported for the quarter ended March 31, 1995. Due to the Company's acquisition of Waterford in August, 1995 and the application of purchase accounting principles thereon, first quarter 1996 includes Waterford's results of operations whereas first quarter 1995 does not. Waterford contributed $94,000 to the Company's consolidated first quarter 1996 performance. Improvements in the Company's first quarter operating performance resulted from improvements in net interest income, non-interest income, and reduced Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums.

NET INTEREST INCOME

        The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 1996 and March 31, 1995 (dollars in thousands):


                                                                1996                                       1995
                                              -----------------------------------------  ------------------------------------
                                              Average                           Yield/   Average                      Yield/
                                              Balance          Interest         Rate(4)  Balance         Interest     Rate(4)
                                              -----------------------------------------  ------------------------------------
ASSETS
Interest-earning assets:
  Loans(1,2,3) ............................   $186,876         $  4,423         9.52%    $ 149,218       $  3,577       9.72%
  Taxable investment securities ...........     53,294              768         5.80        42,767            590       5.59
  Tax-exempt investment securities(3) .....     16,047              296         7.42        14,433            254       7.14
  Federal funds sold ......................      9,072              120         5.32         1,196             17       5.76
                                              -----------------------------------------  ------------------------------------
Total interest-earning assets .............    265,289            5,607         8.50       207,614          4,438       8.67
Non-interest-earning assets:
  Cash and due from banks .................     13,540                                       9,369
  Premises and equipment, net .............      4,878                                       4,389
  Other assets ............................      5,396                                       3,435
Less: Allowance for loan losses ...........     (2,730)                                     (2,006)
                                              --------                                    --------
TOTAL                                         $286,373                                    $222,801
                                              ========                                    ========

LIABIILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW and money market accounts ...........   $ 84,155         $    774         3.70%    $  59,397       $    512       3.50%
 Savings deposits ........................      42,075              293         2.80        42,835            289       2.74
  Time deposits ...........................     70,844            1,030         5.85        48,926            614       5.09
  Notes payable ...........................      1,062               18         6.82             0              0          0
  Mortgage payable ........................          0                0         0.00           107              3       9.79
  Federal funds purchased .................          0                0         0.00         1,589             28       7.15
  Securities sold under
    agreement to repurchase ...............      7,718              101         5.26         1,403             16       4.63
                                              -----------------------------------------  ------------------------------------
Total interest-bearing liabilities ........    205,854            2,216         4.33       154,257          1,462       3.84
                                              -----------------------------------------  ------------------------------------
Non-interest-bearing liabilities:
  Demand deposits .........................     45,881                                      40,887
  Other ...................................      1,863                                         981
                                              --------                                    --------
Total liabilities .........................    253,598                                     196,125
                                              --------                                    --------
Stockholders' equity ......................     32,775                                      26,676
                                              --------                                    --------
TOTAL .....................................   $286,373                                    $222,801
                                              ========                                    ========

Net interest earning and interest rate spread   $3,394  4.17%   $2,976  4.83%
                                                ======  ====    ======  ====
Net yield on interest-earning assets......              5.14%           5.81%
                                                        ====            ====

- ------------------------------------------------
1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.

3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.

4.  Annualized

    For the quarter ended March 31, 1996, the Company reported taxable-equivalent net interest income of $3,394,000, an increase of $418,000 or 14.0% from the $2,976,000 reported for the quarter ended March 31, 1995. The increase was due to an increase of $1,169,000 in taxable-equivalent total interest income offset by an increase of $754,000 in total interest expense. The improvement in taxable-equivalent net interest income in the first quarter of 1996 was primarily the result of increased asset volume related to internal growth and the Waterford acquisition offset by higher funding costs resulting from the changing composition of the Company's interest-bearing liabilities due to the Waterford acquisition and internal deposit shifts at State Financial Bank. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.14% for the quarter ended March 31, 1996 from 5.81% for the quarter ended March 31, 1995.

    The increase of $1,169,000 in taxable-equivalent total interest income resulted mainly from a $57,675,000 increase (27.8%) in the level of average interest-earning assets outstanding for the quarter ended March 31, 1996 over the comparable quarter in 1995 offset by a reduction in the Company's yield on interest-earning assets between the two periods. The Waterford acquisition accounted for $39,523,000 of the Company's increase in average interest-earnings assets outstanding in first quarter 1996 with the remainder due to asset growth at State Financial Bank over the preceding twelve months. As a result of this volume increase, taxable-equivalent total interest income improved $1,202,000 in the first quarter of 1996 as compared to the first quarter of 1995. Offsetting the volume improvements in taxable-equivalent interest income was $33,000 in reduced interest income resulting from interest rate changes between the two periods. The addition of Waterford's relatively lower yielding interest-earning assets and the general decline in market interest rates over the preceding twelve months were the significant reasons the Company's consolidated yield on interest-earning assets declined to 8.50% for the first quarter of 1996 from 8.67% for the first quarter of 1995.

    The net improvement in interest income was offset by an increase in the average cost of interest-bearing liabilities due to the effects of Waterford's deposits on the Company's consolidated deposit portfolio, a greater percentage of the Company's deposit base in time deposits and money market accounts, and increases in the average level of outstanding securities sold under agreement to repurchase ("Repurchase Agreements") in the first quarter of 1996. The composition of Waterford's deposit portfolio results in a generally higher cost of funds as compared to the Company's other banking subsidiary, State Financial Bank. Compared to State Financial Bank, Waterford's portfolio of average interest-bearing liabilities consists of a greater percentage of time deposits (certificates of deposit, and individual retirement accounts), and money market accounts, which historically carry a higher funding cost than savings, demand, and Now accounts. For the quarter ended March 31, 1996, 68.2% of Waterford's average interest-bearing liabilities were in CD's, IRA's, and money market accounts compared to 63.6% at State Financial Bank. Additionally, Waterford's average demand deposits, which carry no interest cost, represented 10.3% of the bank's average total deposits for the quarter ended March 31, 1996 compared to 20.4% at State Financial Bank for the same period. Changes in the average composition of interest-bearing liabilities, exclusive of the inclusion of Waterford, also impacted the Company's cost of funds in the first quarter of 1996. As rate spreads have increased, depositors have moved balances from lower yielding savings instruments to higher yielding time deposits and money market accounts. For the quarter ended March 31, 1996, average time deposits and money market accounts accounted for 64.0% of average outstanding interest-bearing liabilities compared to 55.5% for the quarter ended March 31, 1995. Interest expense also increased as a result of additional interest expense associated with the $6,315,000 increase in the average level of outstanding Repurchase Agreements in the first quarter of 1996 and resulted in $85,000 of additional interest expense during the period. The Company's Repurchase Agreements are primarily generated through local municipalities desirous of additional security on their balances exceeding the level of FDIC insurance coverage. As a result of the aforementioned changes, the cost of the Company's interest-bearing liabilities increased to 4.33% for the quarter ended March 31, 1996 compared to 3.84% for the quarter ended March 31, 1995.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $7,500 in the first quarter of 1996 due to the inclusion of Waterford's provisions in the Company's consolidated statements of income.

OTHER INCOME

     Total other income increased $81,000 or 13.6% for the quarter ended March 31, 1996 compared to the same period in 1995. Improvements of $66,000 in merchant service fees and $29,000 in other income, offset by reductions of $8,000 in building rent and $9,000 in ATM fees were the major reasons for the Company's first quarter increase in total other income. The increase in merchant service fees came primarily from increased volume resulting from new merchants added to State Financial Bank's customer base and rate adjustments over the preceding twelve months. In the first quarter of 1996, the Company began directly originating and selling secondary market mortgages on a service released basis. Of the $29,000 increase in other income, $12,000 related to gains associated with this activity in the first quarter of 1996 with the remainder primarily due to the additional other income from Waterford. Building rent income decreased $8,000 due to the Company utilizing additional space which was previously leased to an external tenant. ATM fees decreased $9,000 as one of the Company's automated teller machines was taken out of service in 1996.

OTHER EXPENSES

     Total other expenses increased $199,000 or 8.5% for the three months ended March 31, 1996 compared to the same period in 1995. The addition of Waterford in 1996 added $278,000 to the Company's consolidated other expenses. Exclusive of Waterford, other expenses decreased $79,000 or 3.4% between the two periods.

     Salaries and employee benefits increased $142,000. The inclusion of Waterford accounted for $122,000 of this increase with the remainder primarily due to annual salary adjustments. Occupancy expenses increased $56,000 due to the inclusion of Waterford's expenses in 1996 ($44,000) and increased depreciation expense ($11,000) resulting from the Company's fourth quarter 1995 upgrade of its computer network to improve customer service delivery. Data processing expense increased $17,000, due to anticipated rate adjustments from the Company's service provider. Legal and professional fees increased $21,000 in total primarily due to the inclusion of Waterford's expenses. Expenses related to the Company's merchant services program increased $39,000 due to an increased customer base and rate increases from the Company's service provider. Postage and courier increased $13,000, as did advertising, both primarily due to Waterford's additional expenses in these categories. Offsetting the aforementioned expense increases was a $99,000 decline in the expense related to regulatory agency assessments during the first quarter 1996 resulting from reductions in FDIC deposit from insurance premiums.

INCOME TAXES

     Income taxes for the quarter ended March 31, 1996 increased $110,000 over the first quarter of 1995. The increase in income tax expense was the result of a $281,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's income derived from tax-exempt sources between the two periods.

LIQUIDITY

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customer needs. The Company had liquid assets of $25,381,000 and $28,518,000 at March 31, 1996 and December 31, 1995, respectively.

CAPITAL RESOURCES

    There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 1996, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                                              Regulatory                      Regulatory
                                                                                Minimum                    Well-capitalized
                                                Actual                        Requirement                    Requirement
                                        -----------------------         -----------------------         -----------------------
                                                                        (dollars in thousands)

                                        Amount          Percent         Amount          Percent         Amount          Percent
                                        ------          -------         ------          -------         ------          -------
Tier 1 leverage                         $31,377         11.0%           $ 8,538         3.0%            $14,230          5.0%

Tier 1 risk-based capital                31,377         16.3%             7,711         4.0%             11,567          6.0%

Risk-based capital                       33,791         17.5%            15,422         8.0%             19,278         10.0%



        The Company is pursuing a policy of continued asset growth which requires the maintenance of appropriate ratios of capital to total assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the definition of a "well-capitalized" institution. The Company seeks to obtain additional capital growth through earnings retention and a conservative dividend policy.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As of March 31, 1996, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        ANNUAL MEETING OF SHAREHOLDERS. On April 24, 1996, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Jerome J. Holz and David M. Stamm for three year terms expiring on the date of the annual shareholders' meeting to be held in 1999. The shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996.

SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

        ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Two directors were standing for reelection at the Annual Meeting - Jerome J. Holz and David M. Stamm. The vote with respect to the reelection of each was as follows:


JEROME J. HOLZ
            2,650,101    total votes were eligible to be cast.
            2,277,828    votes were represented in person or by proxy at the
                         Annual Meeting.
            2,274,842    votes were cast "FOR" the reelection of Mr. Holz
                  -0-    votes were cast "AGAINST" the reelection of Mr. Holz
                2,986    votes abstained or were broker non-votes.

DAVID M. STAMM

            2,650,101    total votes were eligible to be cast.
            2,277,828    votes were represented in person or by proxy at the
                         Annual Meeting.
            2,274,122    votes were cast "FOR" the reelection of Mr. Stamm
                  -0-    votes were cast "AGAINST" the reelection of Mr. Stamm
                3,706    votes abstained or were broker non-votes.


        RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. Under Wisconsin law, the ratification of the appointment of Ernst & Young LLP as independent auditors would be aproved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996 was as follows:


                2,650,101   total votes were eligible to be cast.
                2,277,828   votes were represented in person or by proxy at the
                            Annual Meeting.
                2,274,671   votes were cast "FOR" the ratification of the
                            appointment of Ernst & Young LLP as independent
                            auditors.
                    1,560   votes were cast "AGAINST" the ratification of the
                            appointment of Ernst & Young LLP as independent
                            auditors.
                    1,597   votes abstained or were broker non-votes.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        There were no Form 8-K reports filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STATE FINANCIAL SERVICES CORPORATION
                                  ----------------------------------------
                                  (Registrant)

Date: April 26, 1996

                                  By /s/ Michael J. Falbo
                                     -------------------------------------
                                     Michael J. Falbo
                                     President and Chief Executive Officer

Date: April 26, 1996

                                  By /s/ Michael A. Reindl
                                     -------------------------------------
                                     Michael A. Reindl
                                     Senior Vice President, Controller,
                                     and Chief Financial Officer