Form 10-K/A
period 1995-12-31
STATE FINANCIAL SERVICES CORP
filed 1996-05-01
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---      ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 30, 1996 was approximately $32,473,469, based on the following assumptions: (1) the market value of the Common Stock of $16.50 per share which was equal to the closing price on the Nasdaq Stock Market on April 29, 1996; and (2) 1,968,089 shares of Common Stock held by nonaffiliates as of April 30, 1996.

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

     As of April 30, 1996, there were 2,658,057 shares of the Registrant's $0.10 par value Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Exhibits incorporate certain exhibits by reference from (1) Registrant's Form S-1 Registration Statement filed under the Securities Act of 1933, Registration No. 33-31517, dated October 11, 1989 and the following amendments to said Registration Statement: Amendment No. 1 dated December 6, 1989 and Amendment No. 2 dated March 16, 1990; (2) Amendment No. 3 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-46280, dated May 3, 1992; (3) Registrant's report on Form 8-K dated June 19, 1992 filed under the Securities Exchange Act of 1934; (4) Amendment No. 2 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-59665, dated July 18, 1995; and (6) Registrant's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934 for the years ended December 31, 1991, 1992, 1993, 1994, and 1995.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                       STATE FINANCIAL SERVICES CORPORATION

                                 EXHIBIT INDEX
                                       TO
                                  FORM 10-K/A
                        FOR YEAR ENDED December 31, 1995

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are no applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.


Exhibit
Number    Description
- -------   -----------

    3.1 Articles of Incorporation of the Registrant as Amended and Restated effective April 21, 1993.<F7>

    3.2 Bylaws of Registrant, as amended and restated effective February 24, 1993.<F1>

   10.1 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (10708 West Janesville Road, Hales Corners, Wisconsin).<F2>

   10.2 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (S76 W17655 Janesville Road, Muskego, Wisconsin).<F3>

   10.3 Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint Venture (4811 South 76th Street, Greenfield, Wisconsin).<F3>

   10.6 Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin).<F3>

   10.7 Deferred Compensation Agreement between Registrant and Jerome J. Holz dated December 6, 1980.<F3>

   10.10 Employee Stock Ownership Plan and Employee Stock Ownership Trust Agreement.<F4>

   10.13 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin)<F5>

   10.14 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated.<F6>

   10.15 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992.<F1>

   10.16 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. Dated April 12, 1995.<F8>

   13 Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995.<F10>

   22     Subsidiaries of Registrant.<F10>
   24     Consent of Ernst & Young LLP.<F10>

   27     Financial Data Schedule.

   99.1 State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993.<F1>

   99.2 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993.<F1>

   99.3 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994.<F9>

   99.4 Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 24, 1996.<F10>


<F1> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.

<F2> Incorporated by reference from Registrant's registration statement on Form
S-1, Registration Number 33-31517 (the `Form S-1'') (dated October 11, 1989).

<F3> Incorporated by reference from Amendment No. 1 to the Form S-1 (dated
December 6, 1989).

<F4> Incorporated by reference from Amendment No.2 to the Form S-1 (dated March
6, 1989).

<F5> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.
<F6> Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to
Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.

<F7> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.

<F8> Incorporated by reference from Amendment No. 2 to the Form S-4 (dated July
18, 1995).

<F9> Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

<F10>  Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.


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

     By:  /s/ Michael A. Reindl
              -----------------
              Michael A. Reindl, Senior Vice President, Controller and Chief Financial Officer

                    Date: April 30, 1996