Form 10-Q
period 1996-06-30
STATE FINANCIAL SERVICES CORP
filed 1996-08-09
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                   JUNE 30, 1996

Commission file number                                    0-18166


                      STATE FINANCIAL SERVICES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



           WISCONSIN                          39-1489983
- -------------------------------  ------------------------------------
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

     As of August 2, 1996, there were 2,663,843 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                  FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                         PART I - FINANCIAL INFORMATION


                                                                  Page No.

       Item 1.        Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of
                      June 30, 1996 and December 31, 1995              2

                      Consolidated Statements of Income for the
                      Three Months ended June 30, 1996 and 1995        3

                      Consolidated Statements of Income for the
                      Six Months ended June 30, 1996 and 1995          4

                      Consolidated Statements of Cash Flows for the
                      Six Months ended June 30, 1996 and 1995          5

                      Notes to Consolidated Financial Statements       6

       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    7




                          PART II - OTHER INFORMATION

       Items 1-6                                                      16

       Signatures                                                     17

        PART I.  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               June 30,  December 31,
                                                                 1996        1995
                                                           ------------  ------------
ASSETS
 Cash and due from banks                                   $ 14,936,872  $ 16,107,613
 Federal funds sold                                           2,112,994     6,540,309
 Other short-term investments                                 1,250,000     5,870,000
                                                           ------------  ------------
 Cash and cash equivalents                                   18,299,866    28,517,922

Investment securities
 Held to maturity (fair value $41,159,000 June 30, 1996
   and $44,684,000 - December 31, 1995                       41,157,696    44,225,970
 Available for sale (at fair value)                          28,382,726    18,857,758

 Loans (net of allowance for loan losses of $2,747,163 at
  June 30, 1996 and $2,711,362 at December 31, 1995)        186,714,335   183,042,806

 Premises and equipment                                       4,947,336     4,897,071
 Accrued interest receivable                                  2,251,194     2,046,426
 Other assets                                                 4,856,513     3,449,248
                                                           ------------  ------------
                                                           $286,609,666  $285,037,201
                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand                                                   $ 46,997,536  $ 52,173,476
  Savings                                                    65,816,262    65,470,981
  Other time                                                129,154,853   128,573,376
                                                           ------------  ------------
                    TOTAL DEPOSITS                          241,968,651   246,217,833

 Notes payable                                                1,061,844     1,061,844
 Securities sold under agreements to repurchase               8,350,160     3,300,160
 Accrued expenses and other liabilities                         326,842       875,689
 Accrued interest payable                                     1,108,131     1,200,652
                                                           ------------  ------------
                   TOTAL LIABILITIES                        252,815,628   252,656,178
 Stockholders' equity:
  Preferred stock, $1 par value;
   authorized--100,000 shares; issued
   and outstanding--none
  Common stock, $0.10 par value;
   authorized--10,000,000 shares
   issued and outstanding--2,663,843
   shares in 1996 and 2,649,119 in 1995                         266,384       264,912
  Capital surplus                                            28,723,097    28,568,137
  Net unrealized holding loss on
   securities available for sale                               (183,858)     (114,357)
  Retained earnings                                           5,464,680     4,187,224
  Less:  Guaranteed ESOP obligation                            (476,265)     (524,893)
                                                           ------------  ------------
         TOTAL STOCKHOLDERS' EQUITY                          33,794,038    32,381,023
                                                           ------------  ------------
                                                           $286,609,666  $285,037,201
                                                           ============  ============


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three months ended June 30,
                                                         1996         1995
                                                     -----------  --------------
   Interest income:
    Loans, including fees                             $4,531,394      $3,745,022
    Investment securities
     Taxable                                             818,707         599,090
     Tax-exempt                                          187,869         158,334
    Federal funds sold                                    60,242           3,770
                                                     -----------  --------------
                TOTAL INTEREST INCOME                  5,598,212       4,506,216
   Interest expense:
    Deposits                                           2,052,228       1,599,325
    Notes payable and other borrowings                   118,214          95,291
                                                     -----------  --------------
               TOTAL INTEREST EXPENSE                  2,170,442       1,694,616
                                                     -----------  --------------
                   NET INTEREST INCOME                 3,427,770       2,811,600

   Provision for loan losses                              52,500          45,000
                                                     -----------  --------------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                   3,375,270       2,766,600
   Other income:
    Service charges on deposit accounts                  246,681         249,068
    Merchant service fees                                266,671         175,751
    Building rent                                         63,088          60,637
    ATM fees                                              50,094          50,411
    Other                                                142,964          69,052
                                                     -----------  --------------
                                                         769,498         604,919
   Other expenses:
    Salaries and employee benefits                     1,176,858       1,006,611
    Net occupancy expense                                216,104         193,183
    Equipment rentals, depreciation and
     maintenance                                         239,387         207,881
    Data processing                                      156,060         138,159
    Legal and professional                                87,476          62,905
    Merchant service charges                             228,090         154,099
    Regulatory agency assessments                         12,215         109,637
    ATM charges                                           51,604          47,888
    Postage and courier                                   64,250          52,139
    Office supplies                                       38,251          42,785
    Advertising                                           69,375          57,045
    Other                                                284,730         231,137
                                                     -----------  --------------
                                                       2,624,400       2,303,469
                                                     -----------  --------------
         INCOME BEFORE INCOME TAXES                    1,520,368       1,068,050
   Income taxes                                          517,116         354,440
                                                     -----------  --------------
                             NET INCOME               $1,003,252  $      713,610
                                                     ===========  ==============

   Net income per common and common equivalent share  $     0.38  $         0.31

   Dividends per common share                         $     0.12  $         0.10

   Weighted average common shares outstanding          2,618,201       2,334,754


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                       Six months ended June 30,
                                                         1996            1995
                                                      ----------      ----------
   Interest income:
    Loans, including fees                             $8,941,635      $7,304,666
    Investment securities
     Taxable                                           1,586,792       1,188,932
     Tax-exempt                                          383,506         326,298
    Federal funds sold                                   180,734          20,738
                                                      ----------      ----------
                TOTAL INTEREST INCOME                 11,092,667       8,840,634
   Interest expense:
    Deposits                                           4,148,781       3,014,679
    Notes payable and other borrowings                   237,341         141,497
                                                      ----------      ----------
               TOTAL INTEREST EXPENSE                  4,386,122       3,156,176
                                                      ----------      ----------
                   NET INTEREST INCOME                 6,706,545       5,684,458

   Provision for loan losses                             105,000          90,000
                                                      ----------      ----------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                   6,601,545       5,594,458
   Other income:
    Service charges on deposit accounts                  491,119         490,414
    Merchant service fees                                486,413         329,433
    Building rent                                        115,580         120,919
    ATM fees                                              91,409         100,751
    Other                                                261,770         159,233
                                                      ----------      ----------
                                                       1,446,291       1,200,750
   Other expenses:
    Salaries and employee benefits                     2,334,887       2,022,682
    Net occupancy expense                                433,055         397,936
    Equipment rentals, depreciation and
     maintenance                                         473,628         398,797
    Data processing                                      303,618         268,648
    Legal and professional                               191,389         145,928
    Merchant service charges                             407,360         294,172
    Regulatory agency assessments                         23,207         219,275
    ATM charges                                           99,257          89,831
    Postage and courier                                  128,450         103,543
    Office supplies                                       75,214          86,521
    Advertising                                          138,750         113,409
    Other                                                555,707         504,308
                                                      ----------      ----------
                                                       5,164,522       4,645,050
                                                      ----------      ----------
         INCOME BEFORE INCOME TAXES                    2,883,314       2,150,158
   Income taxes                                          975,072         702,302
                                                      ----------      ----------
                             NET INCOME               $1,908,242      $1,447,856
                                                      ==========      ==========

   Net income per common and common equivalent share  $     0.73      $     0.62

   Dividends per common share                         $     0.24      $     0.19

   Weighted average common shares outstanding          2,613,166       2,333,389


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Six months ended June 30,
                                                                   1996         1995
                                                              ------------  ------------
OPERATING ACTIVITIES
 Net income                                                    $ 1,908,242   $ 1,447,856
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                       105,000        90,000
   Provision for depreciation                                      307,633       236,901
   Amortization of investment security
    premiums and accretion of discounts-net                         95,422        40,401
   Amortization of goodwill                                         66,510        14,855
   Amortization of branch acquisition premium                       14,833        14,833
   Increase in interest receivable                                (204,768)     (147,389)
   Increase(decrease) in interest payable                          (92,521)      231,109
   Other                                                        (2,001,653)     (525,589)
                                                               -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          198,698     1,402,977

INVESTING ACTIVITIES
 Purchases of investment securities                             (1,344,153)   (6,291,173)
 Maturities of investment securities                             4,325,000     6,234,000
 Purchases of securities available for sale                    (13,926,016)     (690,668)
 Maturities of securities available for sale                     4,287,750     3,775,628
 Net increase in loans                                          (3,776,529)  (11,221,575)
 Purchases of premises and equipment                              (357,898)      (89,799)
                                                               -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES                          (10,791 846)   (8,283,587)

FINANCING ACTIVITIES
 Increase (decrease) in deposits                                (4,249,182)      410,753
 Decrease in notes payable                                               0       (40,066)
 Decrease in guaranteed ESOP obligation                             48,628        42,489
 Proceeds from securities sold under agreement to repurchase     5,050,000     7,550,000
 Cash dividends                                                   (630,786)     (447,820)
 Proceeds from exercise of stock options                           156,432        61,569
                                                               -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          375,092     7,576,925
                                                               -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (10,218,056)      696,315
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                28,517,922    16,196,870
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $18,299,866   $16,893,185
                                                               ===========   ===========


Supplemental information:
 Taxes paid                                                    $ 1,529,525   $   816,747
 Interest paid                                                   4,478,643     2,925,067

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

NOTE B--ACQUISITION OF WATERFORD BANCSHARES, INC.

     On August 24, 1995, the Company completed its acquisition of Waterford Bancshares, Inc. ("Bancshares"). Bancshares was the bank holding company of Waterford Bank, Waterford Wisconsin. Pursuant to the Agreement and Plan of Merger, Bancshares was merged into the Company's wholly owned subsidiary, WBAC, Inc., which has become the resultant owner of Waterford Bank (now known as State Financial Bank - Waterford). In connection with the acquisition, the Company issued 257,845 shares of its common stock with a value of $3,202,000 (net of acquisitions costs totaling $119,000), $1,061,844 in two year installment notes, and paid $2,260,401 in cash in exchange for the outstanding common stock of Bancshares. The acquisition was accounted for using purchase accounting. Accordingly, Waterford's consolidated results of operation are reflected in the Company's Consolidated Statements of Income for the three and six months ended June 30, 1996 but are not included in the Company's Consolidated Statements of Income for the three and six months ended June 30, 1995 as that was prior to the acquisition date. Waterford's consolidated financial condition has been included in the Company's Consolidated Balance Sheet as of June 30, 1996 and December 31, 1995.

     On a pro forma basis, the pro forma net income and net income per common and common equivalent share for the three and six month periods ended June 30, 1995, after giving effect to the Waterford acquisition as if it had occurred on January 1, 1995 would be as follows:



                                      Three months                Six months
                                         ended                      ended
                                      June 30, 1995              June 30, 1995
                                     ------------------------------------------
Total income......................     $5,808,331                 $11,441,563
Net income........................        772,406                   1,530,261
Net income per common and
  common equivalent share.........           0.30                        0.59

                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     At June 30, 1996, total assets were $286,610,000 compared to $285,307,000 at December 31, 1995. The Company's asset growth through the first six months of 1996 came primarily from $5,050,000 in increases from securities sold under agreement to repurchase ("Repurchase Agreements"). These proceeds were sufficient to fund the $4,249,000 net contraction in the Company's deposits
through the first six months of 1996.    The deposit decline was exclusively in
demand deposits. For the six months ended June 30, 1996, demand deposits declined $5,176,000. Historically, the Company experiences cyclical contraction in demand deposits during the first six months of the year as businesses deploy cash reserves for working capital needs. The Company's experience has been that these deposit balances rebuild during the second half of the year. Offsetting the decline in demand deposits were slight balance increases in savings deposits of $345,000 and time deposits of $582,000.

     The remaining $801,000 increase in Repurchase Agreements combined with $10,218,000 in contraction in cash and cash equivalents to fund $6,657,000 in net investment securities purchases, $3,777,000 in loan growth, and $631,000 in cash dividends through June 30, 1996. The Company continues to experience increased loan demand during 1996, however the current year growth has been at a pace slower than 1995's experience. Accordingly, residual cash has been deployed in purchases of investment securities.

     Through the first six months of 1996, operating activities provided $199,000 in net cash to fund the increase in investment and loan growth not funded by Repurchase Agreement proceeds and decreases in cash and cash equivalents ($46,000). The remaining $153,000 in operating cash flow combined with $156,000 in proceeds from stock option exercises and $49,000 in repayments under the Company's guaranteed ESOP obligation to fund $358,000 in fixed asset purchases through June 30, 1996. The Company's net cash provided by operating activities through the first six months was less than historical experience as approximately $1,300,000 was used to fund the acquisition of real estate contiguous to the Company's Hales Corners office which is being held for future expansion. Because the property was purchased for the purpose of potential future expansion, it is included as part of other assets and thus effects operating cash used to fund other operating activities. The Company has no immediate plans to develop the property which is currently leased to a retail grocery operation.


ASSET QUALITY

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).



                                                   Jun. 30            Mar. 31         Dec. 31            Sep. 30         Jun. 30
                                                      1996               1996            1995               1995            1995
                                               ---------------------------------------------------------------------------------
Nonaccrual loans...........................     $    2,024         $    2,224       $   1,386          $   2,514       $   1,162
Accruing loans past due 90 days or more....              7                  5               2                  4               2
Restructured loans.........................              0                  0               0                  0               0
                                               ---------------------------------------------------------------------------------
Total non-performing and restructured loans          2,031              2,229           1,388              2,518           1,164
                                               ---------------------------------------------------------------------------------
Other real estate owned....................            469                460             460                489             317
                                               ---------------------------------------------------------------------------------
Total non-performing assets................    $     2,500         $    2,689      $    1,848         $    3,007      $    1,481
                                               =================================================================================
Ratios:
Non-performing loans to total loans........           1.07%              1.18%           0.75%              1.37%           0.74%
Allowance to non-performing loans..........         135.26             123.71          195.32             108.62          172.68
Non-performing assets to total assets......           0.87               0.93            0.65               1.06            0.63
                                               =================================================================================

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

     At June 30, 1996, non-performing assets were $2,500,000, a $189,000 decline as compared to the amount of non-performing assets as of March 31, 1996. The full payout of two nonaccrual loans and the return of another nonaccrual loan to accrual status exceeded the amount of loans placed on nonaccrual during the second quarter of 1996. Due to this decline, non-performing loans as a percentage of total loans fell to 1.07% at June 30, 1996 from 1.18% at March 31, 1996. Non-performing assets represented 0.87% of total assets at June 30, 1996 compared to 0.93% at March 31, 1996 on roughly the same asset level at each respective reporting date.

     At June 30, 1996, available information would suggest that additional loans totaling approximately $135,000 would likely be included as nonaccrual, past due or restructured during the third quarter of 1996.

ALLOWANCE FOR LOAN LOSSES

     The following table sets forth an analysis of the Company's allowance for loan losses ("the Allowance") and actual loss experience for the periods indicated (dollars in thousands):


                                             Six months
                                                ended                 Year ended
                                            June 30, 1996            Dec. 31, 1995
                                       -----------------------------------------------
Balance at beginning of period......     $          2,711         $          1,983
Charge-offs:
 Commercial.........................                   29                       70
 Real estate........................                    7                       82
 Installment........................                   23                       82
 Other..............................                   47                       75
                                       -----------------------------------------------
 Total charge-offs..................                  106                      309
                                       -----------------------------------------------
Recoveries:
 Commercial.........................                   10                       58
 Real estate........................                    1                       12
 Installment........................                   14                       34
 Other..............................                   12                        9
                                       -----------------------------------------------
 Total recoveries...................                   37                      113
                                       -----------------------------------------------
Net charge-offs.....................                   69                      196
Balance of Waterford's allowance
 at date of acquisition.............                  n/a                      734
Additions charged to operations.....                  105                      190
                                       -----------------------------------------------
Balance at end of period............     $          2,747         $          2,711
                                       ===============================================
Ratios:
 Net charge-offs to
  average loans outstanding(1)......                 0.07%                    0.12
Net charge-offs to total
  allowance(1)......................                 5.04                     7.23
Allowance to period end
  loans outstanding.................                 1.45                     1.46
                                       ===============================================
1.    Annualized


     Management maintains the Allowance at a level considered adequate to provide for future loan losses. The

Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 1996, the Allowance was $2,747,000, a net increase of $36,000 from the balance at December 31, 1995. The increase was primarily due to the amount of loan loss provisions exceeding net charge-offs through the first six months of 1996.

     The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.45% at June 30, 1996 compared to 1.46% at December 31, 1995. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 1996.

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995

GENERAL

     For the quarter ended June 30, 1996, the Company reported net income of $1,003,000, an increase of $289,000 or 40.5% from the $714,000 reported for the quarter ended June 30, 1995. Due to the Company's acquisition of Waterford in August, 1995 and the application of purchase accounting principles thereon, second quarter 1996 includes Waterford's results of operations whereas second quarter 1995 does not. Waterford contributed $101,000 to the Company's consolidated second quarter 1996 performance. Exclusive of Waterford, improvements in the Company's second quarter operating performance resulted from improvements in net interest income, non-interest income, and reduced Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums.













            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 1996 and June 30, 1995 (dollars in thousands):



                                                                      1996                                   1995
                                                       ------------------------------------   --------------------------------
                                                          Average                  Yield/       Average                 Yield/
                                                          Balance    Interest      Rate4        Balance     Interest    Rate4
                                                       ------------------------------------   --------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3 ......................................   $ 189,516     $ 4,546        9.65%     $ 154,307     $ 3,757     9.77%
  Taxable investment securities ....................      57,307         819        5.75         42,737         599     5.62
  Tax-exempt investment securities 3 ...............      15,385         285        7.45         13,812         240     6.97
  Federal funds sold ...............................       4,482          60        5.38            260           4     6.17
                                                       ---------     -------        ----      ---------     -------     ----
Total interest-earning assets.......................     266,690       5,710        8.61        211,116       4,600     8.74
Non-interest-earning assets:
  Cash and due from banks...........................      11,601                                 12,560
  Premises and equipment, net ......................       4,936                                  4,292
  Other assets .....................................       5,978                                  3,507
Less: Allowance for loan losses ....................      (2,767)                                (2,053)
                                                       ---------                              ---------
TOTAL                                                  $ 286,438                              $ 229,422
                                                       =========                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW and money market accounts.....................   $  82,477     $   750        3.66%     $  60,277       $ 605     4.03%
  Savings deposits..................................      42,716         295        2.78         40,412         274     2.72
  Time deposits.....................................      70,957       1,008        5.71         51,840         720     5.57
  Notes payable.....................................       1,062          18        6.82              0           0     0.00
  Mortgage payable .................................           0           0        0.00             87           2     9.22
  Securities sold under
   agreement to repurchase .........................       7,451         100        5.40          6,527          93     5.72
                                                       ---------     -------        ----       --------       -----     ----
Total interest-bearing liabilities .................     204,663       2,171        4.26        159,143       1,694     4.27
                                                       ---------     -------        ----       --------       -----     ----

Non-interest-bearing liabilities:
  Demand deposits...................................      46,812                                 41,545
  Other ............................................       1,295                                  1,301
                                                       ---------                               --------
Total liabilities...................................     252,770                                201,989
                                                       ---------                               --------
Stockholders' equity................................      33,668                                 27,433
                                                       ---------                               --------
TOTAL...............................................   $ 286,438                              $ 229,422
                                                       =========                              =========
Net interest earning and interest rate spread                         $3,539        4.35%                   $ 2,906     4.47%
                                                                      ==================                    ================
Net yield on interest-earning assets ...............                                5.34%                               5.52%
                                                                                   =====                               =====

- ---------------------------------
 1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
 2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
 3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
 4.   Annualized

     For the quarter ended June 30, 1996, the Company reported taxable-equivalent net interest income of $3,539,000, an increase of $633,000 or 21.8% from the $2,906,000 reported for the quarter ended June 30, 1995. The increase was due to an increase of $1,110,000 in taxable-equivalent total interest income offset by an increase of $477,000 in total interest expense. The increase in taxable-equivalent net interest income in the second quarter of 1996 was primarily the result of increased asset volume related to the Waterford acquisition and internal growth.

As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.34% for the quarter ended June 30, 1996 from 5.52% for the quarter ended June 30, 1995.

     Taxable-equivalent total interest income increased $1,110,000 primarily due to a $55,574,000 increase (26.3%) in the volume of average interest-earning assets outstanding for the quarter ended June 30, 1996 over the comparable quarter in 1995. The Waterford acquisition accounted for $37,573,000 of the average interest-earning asset increase with the remainder the result of internal growth. As a result of this volume increase, taxable-equivalent total interest income improved $1,191,000 in the second quarter of 1996 as compared to the second quarter of 1995. The second quarter 1996 improvement in taxable-equivalent total interest income was offset by $81,000 in reduced interest income resulting from interest rate changes between second quarter 1996 and 1995. The addition of Waterford's relatively lower yielding interest-earning assets to the Company's consolidated operating performance, the general changes in market interest rates over the preceding twelve months, and intense loan pricing competition in the Company's market area were the significant reasons the consolidated yield on interest-earning assets declined to 8.61% for the quarter ended June 30, 1996 compared to 8.74% for the quarter ended June 30, 1995.

     Interest expense also increased $477,000 in second quarter 1996 mainly from average outstanding interest-bearing liability balances increasing $45,520,000 (28.6%) in volume between second quarter 1996 and second quarter 1995. Average interest-bearing liability balances increased primarily due to the additional average deposit balances from the Waterford acquisition, internal deposit growth over the preceding twelve months, and increased balances outstanding in securities sold under agreement to repurchase ("Repurchase Agreements"). These volume increases resulted in an additional $572,000 in interest expense for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. The increase in interest expense resulting from volume growth was offset by reduced rates paid on interest-bearing liabilities of $95,000. The reduced rate related funding cost resulted from generally lower rates paid on money market deposits in second quarter 1996 versus second quarter 1995. As a result of the aforementioned changes, the cost of the Company's interest-bearing liabilities decreased to 4.26% for the quarter ended June 30, 1996 compared to 4.27% for the quarter ended June 30, 1995.


PROVISION FOR LOAN LOSSES

     The provision for loan losses increased $7,500 in the second quarter of 1996 compared to the second quarter of 1995 due to the inclusion of Waterford's provisions in the Company's consolidated operating performance.

OTHER INCOME

     Improvements of $91,000 in merchant service fees, $74,000 in other income, and the inclusion of Waterford's results in 1996 were the major reasons for the Company's second quarter increase of $165,000 in total other income. The increase in merchant service fees came primarily from increased volume resulting from new merchants added to State Financial Bank's customer base and rate adjustments over the preceding twelve months. Of the $74,000 increase in other income, $32,000 resulted from the Company's one-time recognition of $32,000 in accumulated earnings from corporate owned life insurance. An additional $20,000 of the $74,000 increase in other income was related to gains associated with origination and sale of secondary market mortgage loans on a service released basis. The Company first began this activity in third quarter 1995, accordingly the Company's second quarter 1995 results do not contain any income associated with this activity. The remaining $22,000 increase in other income was mainly due to the inclusion of Waterford's results in the Company's consolidated 1996 operating performance.

OTHER EXPENSES

     Total other expenses increased $321,000 or 13.9% for the three months ended June 30, 1996 compared to the same period in 1995. The addition of Waterford in 1996 added $274,000 to the Company's consolidated second quarter other expenses. Exclusive of Waterford, other expenses increased $47,000 or 2.0% between the two periods.

     Salaries and employee benefits increased $170,000 in second quarter 1996. The inclusion of Waterford accounted for $121,000 of this increase with the remainder primarily due to annual salary adjustments. Total occupancy expenses increased $54,000 related to the inclusion of Waterford's expenses in 1996 and additional depreciation expense in 1996 resulting from the Company's recent capital expenditures for computer upgrades, remodeling of the Company's items processing area, and the acquisition of an automated telephone banking system. Data processing expense increased $18,000, due to rate adjustments from the Company's service provider. Legal and professional fees increased $25,000 in total primarily due to the inclusion of Waterford's expenses. Expenses related to the Company's merchant services program increased $74,000 due to an increased customer base and rate increases from the Company's service provider. Postage and courier expense increased $12,000, as did advertising, both primarily due to Waterford's additional expenses in these categories. Offsetting the aforementioned expense increases was a $97,000 decline in regulatory agency assessment expense related to reductions in FDIC deposit insurance premiums.

INCOME TAXES

     Income taxes for the quarter ended June 30, 1996 increased $163,000 over the second quarter of 1995. The increase in income tax expense was the result of a $452,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's income derived from tax-exempt sources between the two periods.


RESULTS OF OPERATION - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND
1995

GENERAL

     For the six months ended June 30, 1996, net income was $1,908,000, an increase of $460,000 or 31.8% over the six months ended June 30, 1995. The year-to-date results were also positively impacted by the inclusion of Waterford's results, increased net interest income and non-interest income, and FDIC deposit insurance premiums.













           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 1996 and June 30, 1995 (dollars in thousands):



                                                                1996                                      1995
                                                   ---------------------------------       ---------------------------------
                                                   Average                 Yield/          Average                  Yield/
                                                   Balance    Interest     Rate4           Balance      Interest    Rate4
                                                   ---------------------------------       ---------------------------------
ASSETS
Interest-earning assets:
 Loans 1,2,3 ...............................      $188,196    $ 8,969      9.58%          $151,777      $ 7,334     9.74%
 Taxable investment securities .............        55,025      1,587      5.80             42,884        1,189     5.59
 Tax-exempt investment securities 3 ........        15,716        581      7.43             14,121          494     7.05
 Federal funds sold ........................         6,771        181      5.38                700           21     6.05
                                                 ------------------------------         --------------------------------
Total interest-earning assets ..............       265,708     11,318      8.57            209,482        9,038     8.70
Non-interest-earning assets: ...............
 Cash and due from banks ...................        12,838                                  10,853
 Premises and equipment, net ...............         4,907                                   4,340
 Other assets ..............................         5,691                                   3,471
Less: Allowance for loan losses ............        (2,748)                                 (2,030)
                                                  --------                                --------
TOTAL                                             $286,396                                $226,116
                                                  ========                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
 NOW and money market accounts .............      $ 83,316    $ 1,524      3.68%          $ 59,839      $ 1,117    3.76%
 Savings deposits ..........................        42,395        588      2.79             41,617          563    2.73
 Time deposits .............................        70,901      2,037      5.78             50,391        1,335    5.34
 Notes payable .............................         1,062         36      6.82                 97            5   10.39
 Mortgage payable ..........................             0          0      0.00                861           27    6.32
 Federal funds purchased ...................             0          0      0.00
 Securities sold under
  agreement to repurchase ..................         7,585        201      5.33              3,895          109    5.64
                                                  -----------------------------           -----------------------------
Total interest-bearing liabilities .........       205,259      4,386      4.30            156,700        3,156    4.06
                                                  -----------------------------           -----------------------------
Non-interest-bearing liabilities: ..........
 Demand deposits ...........................        46,333                                  41,217
 Other .....................................         1,584                                   1,142
                                                  --------                                --------
Total liabilities ..........................       253,176                                 199,059
                                                  --------                                --------
Stockholders' equity .......................        33,220                                  27,057
                                                  --------                                --------
TOTAL ......................................      $286,396                                $226,116
Net interest earning and interest rate            ========    $ 6,932      4.27%          ========      $ 5,882    4.64%
 spread .....................................                  ================                         =======    ====
Net yield on interest-earning assets .......                               5.25%                                   5.66%
- ----------------------------------------------                            =====                                    ====

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


     For the six months ended June 30, 1996, the Company reported taxable-equivalent net interest income of $6,932,000, an increase of $1,050,000 or 17.9% from the $5,882,000 reported for the six months ended June 30,

1995. The increase was due to an increase of $2,280,000 in taxable-equivalent total interest income offset by an increase of $1,230,000 in total interest expense. The year-to-date improvement in taxable-equivalent net interest income was also primarily the result of increased asset volume related to the addition of Waterford and internal growth over the preceding twelve months at State Financial Bank and at Waterford subsequent to the acquisition, offset by higher funding costs resulting from the changing composition of the Company's interest-bearing liabilities due to the Waterford acquisition and internal
deposit shifts at State Financial Bank.   As a result of the aforementioned
changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.25% for the six months ended June 30, 1996 from 5.66% for the six months ended June 30, 1995.

     The $2,280,000 increase in taxable-equivalent total interest income was primarily the result of a $56,226,000 increase (26.8%) in the level of average interest-earning assets outstanding through the first six months of 1996 over the comparable period in 1995, the employment of a greater percentage of interest-earning assets in loans, and repricing of the Company's interest-earning assets. The Waterford acquisition accounted for $38,546,000 of the increase in average interest-earnings assets in 1996 with the remainder due to internal growth. As a result of asset volume increases, taxable-equivalent total interest income improved $2,459,000 during the six months ended June 30, 1996 as compared to the first six months of 1995. The volume improvements in taxable-equivalent total interest income were offset by $179,000 in reduced interest income resulting from interest rate changes and asset repricing between the two periods. The addition of Waterford's relatively lower yielding interest-earning assets to the Company's consolidated operating performance, the general changes in market interest rates during the previous twelve months, and intense loan pricing competition in the Company's market area resulted in a decline in the Company's yield on interest-earning assets to 8.57% for the six months ended June 30, 1996 from 8.70% for the six months ended June 30, 1995.

     Year-to-date, the Company's interest expense increased $1,230,000 in 1996 over 1995 mainly from average outstanding interest-bearing liability balances increasing $48,559,000 (31.0%) in volume between the first six months of 1996 and the first six months of 1995. Average interest-bearing liability balances increased primarily due to the additional average deposit balances from the Waterford acquisition, internal deposit growth over the preceding twelve months, and increased balances outstanding in securities sold under agreement to repurchase ("Repurchase Agreements"). These volume increases resulted in an additional $1,228,000 in interest expense for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase in interest expense resulting from volume growth was offset by reduced rates paid on interest-bearing liabilities of $2,000, resulting mainly from generally lower
rates paid on money market deposits in 1996 versus 1995.   As a result of the
aforementioned changes, the cost of the Company's interest-bearing liabilities decreased to 4.27% for the six months ended June 30, 1996 compared to 4.64% for the six months ended June 30, 1995.

PROVISION FOR LOAN LOSSES

     Loan loss provisions increased $15,000 through the first six months of 1996 compared to the first six months of 1995 due to inclusion of Waterford's provisions in the Company's consolidated operating performance.

OTHER INCOME

     Other income increased $246,000 or 20.5% in total and $192,000 or 16.0% exclusive of Waterford's results for the first six months of 1996 over the first six months of 1995. The $192,000 increase in other income, exclusive of Waterford, was primarily the result of a $157,000 increase in merchant service fees due to rate and volume increases over the preceding twelve months, the nonrecurring recognition of $32,000 in second quarter 1996 of accumulated dividends on corporate owned life insurance, and $32,000 in gains from secondary market sales of mortgage loan originations. Offsetting the Waterford exclusive improvement in other income was a $26,000 decline in income from service charges on deposit accounts. This decrease was primarily due to lower income from business checking accounts resulting from increased earnings credits computed on compensating business balances which offset account activity charges. The allowable earnings credit rate is priced in accordance with rates for 91 day Treasury bills and have accordingly increased due to the generally higher interest rate environment prevalent in 1996 as compared to 1995.

OTHER EXPENSES

     Total other expenses increased $519,000 or 11.2% for the six months ended June 30, 1996 compared to the same period in 1995. The addition of Waterford in 1996 added $552,000 to the Company's consolidated year-to-date other expenses. Exclusive of Waterford, other expenses decreased $33,000 or 0.7% between the two periods.

     Salaries and employee benefits increased $312,000 for the six months ended June 30, 1996 versus the comparable period in 1995. The inclusion of Waterford accounted for $243,000 of this increase with the remainder primarily due to annual salary adjustments. Total occupancy expenses increased $110,000 related to the inclusion of Waterford's expenses in 1996 and additional depreciation expense in 1996 resulting from the Company's recent capital expenditures for computer upgrades, remodeling of the Company's items processing area, and the acquisition of an automated telephone banking system. Data processing expense increased $35,000, due to rate adjustments from the Company's service provider. Legal and professional fees increased $45,000 in total primarily due to the inclusion of Waterford's expenses. Expenses related to the Company's merchant services program increased $113,000 due to an increased customer base and rate increases from the Company's service provider. Postage and courier expense increased $25,000, as did advertising, both primarily due to Waterford's additional expenses in these categories. Offsetting the aforementioned expense increases was a $196,000 decline in the expense related to regulatory agency assessments during the first half of 1996 resulting from reductions in FDIC deposit insurance premiums.

INCOME TAXES

     Income taxes for the six months ended June 30, 1996 increased $273,000 as a result of the $733,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's income derived from tax-exempt sources between the two periods.

LIQUIDITY

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $18,300,000 and $28,518,000 at June 30, 1996 and December 31, 1995, respectively.


CAPITAL RESOURCES

     There are certain regulatory constraints which affect the Company's level
of capital.   The following table sets forth these requirements and the
Company's ratios at June 30, 1996, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                          Regulatory             Regulatory
                                                           Minimum            Well-capitalized
                                      Actual             Requirement            Requirement
                                 ----------------  ------------------------  ------------------
                                                    (dollars in thousands)

                                  Amount  Percent       Amount      Percent    Amount   Percent
                                  ------  -------       ------      -------    ------   -------
Tier 1 leverage ratio            $32,249    11.3%       $8,541         3.0%   $14,235      5.0%
Tier 1 risk-based capital ratio   32,249    16.7%        7,709         4.0%    11,563      6.0%
Risk-based capital ratio          34,661    18.0%       15,417         8.0%    19,272     10.0%

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 1996, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended June 30, 1996.






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


                                            STATE FINANCIAL SERVICES CORPORATION
                                            ------------------------------------
                                            (Registrant)



Date: August 2, 1996
      ------------------
                                            By  /s/ Michael J. Falbo
                                               ---------------------------------
                                                Michael J. Falbo
                                                President and Chief Executive
                                                Officer



Date: August 2, 1996
      ------------------
                                            By  /s/ Michael A. Reindl
                                               ---------------------------------
                                                Michael A. Reindl
                                                Senior Vice President,
                                                Controller, and Chief
                                                Financial Officer