Form 10-Q
period 1996-09-30
STATE FINANCIAL SERVICES CORP
filed 1996-10-31
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                             SEPTEMBER 30, 1996

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

         As of October 28, 1996, there were 2,664,563 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                   FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                       Page No.
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               September 30, 1996 and December 31, 1995                      2

               Consolidated Statements of Income for the
               Three Months ended September 30, 1996 and 1995                3

               Consolidated Statements of Income for the
               Nine Months ended September 30, 1996 and 1995                 4

               Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 1996 and 1995                 5

               Notes to Consolidated Financial Statements                    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7



                         PART II - OTHER INFORMATION

Items 1-6                                                                   16

Signatures                                                                  17


        PART I.        FINANCIAL INFORMATION
        ITEM 1.        FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         September 30,               December 31,
                                                                              1996                       1995
                                                                         -------------               -------------
ASSETS
  Cash and due from banks                                                 $ 14,587,781                $ 16,107,613
  Federal funds sold                                                         4,104,941                   6,540,309
  Other short-term investments                                               1,525,000                   5,870,000
                                                                          ------------                ------------
  Cash and cash equivalents                                                 20,217,722                  28,517,922

Investment securities
  Held to maturity (fair value $35,187,000 - September 30, 1996
       and $44,684,000 - December 31, 1995                                  35,093,858                  44,225,970
  Available for sale (at fair value)                                        33,733,198                  18,857,758

  Loans (net of allowance for loan losses of $2,737,483 at
    September 30, 1996 and $2,711,362 at December 31, 1995)                192,204,742                 183,042,806

  Premises and equipment                                                     5,002,822                   4,897,071
  Accrued interest receivable                                                2,150,270                   2,046,426
  Other assets                                                               4,869,777                   3,449,248
                                                                          ------------                ------------
                                                                          $293,272,389                $285,037,201
                                                                          ============                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                $ 50,335,075                $ 52,173,476
    Savings                                                                 65,906,197                  65,470,981
    Money Market                                                            63,155,356                  57,475,605
    Other time                                                              71,533,311                  71,097,771
                                                                          ------------                ------------
                                        TOTAL DEPOSITS                     250,929,939                 246,217,833

  Notes payable                                                                961,844                   1,061,844
  Securities sold under agreements to repurchase                             2,350,160                   3,300,160
  Federal funds purchased                                                    2,450,000                           0
  Accrued expenses and other liabilities                                       980,140                     875,689
  Accrued interest payable                                                   1,103,869                   1,200,652
                                                                          ------------                ------------
                                       TOTAL LIABILITIES                   258,775,952                 252,656,178
  Stockholders' equity:
    Preferred stock, $1 par value;
      authorized--100,000 shares; issued
      and outstanding--none
    Common stock, $0.10 par value;
       authorized--10,000,000 shares
       issued and outstanding--2,664,491
       shares in 1996 and 2,649,119 in 1995                                    266,449                     264,912
    Capital surplus                                                         28,731,396                  28,568,137
    Net unrealized holding loss on
       securities available for sale                                          (144,234)                   (114,357)
    Retained earnings                                                        6,119,091                   4,187,224
    Less:  Guaranteed ESOP obligation                                         (476,265)                   (524,893)
                                                                          ------------                ------------
                  TOTAL STOCKHOLDERS' EQUITY                                34,496,437                  32,381,023
                                                                          ------------                ------------
                                                                          $293,272,389                $285,037,201
                                                                          ============                ============


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                Three months ended September 30,
                                                                              1996                        1995
                                                                         --------------              -------------
Interest income:
  Loans, including fees                                                      $4,523,880                 $4,068,952
  Investment securities
    Taxable                                                                     838,968                    636,636
    Tax-exempt                                                                  187,092                    170,394
  Federal funds sold                                                             35,231                    133,701
                                                                            -----------                 ----------
                        TOTAL INTEREST INCOME                                 5,585,171                  5,009,683
Interest expense:
  Deposits                                                                    2,097,964                  1,876,689
  Notes payable and other borrowings                                             90,697                     92,386
                                                                            -----------                 ----------
                      TOTAL INTEREST EXPENSE                                  2,188,661                  1,969,075
                                                                            -----------                 ----------
                             NET INTEREST INCOME                              3,396,510                  3,040,608

Provision for loan losses                                                        52,500                     47,500
                                                                            -----------                 ----------
                NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                      3,344,010                  2,993,108
Other income:
  Service charges on deposit accounts                                           248,747                    254,014
  Merchant service fees                                                         273,590                    195,460
  Building rent                                                                  86,505                     50,966
  ATM fees                                                                       53,114                     51,901
  Other                                                                         152,117                    102,887
                                                                            -----------                 ----------
                                                                                814,073                    655,228
Other expenses:
  Salaries and employee benefits                                              1,138,407                  1,075,234
  Net occupancy expense                                                         216,040                    196,063
  Equipment rentals, depreciation and
    maintenance                                                                 272,315                    212,533
  Data processing                                                               170,049                    141,800
  Legal and professional                                                         74,724                     74,003
  Merchant service charges                                                      228,265                    166,155
  Regulatory agency assessments                                                  68,527                    (23,499)
  ATM charges                                                                    52,514                     49,276
  Postage and courier                                                            63,784                     56,241
  Office supplies                                                                33,554                     41,985
  Advertising                                                                    69,425                     59,823
  Other                                                                         312,502                    298,118
                                                                            -----------                 ----------
                                                                              2,700,106                  2,347,732
                                                                            -----------                 ----------
           INCOME BEFORE INCOME TAXES                                         1,457,977                  1,300,604
Income taxes                                                                    488,866                    437,377
                                                                            -----------                 ----------
                      NET INCOME                                            $   969,111                 $  863,227
                                                                            ===========                 ==========

 Net income per common and common equivalent share                           $     0.37                 $     0.36

Dividends per common share                                                   $     0.12                 $     0.10

Weighted average common shares outstanding                                    2,622,045                  2,390,900

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                               Nine months ended September 30,
                                                                              1996                         1995
                                                                         --------------               -------------
Interest income:
  Loans, including fees                                                     $13,465,515                 $11,373,618
  Investment securities
    Taxable                                                                   2,425,760                   1,825,568
    Tax-exempt                                                                  570,598                     496,692
  Federal funds sold                                                            215,965                     154,439
                                                                            -----------                 -----------
                        TOTAL INTEREST INCOME                                16,677,838                  13,850,317
Interest expense:
  Deposits                                                                    6,246,745                   4,891,368
  Notes payable and other borrowings                                            328,038                     233,883
                                                                            -----------                 -----------
                      TOTAL INTEREST EXPENSE                                  6,574,783                   5,125,251
                                                                            -----------                 -----------
                             NET INTEREST INCOME                             10,103,055                   8,725,066

Provision for loan losses                                                       157,500                     137,500
                                                                            -----------                 -----------
                NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                      9,945,555                   8,587,566
Other income:
  Service charges on deposit accounts                                           739,866                     744,428
  Merchant service fees                                                         760,003                     524,893
  Building rent                                                                 202,085                     171,885
  ATM fees                                                                      144,523                     152,652
  Other                                                                         413,887                     262,120
                                                                            -----------                 -----------
                                                                              2,260,364                   1,855,978
Other expenses:
  Salaries and employee benefits                                              3,473,294                   3,097,916
  Net occupancy expense                                                         649,095                     593,999
  Equipment rentals, depreciation and
    maintenance                                                                 745,943                     611,330
  Data processing                                                               473,667                     410,448
  Legal and professional                                                        266,113                     219,931
  Merchant service charges                                                      635,625                     460,327
  Regulatory agency assessments                                                  91,734                     195,776
  ATM charges                                                                   151,771                     139,107
  Postage and courier                                                           192,234                     159,784
  Office supplies                                                               108,768                     128,506
  Advertising                                                                   208,175                     173,232
  Other                                                                         868,209                     802,426
                                                                            -----------                 -----------
                                                                              7,864,628                   6,992,782
                                                                            -----------                 -----------
           INCOME BEFORE INCOME TAXES                                         4,341,291                   3,450,762
Income taxes                                                                  1,463,938                   1,139,679
                                                                            -----------                 -----------
                      NET INCOME                                            $ 2,877,353                 $ 2,311,083
                                                                            ===========                 ===========

 Net income per common and common equivalent share                          $      1.10                 $      0.98

Dividends per common share                                                  $      0.36                 $      0.29

Weighted average common shares outstanding                                    2,616,147                   2,352,770

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine months ended September 30,
                                                                               1996                        1995
                                                                           ------------                ------------
OPERATING ACTIVITIES
  Net income                                                               $ 2,877,353               $   2,311,083
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                157,500                     137,500
      Provision for depreciation                                               484,992                     363,054
      Amortization of investment security
        premiums and accretion of discounts-net                                132,639                      61,754
      Amortization of goodwill                                                  99,766                      30,892
      Amortization of branch acquisition premium                                22,249                      22,249
      Increase in interest receivable                                         (103,844)                   (317,151)
      Increase(decrease) in interest payable                                   (96,783)                    357,166
      Other                                                                 (1,422,702)                     82,096
                                                                           -----------                 -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,151,170                   3,048,643

INVESTING ACTIVITIES
  Purchases of investment securities                                        (1,344,153)                 (8,993,168)
  Maturities of investment securities                                       10,350,000                  10,250,260
  Purchases of securities available for sale                               (22,000,407)                 (1,438,715)
  Maturities of securities available for sale                                7,073,325                   5,182,891
  Net increase in loans                                                     (9,319,436)                (12,301,006)
  Purchases of premises and equipment                                         (590,743)                   (225,425)
  Business acquisitions (net of cash and equivalents
    acquired of $2,427,440 in 1995)
    Loans                                                                            0                 (24,433,534)
    Investment securities - held-to-maturity                                         0                  (9,686,714)
    Investment securities - available-for-sale                                       0                    (839,402)
    Premises and equipment                                                           0                    (685,461)
    Goodwill                                                                         0                  (1,446,346)
    Deposits                                                                         0                  33,044,661
    Other                                                                            0                    (226,958)
                                                                           -----------                 -----------
NET CASH USED BY INVESTING ACTIVITIES                                      (15,831,414)                (11,798,917)

FINANCING ACTIVITIES
  Increase in deposits                                                       4,712,106                  13,653,297
  Increase (decrease) in notes payable                                        (100,000)                    961,023
  Decrease in guaranteed ESOP obligation                                        48,628                      42,489
  Increase (decrease )in securities sold under agreement to repurchase        (950,000)                  5,550,160
  Increase in federal funds purchased                                        2,450,000                           0
  Cash dividends                                                              (945,486)                   (707,663)
  Issuance of common stock in acquisition                                            0                   3,237,404
  Proceeds from exercise of stock options                                      164,796                      64,371
                                                                           -----------                 -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    5,380,044                  22,801,081
                                                                           -----------                 -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (8,300,200)                 14,050,807
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            28,517,922                  16,196,870
                                                                           -----------                 -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $20,217,722                 $30,247,677
                                                                           ===========                 ===========

Supplemental information:
  Taxes paid                                                               $ 1,796,275                 $ 1,219,747
  Interest paid                                                              6,671,566                   4,768,085

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries , State Financial Bank and WBAC, Inc ("Waterford"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. WBAC, Inc. also includes the accounts of its wholly owned subsidiary, State Financial Bank - Waterford and its subsidiary, Waterford Investment Corporation. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

NOTE B--ACQUISITION OF WATERFORD BANCSHARES, INC.

         On August 24, 1995, the Company completed its acquisition of Waterford Bancshares, Inc. ("Bancshares"). Bancshares was the bank holding company of Waterford Bank, Waterford Wisconsin. Pursuant to the Agreement and Plan of Merger, Bancshares was merged into the Company's wholly owned subsidiary, WBAC, Inc., which has become the resultant owner of Waterford Bank (now known as State Financial Bank - Waterford). In connection with the acquisition, the Company issued 257,845 shares of its common stock with a value of $3,202,000 (net of acquisitions costs totaling $119,000), $1,061,844 in two year installment notes, and paid $2,260,401 in cash in exchange for the outstanding common stock of Bancshares. The acquisition was accounted for using purchase accounting. Accordingly, Waterford's consolidated results of operation are reflected in the Company's Consolidated Statements of Income for the three and nine months ended September 30, 1996 and from the date of acquisition (August 24, 1995) the three and nine months ended September 30, 1995. Waterford's consolidated financial condition has been included in the Company's Consolidated Balance Sheet as of September 30, 1996 and December 31, 1995.

         On a pro forma basis, the pro forma net income and net income per common and common equivalent share for the three and nine month periods ended September 30, 1995, after giving effect to the Waterford acquisition as if it had occurred on January 1, 1995 would be as follows:


                                                            Three months       Nine months
                                                               ended              ended
                                                           September 30,      September 30,
                                                                1995               1995
                                                          ----------------------------------
    Total income  . . . . . . . . . . . . . . . . . .        $ 6,064,357       $17,532,908
    Net income  . . . . . . . . . . . . . . . . . . .            834,900         2,373,805
    Net income per common and
      common equivalent share . . . . . . . . . . . .               0.32              0.92


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At September 30, 1996, total assets were $293,272,000 compared to $285,037,000 at December 31, 1995. Through the first nine months of 1996, the Company's asset growth was primarily the result of deposit growth and increases in federal funds purchased. Federal funds purchased of $2,450,000 were used to fund a $950,000 decrease in securities sold under agreement to repurchase. The remaining increase of $1,500,000 in federal funds purchased combined with $4,712,000 in deposit growth, $8,300,000 in contraction in cash and cash equivalents, and $728,000 in cash from operating activities to fund $5,921,000 in net investment securities purchases and $9,319,000 in net loan increases. The remaining $1,423,000 net cash provided from operating activities combined with $165,000 in proceeds from stock option exercises and $49,000 in repayments under the Company's guaranteed ESOP obligation to fund $946,000 in cash dividends, $100,000 in repayments on notes payable, and $591,000 in fixed asset purchases.

         The $4,712,000 in deposit growth was the result of $5,680,000 growth in money market balances, $436,000 growth in time deposits, $435,000 growth in savings balances, offset by $1,838,000 contraction in demand deposits. Money market balances continue to grow as a result of the continued popularity of the Company's Money Market Index Account and growth in business money market accounts, both in number of accounts and level of outstanding deposits. The decline in demand deposit balances outstanding at September 30, 1996 compared to December 31, 1995 continues to result from cyclical contraction in both personal and business accounts. Historically, the Company experiences interim contraction in demand deposit balances from the balance high points at year end.

         Loan growth expanded in the third quarter of 1996. Year-to-date, net loans increased $9,319,000 in 1996, with $5,543,000 of this growth occurring in the third quarter. Approximately $6,000,000 of the Company's year-to-date 1996 loan growth was due to increases in installment loans, with approximately 58% of the year-to-date installment loan increase taking place in the third quarter. Increases in the volume of indirect loans purchased from the Company's existing network of local automobile dealerships and the addition of a new dealership to that network were the primary reasons for the installment loan growth. Mortgage loans accounted for the remaining growth in the Company's year-to-date 1996 loan portfolio. Increases in commercial mortgages and outstanding balances on home equity lines of credit resulting from increased marketing emphasis were the areas primarily responsible for the Company's 1996 mortgage loan growth.


ASSET QUALITY

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                                  Sep. 30       Jun. 30       Mar. 31       Dec. 31       Sep. 30
                                                                     1996          1996          1996          1995          1995
                                                              -------------------------------------------------------------------
             Nonaccrual loans  . . . . . . . . . . . . . .    $     2,867         2,024   $     2,224   $     1,386   $     2,514
             Accruing loans past due 90 days or more . . .             20             7             5             2             4
             Restructured loans  . . . . . . . . . . . . .              0             0             0             0             0
                                                              -------------------------------------------------------------------
             Total non-performing and restructured loans            2,887         2,031         2,229         1,388         2,518
                                                              -------------------------------------------------------------------
             Other real estate owned . . . . . . . . . . .            379           469           460           460           489
                                                              -------------------------------------------------------------------
             Total non-performing assets . . .                $     3,266         2,500   $     2,689   $     1,848   $     3,007
                                                              ===================================================================
             Ratios:
               Non-performing loans to total loans . . . .           1.48%         1.07%         1.18%         0.75%         1.37%
               Allowance to non-performing loans . . . . .          94.80        135.26        123.71        195.32        108.62
               Non-performing assets to total assets . . .           1.11          0.87          0.93          0.65          1.06
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

         At September 30, 1996, non-performing assets were $3,266,000, a $766,000 net increase as compared to the amount of non-performing assets outstanding as of June 30, 1996. During the third quarter, a total of six additional mortgage and commercial loan relationships were added to nonaccrual status. Based upon currently available information, the Company expects approximately $60,000 in charge-offs to result from these loans and believes it is generally well secured on the remaining loans added to nonaccrual during the third quarter. Due to the nonaccrual additions, non-performing loans as a percentage of total loans increased to 1.48% at September 30, 1996 from 1.07%
at June 30, 1996.   Although nonaccrual loans exhibited continued increase in
the third quarter, the Company has not experienced any significant increase in the amount of delinquent loans as compared to its historical delinquency levels.

         The sale of two properties held as other real estate partially offset the increase in nonaccrual loans in the third quarter of 1996. At September 30, 1996, non-performing assets represented 1.11% of total assets compared to 0.87% at June 30, 1996.

         At September 30, 1996, available information would suggest that additional loans totaling approximately $152,000 would likely be included as nonaccrual, past due or restructured during the fourth quarter of 1996.


ALLOWANCE FOR LOAN LOSSES

         Management maintains the Allowance at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 1996, the Allowance was $2,737,000, a net increase of $26,000 from the balance at December 31, 1995. The increase was primarily due to the amount of loan loss provisions exceeding net charge-offs through the first nine months of 1996.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.40% at September 30, 1996 compared to 1.46% at December 31, 1995. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 1996.

         The table on the following page sets forth an analysis of the Company's allowance for loan losses ("the Allowance") and actual loss experience for the periods indicated (dollars in thousands):

                                                                   Nine months
                                                                      ended                 Year ended
                                                                  September 30,           Dec. 31, 1995
                                                                       1996
                                                               ---------------------------------------------
        Balance at beginning of period  . . . . . . . .        $            2,711      $           1,983
        Charge-offs:
           Commercial . . . . . . . . . . . . . . . . .                        62                     70
           Real estate  . . . . . . . . . . . . . . . .                         7                     82
           Installment  . . . . . . . . . . . . . . . .                        36                     82
           Other  . . . . . . . . . . . . . . . . . . .                        81                     75
                                                               ---------------------------------------------
           Total charge-offs  . . . . . . . . . . . . .                       186                    309
                                                               ---------------------------------------------
        Recoveries:
           Commercial . . . . . . . . . . . . . . . . .                        16                     58
           Real estate  . . . . . . . . . . . . . . . .                         1                     12
           Installment  . . . . . . . . . . . . . . . .                        20                     34
           Other  . . . . . . . . . . . . . . . . . . .                        17                      9
                                                               ---------------------------------------------
           Total recoveries . . . . . . . . . . . . . .                        54                    113
                                                               ---------------------------------------------
        Net charge-offs . . . . . . . . . . . . . . . .                       132                    196
        Balance of Waterford's allowance
         at date of acquisition . . . . . . . . . . . .                       n/a                    734
        Additions charged to operations . . . . . . . .                       158                    190
                                                               ---------------------------------------------
        Balance at end of period                               $            2,737      $           2,711
                                                               =============================================
        Ratios:
           Net charge-offs to
             average loans outstanding1 . . . . . . . .                       .09%                  0.12
          Net charge-offs to total allowance1 . . . . .                      6.44                   7.23
          Allowance to period end
             loans outstanding  . . . . . . . . . . . .                      1.40                   1.46
       -------------------------------------------------------==============================================
       1.      Annualized




RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

         For the quarter ended September 30, 1996, the Company reported net income of $969,000, an increase of $106,000 or 12.3% from the $863,000 reported for the quarter ended September 30, 1995. Third quarter 1996 included a special assessment related to Federal Deposit Insurance Corporation ("FDIC") insurance on deposits insured under the Savings Association Insurance Fund ("SAIF"). Approximately $12,000,000 of the Company's deposits are SAIF insured by virtue of its 1993 acquisition of the current Waukesha office. This assessment resulted in a $58,500 pre-tax charge ($35,560 tax effected) to third quarter 1996 earnings. Exclusive of this assessment, the Company's third quarter 1996 income was $1,005,000.

         Due to the Company's acquisition of Waterford in August, 1995 and the application of purchase accounting principles thereon, third quarter 1996 includes Waterford's results of operations for the full quarter whereas third quarter 1995 includes Waterford's results from the date of acquisition (August 24, 1995). The inclusion of Waterford's results for the full quarter in 1996 versus a portion of the quarter in 1995 accounted for approximately $91,000 of
the third quarter earnings improvement.   Exclusive of Waterford, improvements
in the Company's third quarter operating performance resulted from improvements in net interest income and non-interest income, offset by the aforementioned FDIC insurance assessment.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 1996 and September 30, 1995 (dollars in thousands):

                                                                              1996                             1995
                                                                   -----------------------------    ------------------------------
                                                                     Average            Yield/        Average            Yield/
                                                                     Balance  Interest   Rate(4)        Balance  Interest  Rate(4)
                                                                   -----------------------------    ------------------------------
                ASSETS
                Interest-earning assets:
                  Loans (1)(2)(3) . . . . . . . . . . . . . .      $192,9445  $   4,539  9.36%     $  167,254  $  4,085   9.69%
                  Taxable investment securities . . . . . . .          6,686    839 283  5.89          45,768       637   5.52
                  Tax-exempt investment securities (3)  . . .         14,962         35  7.52          14,227       258   7.19
                  Federal funds sold  . . . . . . . . . . . .          2,749             5.07           9,315       134   5.71
                                                                   ----------------------------    -----------------------------
                Total interest-earning assets . . . . . . . .        267,341      5,696  8.48         236,564     5,114   8.58
                Non-interest-earning assets:
                  Cash and due from banks . . . . . . . . . .         11,258                           10,995
                  Premises and equipment, net . . . . . . . .          4,984                            4,443
                  Other assets  . . . . . . . . . . . . . . .          7,211                            4,031
                Less: Allowance for loan losses . . . . . . .         (2,741)                          (2,317)
                                                                   ---------                       ----------
                TOTAL                                              $ 288,053                       $  253,716
                                                                   =========                       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Interest-bearing liabilities:
                  NOW and money market accounts . . . . . . .      $  84,894  $     800  3.75%     $   68,645  $    691   3.99%
                  Savings deposits  . . . . . . . . . . . . .         41,839        292  2.78          42,435       296   2.77
                  Time deposits . . . . . . . . . . . . . . .         70,699      1,006  5.66          60,507       890   5.84
                  Notes payable . . . . . . . . . . . . . . .          1,047         18  6.84             127         2   6.83
                  Mortgage payable  . . . . . . . . . . . . .              0          0  0.00              65         2 12.210
                  Federal funds purchased . . . . . . . . . .          1,122         16  5.67               0         0    .00
                  Securities sold under
                    agreement to repurchase . . . . . . . . .          4,502         57  5.04           6,274        88   5.56
                                                                   ----------------------------    -----------------------------
                Total interest-bearing liabilities  . . . . .        204,103      2,189  4.27         178,053     1,969   4.39
                                                                   ----------------------------    -----------------------------
                Non-interest-bearing liabilities:
                  Demand deposits . . . . . . . . . . . . . .         48,465                           44,148
                  Other . . . . . . . . . . . . . . . . . . .          1,549                            2,645
                                                                   ---------                       ----------
                Total liabilities . . . . . . . . . . . . . .        254,117                          224,846
                                                                   ---------                       ----------
                Stockholders' equity  . . . . . . . . . . . .         33,936                           28,870
                                                                   ---------                       ----------
                TOTAL . . . . . . . . . . . . . . . . . . . .      $ 288,053                       $  253,716
                                                                   =========                       ==========
                Net interest income and interest rate spread                  $   3,507  4.21%                 $  3,145   4.19%
                                                                              ===============                  ===============
                Net yield on interest-earning assets  . . . .                            5.22%                            5.27%
                                                                                       ======                           ======

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

         For the quarter ended September 30, 1996, the Company reported taxable-equivalent net interest income of $3,507,000, an increase of $362,000 or 11.5% from the $3,145,000 reported for the quarter ended September 30, 1995. The increase was due to an increase of $582,000 in taxable-equivalent total interest income offset by an increase of $220,000 in total interest expense.
The increase in taxable-equivalent net interest income in the third quarter of 1996 was primarily the result of increased asset volume related to the Waterford acquisition and internal growth. As a result of the aforementioned changes, and the increase in non-performing loans during the third quarter of 1996, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.22% for the quarter ended September 30, 1996 from 5.27% for the quarter ended September 30, 1995.

         Taxable-equivalent total interest income increased $582,000 primarily due to a $30,777,000 increase (13.0%) in the volume of average interest-earning assets outstanding for the quarter ended September 30, 1996 over the comparable quarter in 1995. The Waterford acquisition accounted for $23,274,000 of the average interest-earning asset increase with the remainder the result of internal growth. As a result of this volume increase, taxable-equivalent total interest income improved $689,000 in the third quarter of 1996 as compared to the third quarter of 1995. The third quarter 1996 improvement in taxable-equivalent total interest income was offset by $107,000 in reduced interest income resulting from interest rate changes between third quarter 1996 and 1995 and the increase in non-performing assets. The addition of Waterford's relatively lower yielding interest-earning assets to the Company's consolidated operating performance, the general changes in market interest rates over the preceding twelve months, intense loan pricing competition in the Company's market area, and the increase in non-performing loans were the significant reasons the consolidated yield on interest-earning assets declined to 8.48% for the quarter ended September 30, 1996 compared to 8.58% for the quarter ended September 30, 1995.

         Interest expense increased $220,000 in third quarter 1996 mainly from average outstanding interest-bearing liability balances increasing $26,050,000 (14.6%) in volume between third quarter 1996 and third quarter 1995. Average interest-bearing liability balances increased primarily due to the additional average deposit balances from the Waterford acquisition, internal deposit growth over the preceding twelve months, and increased balances of federal funds purchased. These volume increases resulted in an additional $331,000 in interest expense for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase in interest expense resulting from volume growth was offset by reduced rates paid on interest-bearing liabilities of $111,000. This decline came primarily from generally lower rates paid on money market and time deposits in third quarter 1996 versus third quarter 1995. As a result of the aforementioned changes, the cost of the Company's interest-bearing liabilities increased slightly to 4.21% for the quarter ended September 30, 1996 from 4.19% for the quarter ended September 30, 1995.


PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $5,000 in the third quarter of 1996 compared to the third quarter of 1995 due to the full quarter inclusion of Waterford's provisions in the Company's 1996 consolidated operating performance.

OTHER INCOME

         Improvements in merchant service fees, building rent, and other income were the major reasons for the Company's third quarter increase of $159,000 in total other income. Merchant service fees increased $78,000 primarily from increased volume resulting from new merchants added to State Financial Bank's customer base and rate adjustments over the preceding twelve months. Building rent increased $36,000 in third quarter 1996 compared to third quarter 1995 as a result of an additional property acquired in May, 1996. Other income increased $49,000 due to $28,000 in realized gains on other real estate properties sold by the Company in the third quarter of 1996, $13,000 in increases related to mortgage originations sold on a service released basis, and $10,000 in increased security transaction commissions.

OTHER EXPENSES

         Total other expenses increased $352,000 or 15.0% for the three months ended September 30, 1996 compared to the same period in 1995. The addition of Waterford in 1996 added $198,000 to the Company's consolidated third quarter other expenses. Exclusive of Waterford, other expenses increased $154,000 or 6.8% between the two periods.

         Regulatory agency assessments accounted for $92,000 of the Company's increased other expenses. This increase was the result of $59,000 FDIC special assessment on SAIF deposits and that third quarter 1995 benefitted from the FDIC's refund of one-third of second quarter 1995's assessment. Salaries and employee benefits increased $63,000 in third quarter 1996, all of which related to the full quarter inclusion of Waterford. Total occupancy expenses increased $80,000 related to the inclusion of Waterford's expenses in for the entire third quarter in 1996 and additional depreciation expense resulting from the Company's recent capital expenditures for computer upgrades, remodeling of the Company's items processing area, the acquisition of an automated telephone banking system, and the additional rental property acquired in May, 1996. Data processing expense increased $28,000, due to rate adjustments and the conversion of Waterford to the Company's service provider at the end of second quarter 1996. Expenses related to the Company's merchant services program increased $62,000 due to an increased customer base and rate increases from the Company's service provider. Legal and professional fees increased $1,000, postage and courier increased $8,000, and advertising expense increased $10,000 each primarily due to the inclusion of Waterford's expenses in 1996.
Offsetting these increases was a $8,000 reduction in office supplies expense.

INCOME TAXES

         Income taxes for the quarter ended September 30, 1996 increased $51,000 over the third quarter of 1995. The increase in income tax expense was the result of a $157,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's income derived from tax-exempt sources between the two periods.


RESULTS OF OPERATION - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

         For the nine months ended September 30, 1996, net income was $2,877,000, an increase of $566,000 or 24.5% over the Company's results for the nine months ended September 30, 1995. The Company's year-to-date results were also positively impacted by the full year inclusion of Waterford's results, increased net interest income and non-interest income.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 1996 and September 30, 1995 (dollars in thousands):

                                                                              1996                             1995
                                                                   ----------------------------   ------------------------------
                                                                     Average            Yield/        Average            Yield/
                                                                     Balance  Interest   Rate (4)     Balance  Interest  Rate (4)
                                                                   ----------------------------   ------------------------------
                ASSETS
                Interest-earning assets:
                  Loans (1) (2) (3) . . . . . . . . . . . . .      $ 189,790  $  13,507  9.51%      $ 156,993  $ 11,420   9.73%
                  Taxable investment securities . . . . . . .         55,431      2,426  5.85          43,856     1,826   5.57
                  Tax-exempt investment securities (3)  . . .         15,625        865  7.39          14,157       753   7.11
                  Federal funds sold  . . . . . . . . . . . .          5,439        216  5.30           3,573       154   5.76
                                                                   ----------------------------   ------------------------------
                Total interest-earning assets . . . . . . . .        266,285     17,014  8.53         218,579    14,153   8.66
                Non-interest-earning assets:
                  Cash and due from banks . . . . . . . . . .         12,444                           10,931
                  Premises and equipment, net . . . . . . . .          4,933                            4,375
                  Other assets  . . . . . . . . . . . . . . .          6,202                            3,660
                Less: Allowance for loan losses . . . . . . .         (2,746)                          (2,127)
                                                                   ---------                       ----------
                TOTAL                                              $ 287,118                       $  235,418
                                                                   =========                       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Interest-bearing liabilities:
                  NOW and money market accounts . . . . . . .      $  83,846  $   2,324  3.70%     $   62,806  $  1,807   3.85%
                  Savings deposits  . . . . . . . . . . . . .         42,208        880  2.78          41,893       860   2.74
                  Time deposits . . . . . . . . . . . . . . .         70,833      3,043  5.74          53,800     2,225   5.53
                  Notes payable . . . . . . . . . . . . . . .          1,057         54  6.82              43         2   6.83
                  Mortgage payable  . . . . . . . . . . . . .              0          0  0.00              86         6   9.33
                  Federal funds purchased . . . . . . . . . .            377         16  5.67             571        27   6.32
                  Securities sold under
                     agreement to repurchase  . . . . . . . .          6,550        258  5.26           4,697       198   5.64
                                                                   ----------------------------   ------------------------------
                Total interest-bearing liabilities  . . . . .        204,871      6,575  4.29         163,896     5,125   4.18
                                                                   ----------------------------   ------------------------------
                Non-interest-bearing liabilities:
                  Demand deposits . . . . . . . . . . . . . .         47,049                           42,206
                  Other . . . . . . . . . . . . . . . . . . .          1,573                            1,648
                                                                   ---------                       ----------
                Total liabilities . . . . . . . . . . . . . .        253,493                          207,750
                                                                   ---------                       ----------
                Stockholders' equity  . . . . . . . . . . . .         33,625                           27,668
                                                                   ---------                       ----------
                TOTAL . . . . . . . . . . . . . . . . . . . .      $ 287,118                       $  235,418
                                                                   =========                       ==========
                Net interest income and interest
                   rate spread  . . . . . . . . . . . . . . .                 $  10,439  4.24%                 $  9,028   4.48%
                                                                              ===============                  ===============
                Net yield on interest-earning assets  . . . .                            5.24%                            5.52%
                                                                                       ======                          =======

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


         For the nine months ended September 30, 1996, the Company reported taxable-equivalent net interest income of $10,439,000, an increase of $1,411,000 or 15.6% from the $9,028,000 reported for the nine months ended September 30, 1995. The increase was due to an increase of $2,861,000 in taxable-equivalent total interest income offset by an increase of $1,450,000 in total interest expense. The year-to-date improvement in taxable-equivalent net interest income was also primarily the result of increased asset volume related to the addition of Waterford and internal growth over the preceding twelve months at State Financial Bank and at Waterford subsequent to the acquisition, offset by higher funding costs resulting from the changing composition of the Company's interest-bearing liabilities due to the Waterford acquisition and internal
deposit shifts at State Financial Bank.   As a result of the aforementioned
changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 5.24% for the nine months ended September 30, 1996 from 5.52% for the nine months ended September 30, 1995.

         The $2,861,000 increase in taxable-equivalent total interest income was primarily the result of a $47,706,000 increase (21.8%) in the level of average interest-earning assets outstanding through the first nine months of 1996 over the comparable period in 1995 and repricing of the Company's interest-earning assets. The Waterford acquisition accounted for $33,398,000 of the increase in average interest-earnings assets in 1996 with the remainder due to internal growth. As a result of asset volume increases, taxable-equivalent total interest income improved $3,127,000 during the nine months ended September 30, 1996 as compared to the first nine months of 1995. The volume improvements in taxable-equivalent total interest income were offset by $265,000 in reduced interest income resulting from interest rate changes and asset repricing between the two periods. The addition of Waterford's relatively lower yielding interest-earning assets to the Company's consolidated operating performance, the general changes in market interest rates during the previous twelve months, intense loan pricing competition in the Company's market area, and the increase in the level of non-performing loans resulted in a decline in the Company's yield on interest-earning assets to 8.53% for the nine months ended September 30, 1996 from 8.66% for the nine months ended September 30, 1995.

         Year-to-date, the Company's interest expense increased $1,450,000 in 1996 over 1995 mainly from average outstanding interest-bearing liability balances increasing $40,975,000 (25.0%) in volume between the first nine months of 1996 and the first nine months of 1995. Average interest-bearing liability balances increased primarily due to the additional average deposit balances from the Waterford acquisition, internal deposit growth over the preceding twelve months, and increased balances outstanding in securities sold under agreement to repurchase ("Repurchase Agreements"). These volume increases, primarily in the higher yielding deposit categories (time deposits and money market accounts) resulted in an additional $1,568,000 in interest expense for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase in interest expense resulting from volume growth was offset by reduced rates paid on interest-bearing liabilities of $146,000, resulting mainly from generally lower rates paid on money market
deposits in 1996 versus 1995.   As a result of the aforementioned changes and
the increased mix of the Company's average deposits in higher cost deposit categories, the cost of interest-bearing liabilities increased to 4.29% for the nine months ended September 30, 1996 compared to 4.18% for the nine months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

         Loan loss provisions increased $20,000 through the first nine months of 1996 compared to the first nine months of 1995 due to inclusion of Waterford's provisions in the Company's consolidated operating performance.

OTHER INCOME

         Other income increased $404,000 or 21.8% in total and $337,000 or 18.2% exclusive of Waterford's results for the first nine months of 1996 over the first nine months of 1995. The increase in other income was primarily the result of a $235,000 increase in merchant service fees due to rate and volume increases over the preceding twelve months, an increase of $30,000 in building rent related to the purchase of an additional property at the end of May, 1996, the nonrecurring recognition of $32,000 in second quarter 1996 of accumulated dividends on corporate owned life insurance, $28,000 in third quarter gains from other real estate sales, a $45,000 increase in gains from secondary market sales of mortgage loan originations, a $23,000 increase in commissions from investment services, and a $9,000 increase in check imprinting fees.

OTHER EXPENSES

         Total other expenses increased $872,000 or 12.5% for the nine months ended September 30, 1996 compared to the same period in 1995. The addition of Waterford in 1996 added $750,000 to the Company's consolidated year-to-date other expenses. Exclusive of Waterford, other expenses increased $122,000 or 1.8% between the two periods.

         Salaries and employee benefits increased $375,000 for the nine months ended September 30, 1996 versus the comparable period in 1995. The inclusion of Waterford accounted for $306,000 of this increase with the remainder primarily due to annual salary adjustments. Total occupancy expenses increased $190,000 related to the inclusion of Waterford's expenses in 1996 and additional depreciation expense in 1996 resulting from the Company's recent capital expenditures for computer upgrades, remodeling of the Company's items processing area, the acquisition of an automated telephone banking system, and the additional rental property acquired in May, 1996. Data processing expense increased $63,000, due to rate adjustments and Waterford's conversion to the Company's service provider in April, 1996. Legal and professional fees increased $46,000 in total primarily due to the inclusion of Waterford's expenses. Expenses related to the Company's merchant services program increased $175,000 due to an increased customer base and rate increases from the Company's service provider. Postage and courier expense increased $32,000, advertising increased $35,000, and ATM service charges increased $13,000 each mainly related to the inclusion of the additional Waterford expenses in 1996. Other expenses increased $66,000 due to the additional goodwill amortization resulting from the Waterford acquisition. Offsetting these increases was a reduction of $104,000 in year-to-date FDIC deposit insurance premiums and a $20,000 reduction in the expense for office supplies.

INCOME TAXES

         Income taxes for the nine months ended September 30, 1996 increased $324,000 as a result of the $891,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's income derived from tax-exempt sources between the two periods.

LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $20,218,000 and $28,518,000 at September 30, 1996 and December 31, 1995, respectively.


CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's
level of capital.   The following table sets forth these requirements and the
Company's ratios at September 30, 1996, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                                    Regulatory                 Regulatory
                                                                                      Minimum               Well-capitalized
                                                            Actual                  Requirement               Requirement
                                                       ----------------          -----------------         -----------------
                                                                              (dollars in thousands)

                                                       Amount       Percent        Amount    Percent        Amount       Percent
                                                       ------       -------        ------    -------        ------       -------
                Tier 1 leverage ratio                 $32,954         11.5%        $8,591       3.0%       $14,318          5.0%

                Tier 1 risk-based capital ratio        32,954         16.5%         7,979       4.0%        11,968          6.0%

                Risk-based capital ratio               35,450         17.8%        15,958       8.0%        19,947         10.0%


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

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of September 30, 1996, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended September 30, 1996.





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


                                                STATE FINANCIAL SERVICES CORPORATION
                                                ------------------------------------
                                                (Registrant)



Date: October 28, 1996
     ----------------------

                                                By  /s/ Michael J. Falbo
                                                   ----------------------------------
                                                   Michael J. Falbo
                                                   President and Chief Executive Officer



Date: October 28, 1996
     ----------------------
                                                By  /s/ Michael A. Reindl
                                                   ----------------------------------
                                                   Michael A. Reindl
                                                   Senior Vice President, Controller, and Chief Financial Officer
