Form 10-K
period 1996-12-31
STATE FINANCIAL SERVICES CORP
filed 1997-03-24
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996 [Fee required]

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from
     ------------- to --------------

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
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 12, 1997 was approximately $45,699,711, based on the following assumptions: (1) the market value of the Common Stock of $19.25 per share which was equal to the closing price on the Nasdaq Stock Market on March 12, 1997; and (2) 2,374,011 shares of Common Stock held by nonaffiliates as of March 12, 1997.

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

     As of March 12, 1997, there were 3,204,445 shares of the Registrant's $0.10 par value Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate certain information by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, (the "Annual Report") which is filed as an Exhibit to this Report.

     Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 1997 Annual Meeting of Shareholders (the "Proxy Statement") which is filed as an Exhibit to this Report.

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

                                     INDEX

                                     PART I                             Page
                                     ------                             ----
 Item  1.    BUSINESS                                                     1

 Item  2.    PROPERTIES                                                   5

 Item  3.    LEGAL PROCEEDINGS                                            6

 Item  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          6

                                   PART II
                                   -------

 Item  5.    MARKET FOR REGISTRANT'S COMMON STOCK AND                     7
                  RELATED STOCKHOLDER MATTERS

 Item  6.    SELECTED FINANCIAL DATA                                      7

 Item  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      7
                  FINANCIAL CONDITION RESULTS OF OPERATIONS

 Item  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  7

 Item  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                7
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   PART III
                                   --------

 Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           8

 Item 11.    EXECUTIVE COMPENSATION                                       8

 Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              8
                  AND MANAGEMENT

 Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               8

                                   PART IV
                                   -------

 Item 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                 9
                  REPORTS ON FORM 8-K

 SIGNATURES                                                      Signature Page

 EXHIBITS FILED AS PART OF FORM 10-K                             Exhibit Index

                                     PART I

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a bank holding company which owns State Financial Bank ("SFB") and State Financial Bank - Waterford ("SFB - Waterford") (collectively referred to as the "Banks"). SFB is the entity resulting from the merger in June 1994 of the Company's previous four banks, State Bank, Hales Corners ("State Bank"); University National Bank ("University"); Edgewood Bank ("Edgewood"); and Eastbrook State Bank ("Eastbrook") into State Bank's charter. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Waterford Bank was renamed State Financial Bank - Waterford and is operated as a separate banking subsidiary of the Company.

ITEM 1.   BUSINESS.

     GENERAL

     SFSC is a Wisconsin corporation headquartered in Hales Corners, Wisconsin. The Company is a bank holding company which owns and operates State Financial Bank with seven full-service locations and State Financial Bank - Waterford. Four of SFB's offices, Hales Corners, Greenfield, Glendale, and Milwaukee are located in Milwaukee County, Wisconsin, the most populous county in the state. Three of SFB's offices; Brookfield, Muskego, and Waukesha are located in
Waukesha County, Wisconsin which is immediately west of Milwaukee County.   In
addition, SFB also operates a loan production office providing lending outlets to Milwaukee's central city. Waterford is located in northwestern Racine County, Wisconsin which is immediately south of Milwaukee County. The Company was organized in 1984 to become a holding company for the former State Bank.
In 1985, State Financial completed its first bank acquisition by purchasing the former University, located on the northeast side of Milwaukee. The acquisition of the former Edgewood in Greenfield, Wisconsin was completed in 1987. In 1988, the former University acquired the deposit liabilities and various fixed assets of the branch facility of a competing savings institution located at 2650 North Downer Avenue in Milwaukee. This was the first acquisition of a thrift facility by a bank in Wisconsin. In 1990, State Financial acquired 4.9% of the former Eastbrook, a newly chartered bank located in Brookfield, Wisconsin. State Financial acquired the remaining capital stock of the former
Eastbrook in 1992.   In 1993, the former Eastbrook acquired the deposit
liabilities and various fixed assets of the branch facility of a competing
savings institution located at 400 E. Broadway in Waukesha, Wisconsin.   SFB
also operates a limited service loan production office serving Milwaukee's central city to provide easier access to the SFB's lending products. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. The Company operates SFB - Waterford as a separate banking subsidiary.

     When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions.

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

     The Banks seeks to develop and enhance full-service banking relationships through a systematic calling program directed at both existing customers and referral sources from its customer base, attorneys, accountants and business people. The officers and employees of the Banks are actively involved in a variety of civic, charitable and community organizations both as an additional referral source and as a service to their respective communities.

     PRODUCTS AND SERVICES. Through the Banks, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market account, certificates of deposit, individual retirement accounts and club accounts. The Banks also offers a variety of annuity and insurance products through its in-house securities representative. The Banks's lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Banks's portfolio. The Banks also provide lines of credit to commercial accounts and to individuals through home equity and credit card plans. The Company also originates residential real estate loans in the form of adjustable rate, fifteen and thirty year fixed rate first mortgages, selling these originations in the secondary mortgage market service released.

     COMPETITION AND MARKET ENVIRONMENT. SFB's' offices are located in the Milwaukee and Waukesha metropolitan areas and experience substantial competition from other financial institutions including savings banks, credit unions, non-bank lenders, and consumer finance companies, many of which are substantially larger than the SFB. Within a short distance of SFB, there are numerous other financial institutions. SFB - Waterford's office is located in the town of Waterford and experiences substantial competition from other financial institutions including other banks, savings banks, and consumer finance companies located in Waterford and surrounding communities. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, banking hours, 24 hour account access through telephone and personal computer delivery systems, and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide borrowers, and the variety of their products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that recent changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a decrease in the level of competition for small to medium sized business customers in the Banks' market areas.


     EMPLOYEES. At December 31, 1996, the Company and the Banks employed 87 full-time and 60 part-time employees. The Company considers its relationships with its employees to be excellent. Each employee who meets the eligibility requirements is entitled to participate in the employee benefit plans of the Company and the Banks, which include plans for group life, accidental death and dismemberment, medical, dental, and long-term disability income insurances; pension, 401(k), and an Employee Stock Ownership Plan ("ESOP"). Further information regarding executive compensation and the Company's benefit plans is incorporated by reference from the Company's definitive Proxy Statement. See
Item 11 of this Form 10-K.

     THE BANKS AND OTHER SUBSIDIARIES

     At December 31, 1996, the SFB (consolidated with its subsidiaries; see "SFB - Other Subsidiaries") had total assets of $249.4 million, net loans of $172.4 million, total deposits of $217.1 million, stockholders' equity of $22.4 million, net income of $3.9 million, and return on average assets of 1.61%. At December 31, 1996, SFB Waterford (consolidated with its subsidiary; see "SFB - Waterford - Other Subsidiaries") had total assets of $43.1 million, net loans of $26.7 million, total deposits of $37.7 million, stockholders' equity of $5.2 million, net income of $0.4 million, and annualized return on average assets of 1.04%.

         STATE FINANCIAL BANK. State Financial Bank was organized as a state banking association under the laws of the State of Wisconsin in 1910 under the name State Bank, Hales Corners. In June 1994, the bank's name was changed to State Financial Bank in connection with the merger of the Company's banks into State Bank's charter. SFB conducts business through seven full-service offices located in Milwaukee and Waukesha Counties and a loan production office located in Milwaukee's central city. SFB is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1996, SFB, consolidated with its subsidiaries, comprised 82.8% of SFSC's consolidated total assets. The following table sets forth SFB's full-service and loan production office locations.

STATE FINANCIAL BANK OFFICE LOCATIONS

                                                                                            Year Acquired by
 Community                Address                                       Year Originated      State Financial
 ---------                -------                                       ---------------      ---------------
 Hales Corners            10708 West Janesville Road                          1910                 (1)
 Muskego                  S76 W17655 Janesville Road                          1968                 (1)
 Milwaukee                2650 North Downer Avenue                            1971                1985
 Milwaukee (2)            2460 North 6th Street                               1994                 (1)
 Greenfield               4811 South 76th Street                              1978                1987
 Glendale                 7020 North Port Washington Road                     1990                 (1)
 Brookfield               12600 West North Avenue                             1990                1992
 Waukesha                 400 East Broadway                                   1977                1993

-----------
   (1)   Organized de novo by SFB or a predecessor thereof.
   (2)   Loan Production Office

         SFB Other Subsidiaries. SFB has two wholly owned subsidiary corporations which are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of SFB's investment portfolio to enhance the overall return on SFB's investment securities. Hales Corners Development Corporation is a subsidiary which owns the real estate related to the Hales Corners and Muskego offices, eight commercial and residential rental properties located adjacent to the Hales Corners office and vacant land in New Berlin held as a potential branch site.

         State Financial Bank - Waterford. State Financial Bank - Waterford was organized as a state banking association under the laws of the State of Wisconsin in 1906 under the name Waterford Bank. SFSC acquired the common stock of the former Waterford Bank's parent holding company, Waterford Bancshares, Inc. in exchange for a combination of the Company's common stock, cash, and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Following the acquisition, the Company changed Waterford Bank's name to State Financial Bank - Waterford to connect the bank's identity to SFSC. SFB - Waterford operates as a separate banking subsidiary of SFSC from its principal office located at 217 North Milwaukee Street, Waterford, Wisconsin and has received regulatory approval to open a full-service branch facilty at 1050 Milwaukee Avenue, Burlington, Wisconsin which is expected to commence operation in May, 1997. SFB - Waterford is engaged in general commercial and consumer banking, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. At December 31, 1996, SFB - Waterford, consolidated with its subsidiary, comprised 14.3% of SFSC's consolidated total assets.

         SFB - Waterford Other Subsidiary. SFB - Waterford has a wholly owned subsidiary, Waterford Investment Corporation, formed in 1995 to manage the majority of SFB - Waterford's investment portfolio to enhance the overall return on the bank's investment securities.

         State Financial Mortgage Company. In December, 1996, the Company formed a new wholly owned subsidiary corporation, State Financial Mortgage Company ("SFMC"). SFMC was formed to expand the origination of secondary market real estate mortgages on behalf of the Company and the Banks. SFMC commenced operation effective January 1, 1997.

         SUPERVISION AND REGULATION

         Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes affect the business of SFSC and the Banks. As a bank holding company, SFSC's business activities are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 (the "Act") which imposes various requirements and restrictions on
its operations.   As part of the this  supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB's prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act limits the activities of SFSC and its banking and nonbanking subsidiaries to the business of banking and activities closely related or incidental to banking.

         The Banks are state, non-member banks, and as such are supervised and examined by the Wisconsin Department of Financial Institutions Division of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Banks are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act.

         In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The enforcement powers of the federal regulatory agencies responsible for supervisory authority over SFSC and the Banks have significantly increased as a result of legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Certain parts of such legislation, most notably those which increase deposit insurance assessments, authorize further increases to recapitalize the Bank Insurance Fund and the Savings Association Insurance Funds which affect the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital fails to meet certain defined levels. FDICIA established five capital categories ranging from "critically undercapitalized" to "well capitalized." A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy. At December 31, 1996, SFSC and the Banks each met the "well-capitalized" definition of capital adequacy.

         The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Efficiency Act") contains provisions which amended the Bank Holding Company Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state. Effective June 1, 1997, the Efficiency Act will also allow interstate branching.

         In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence economic activity. Monetary policy changes have previously had a significant effect on operating results of financial institutions and are expected to have such an effect in the future. No prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of SFSC and the Banks.

         CROSS REFERENCE TO ANNUAL REPORT

         Certain information required by Industry Guide 3 is included in the Management's Discussion and Analysis included with the Annual Report and is incorporated herein by reference per the following schedule.


                                                                                            Annual Report
          Guide 3 Heading                     Annual Report Heading                          Page Number
------------------------------------------------------------------------------------------------------------
    I   Distribution of Assets, Liabilities   Income Statement Analysis                             6
        and Stockholders' Equity;  Interest
        Rates and Interest Differential

   II   Investment Portfolio                  Investment Activities                                 15

  III   Loan Portfolio                        Lending Activities                                    12

   IV   Summary of Loan Loss Experience       Risk Elements in the Loan Portfolio                   13

    V   Deposits                              Deposits                                              17

   VI   Return on Equity and Assets           Income Statement  Analysis and                    11 and 19
                                                 Capital Resources

         The following schedule of projected loan losses by category for the period January 1, 1997 through December 31, 1997, required by Industry Guide 3 is not included in Management's Discussion and Analysis in the Annual Report (dollars in thousands).

                                                Charge-offs     Recoveries        Net
                                                -----------     ----------     ---------
                   Commercial                     $   107            $ 7         $  100
                   Installment                         49             18             31
                   Real estate                         95             32             63
                   Other                               92             14             78
                                                ------------------------------------------
                            TOTAL                   $ 343           $ 71          $ 272


ITEM  2.         PROPERTIES

  The following table sets forth the locations of the Company's full-service banking offices.


       Office                    Address                 Sq. Feet      Owned/Leased          Lease Expires
       ------                    -------                 --------      ------------          -------------
 Hales Corners (1)    10708 W. Janesville Road             37,000          Owned                  n/a

 Muskego (1)          S76 W17655 Janesville Road            2,680          Owned                  n/a

 Milwaukee            2650 N. Downer Avenue                 3,000         Leased                 2000

 Milwaukee (2)        2460 North 6th Street                   100         Leased            month to month

 Greenfield (3)       4811 S. 76th Street                   9,000         Leased                 2007

 Glendale (4)         7020 N. Port Washington Road          7,500         Leased                 2010

 Brookfield           12600 W. North Avenue                 4,800          Owned                  n/a

 Waukesha             400 E. Broadway                       3,300          Owned                  n/a

 Waterford            217 N. Milwaukee Street              10,100          Owned                  n/a

 Burlington (5)       1050 Milwaukee Avenue                 6,300         Leased                 2006

     1. Property is owned by SFB's wholly owned subsidiary, Hales Corners Development Corporation.
     2.  Loan production office.
     3.  SFB leases this property from Edgewood Plaza Joint Venture.  See "Item
         1. Election of Directors--Certain Transactions and Other Relationships with Management Principal Shareholders" in the Company's Proxy Statement for further information. SFB subleases approximately 2,500 square feet of the floor space of Edgewood Plaza under a lease which expires on December 27, 1997. In 1993, SFB executed an extension of its lease with Edgewood Plaza which extends the SFB's lease through December, 2007. Under the terms of this extension, SFB will lease approximately 4,100 square feet of the floor space of Edgewood Plaza.
     4. SFB subleases approximately 1,200 square feet of its space in Glendale to a third party.
     5. Approved branch facility of SFB - Waterford expected to open in May, 1997.

ITEM  3.  LEGAL PROCEEDINGS

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





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                    PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Investor Information" beginning on the inside back cover of the Annual Report is incorporated herein by reference.

ITEM  6. SELECTED FINANCIAL DATA

         The information contained under the caption "Selected Consolidated Financial Data" appearing on page 4 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under this caption beginning on page 5 of the Annual Report is incorporated herein by reference.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements beginning on page 21 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

         The information contained under the captions "Item 1. Election of Directors--Directors" and "Executive Officers" in the Proxy Statement is incorporated herein by reference.

PART 11. EXECUTIVE COMPENSATION

         The information contained under the caption "Item 1. Election of Directors--Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

PART 12. SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND
         BENEFICIAL OWNERS

         The information contained under the caption "Item 1. Election of Directors--Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

PART 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Item 1. Election of Directors--Certain Transactions and Other Relationships with Management and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

(a)      Documents filed:

         1. Financial Statements. The following Consolidated Financial Statements of the Company and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in
                 Item 8:

                                                                   Annual Report
                                                                       Page #
                                                                   -------------
                 Report of independent auditors                         20

                 Consolidated balance sheets --
                 December 31, 1996 and 1995                             21

                 Consolidated statements of income --
                 Years ended December 31, 1996, 1995, and 1994          22

                 Consolidated statements of stockholders' equity --
                 Years ended December 31, 1996, 1995, and 1994          23

                 Consolidated statements of cash flows --
                 Years ended December 31, 1996, 1995, and 1994          24

                 Notes to Consolidated Financial Statements             25


         2. Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits. See Exhibit Index, included as the last pages of this report, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year under this report.

(c)      Exhibits:

                 See Exhibit Index, which is filed with this Form 10-K following the signature page and is incorporated herein by reference.

(d)      Financial Statement Schedules:

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION

         By:        /s/ Michael J. Falbo
                 -------------------------------------------------------------
                 Michael J. Falbo, President and Chief Executive Officer

                 Date:    March 13, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL EXECUTIVE OFFICERS

 /s/ Jerome J. Holz
 ------------------------  Chairman of the Board and Vice         March 13, 1997
 Jerome J. Holz            President

 /s/ Michael J. Falbo
 ------------------------ President and Chief Executive Officer March 13, 1997 Michael J. Falbo

 /s/ Michael A. Reindl     Senior Vice President, Controller, and
 ------------------------  Chief Financial Officer                March 13, 1997
 Michael A. Reindl

DIRECTORS

 /s/ Jerome J. Holz
 ------------------------  Director                               March 13, 1997
 Jerome J. Holz

 /s/ Michael J. Falbo
 ------------------------  Director                               March 13, 1997
 Michael J. Falbo

 /s/ Richard A. Horn
 ------------------------  Director                               March 13, 1997
 Richard A. Horn

 /s/ Barbara E. Holz-Weis
  ------------------------  Director                              March 13, 1997
 Barbara E. Holz-Weis

 /s/ Robert R. Spitzer
 ------------------------  Director                               March 13, 1997
 Robert R. Spitzer

 /s/ David M. Stamm
 ------------------------  Director                               March 13, 1997
 David M. Stamm


                                signature page

                      STATE FINANCIAL SERVICES CORPORATION

                -----------------------------------------------


                                 EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 1996

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are no applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.

    Exhibit
    Number      Description

         3.1 Articles of Incorporation of the Registrant as Amended and Restated effective April 21, 1993. (7)

         3.2 Bylaws of Registrant, as amended and restated effective February 24, 1993. (1)

        10.1 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (10708 West Janesville Road, Hales Corners, Wisconsin). (2)

        10.2 Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (S76 W17655 Janesville Road, Muskego, Wisconsin). (3)

        10.3 Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint Venture (4811 South 76th Street, Greenfield, Wisconsin).
                (3)

        10.6 Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin). (3)

        10.7 Deferred Compensation Agreement between Registrant and Jerome J. Holz dated December 6, 1980. (3)

        10.10 Employee Stock Ownership Plan and Employee Stock Ownership Trust Agreement. (4)

        10.13 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (5)

        10.14 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated. (6)

        10.15 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992.
                (1)

        10.16 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. dated April 12, 1995. (8)

        10.17 Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin)

        13 Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996.

        22      Subsidiaries of Registrant.

        24      Consent of Ernst & Young LLP.

        27      Financial Data Schedule

        99.1 State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993.
                (1)

        99.2 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)

        99.3 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (9)

        99.4 Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 23, 1997.



      (1) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.

      (2) Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517 (the "Form S-1") (dated October 11, 1989).

      (3) Incorporated by reference from Amendment No. 1 to the Form S-1 (dated December 6, 1989).

      (4) Incorporated by reference from Amendment No.2 to the Form S-1 (dated March 6, 1989).

      (5) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.

      (6) Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.

      (7) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.

      (8) Incorporated by reference from Amendment No. 2 to the Form S-4 (dated July 18, 1995).

      (9) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.


         The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.