Form 10-Q
period 1997-03-31
STATE FINANCIAL SERVICES CORP
filed 1997-05-09
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            MARCH 31, 1997

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

                               Not applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         As of May 7, 1997, there were 3,222,170 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                   FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                Page No.
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               March 31, 1997 and December 31, 1996                                                 2

               Consolidated Statements of Income for the
               Three Months ended March 31, 1997 and 1996                                           3

               Consolidated Statements of Cash Flows for the
               Three Months ended March 31, 1997 and 1996                                           4

               Notes to Consolidated Financial Statements                                           5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        6



                          PART II - OTHER INFORMATION

Items 1-6                                                                                          12

Signatures                                                                                         14


       PART I.        FINANCIAL INFORMATION
       ITEM 1.        FINANCIAL STATEMENTS

 STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   March 31,               December 31,
                                                                                      1997                    1996
                                                                                 -------------            -------------
 ASSETS
   Cash and due from banks                                                       $  13,199,905            $  15,581,811
   Federal funds sold                                                                      -0-                2,599,107
   Other short-term investments                                                      1,500,000                3,100,000
                                                                                 -------------            -------------
   Cash and cash equivalents                                                        14,699,905               21,280,918
 Investment securities
   Held-to-maturity (fair value $28,692,000 - March 31, 1997
       and $31,541,000 - December 31, 1996)                                         28,554,348               31,302,232
   Available for sale (at fair value)                                               41,128,286               37,776,116

   Loans (net of allowance for loan losses of $2,678,833-1997
       and $2,607,579-1996)                                                        207,064,939              199,063,121

   Premises and equipment                                                            4,630,273                4,691,988
   Accrued interest receivable                                                       2,154,155                2,095,839
   Other assets                                                                      5,033,816                5,011,683
                                                                                 -------------            -------------
                                                              TOTAL ASSETS       $ 303,265,722            $ 301,221,897
                                                                                 =============            =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand                                                                         51,776,086               55,109,370
     Savings                                                                        59,764,174               61 847,490
     Money market                                                                   64,962,853               68,393,363
     Other time                                                                     70,634,707               69,306,323
                                                                                 -------------            -------------
                                                            TOTAL DEPOSITS         247,137,820              254,656,546
   Notes payable                                                                       931,844                  961,844
   Securities sold under agreements to repurchase                                    8,450,160                2,400,160
   Federal funds purchased                                                           8,300,000                5,600,000
   Accrued expenses and other liabilities                                            1,143,031                1,082,479
   Accrued interest payable                                                          1,057,942                  994,324
                                                                                 -------------            -------------
                                                         TOTAL LIABILITIES         267,020,797              265,695,353

 Stockholders' equity:
     Preferred stock, $1 par value; authorized--100,000 shares;
        issued and outstanding--none
     Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--2,650,101 shares in 1997
        and 2,649,119 in 1996                                                          321,367                  319,825
     Capital surplus                                                                28,838,496               28,687,633
     Net unrealized holding gain (loss) on securities available for sale               (95,967)                  62,728
     Retained earnings                                                               7,591,766                6,932,623
     Less:  Guaranteed ESOP obligation                                                (410,737)                (476,265)
                                                                                 -------------            -------------
                                                TOTAL STOCKHOLDERS' EQUITY          36,244,925               35,526,544
                                                                                 -------------            -------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 303,265,722            $ 301,221,897
                                                                                 =============            =============



See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                      1997                    1996
                                                                                   -----------              -----------
 INTEREST INCOME:
   Loans, including fees                                                           $ 4,868,835              $ 4,410,241
   Investment securities
     Taxable                                                                           857,954                  768,085
     Tax-exempt                                                                        189,306                  195,637
   Federal funds sold                                                                   12,175                  120,492
                                                                                   -----------              -----------
                                                     TOTAL INTEREST INCOME           5,928,270                5,494,455
 INTEREST EXPENSE:
   Deposits                                                                          2,060,027                2,096,553
   Notes payable and other borrowings                                                  178,973                  119,127
                                                                                   -----------              -----------
                                                    TOTAL INTEREST EXPENSE           2,239,000                2,215,680
                                                                                   -----------              -----------
                                                       NET INTEREST INCOME           3,689,270                3,278,775


 Provision for loan losses                                                              82,500                   52,500
                                                                                   -----------              -----------
                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES           3,606,770                3,226,275
 OTHER INCOME:
   Service charges on deposit accounts                                                 250,893                  244,438
   Merchant service fees                                                               270,460                  219,742
   Building rent                                                                        77,663                   52,492
   ATM fees                                                                             43,571                   41,315
   Other                                                                               108,303                  118,806
                                                                                   -----------              -----------
                                                        TOTAL OTHER INCOME             750,890                  676,793
 OTHER EXPENSES:
   Salaries and employee benefits                                                    1,214,522                1,158,029
   Net occupancy expense                                                               253,016                  216,951
   Equipment rentals, depreciation and maintenance                                     259,840                  234,241
   Data processing                                                                     182,745                  147,558
   Legal and professional                                                               90,213                  103,913
   Merchant service charges                                                            223,507                  179,270
   ATM charges                                                                          47,107                   47,653
   Postage and courier                                                                  60,440                   64,200
   Advertising                                                                          86,625                   69,375
   Other                                                                               351,153                  318,932
                                                                                   -----------              -----------
                                                      TOTAL OTHER EXPENSES           2,769,168                2,540,122


                                                INCOME BEFORE INCOME TAXES           1,588,492                1,362,946
 Income taxes                                                                          543,989                  457,956
                                                                                   -----------              -----------
                                                                NET INCOME         $ 1,044,503              $   904,990
                                                                                   ===========              ===========

 Net income per common share                                                            $ 0.33                   $ 0.29
 Dividends per common share                                                               0.12                     0.10

 Weighted average common shares outstanding                                          3,162,589                3,129,756

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                       Three months ended March 31,
                                                                                      1997                    1996
                                                                                   -----------              -----------
 OPERATING ACTIVITIES
   Net income                                                                      $ 1,044,503              $   904,900
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                                        82,500                   52,500
       Provision for depreciation                                                      167,547                  147,115
       Amortization of investment security
         premiums and accretion of discounts-net                                        18,776                   46,992
       Amortization of goodwill                                                         37,857                   33,256
       Amortization of branch acquisition premium                                        7,416                    7,416
       Increase in interest receivable                                                 (58,316)                 (83,162)
       Increase in interest payable                                                     63,618                  141,072
       Other                                                                            74,894                 (815,971)
                                                                                   -----------              -----------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES           1,438,795                  434,118
 INVESTING ACTIVITIES
   Purchases of investment securities                                                      -0-               (1,194,424)
   Maturities of investment securities                                               2,720,000                1,410,000
   Purchases of securities available for sale                                       (7,783,149)              (5,784,093)
   Maturities of securities available for sale                                       4,199,643                1,925,820
   Net increase in loans                                                            (8,084,318)              (2,399,210)
   Purchases of premises and equipment                                                (105,832)                (154,990)
                                                                                   -----------              -----------
                                     NET CASH USED BY INVESTING ACTIVITIES          (9,053,656)              (6,196,897)
 FINANCING ACTIVITIES
   Decrease in deposits                                                             (7,518,726)              (1,170,271)
   Decrease in notes payable                                                           (30,000)                     -0-
   Decrease in guaranteed ESOP obligation                                               65,528                   48,628
   Net proceeds from securities sold under agreement to repurchase                   6,050,000                4,050,000
   Net proceeds from federal funds purchased                                         2,700,000                      -0-
   Cash dividends                                                                     (385,359)                (316,165)
   Issuance of common stock under Dividend Reinvestment Plan                            91,566                      -0-
   Proceeds from exercise of stock options                                              60,839                   13,357
                                                                                   -----------              -----------
                                 NET CASH PROVIDED BY FINANCING ACTIVITIES           1,033,848                2,625,549
                                                                                   -----------              -----------

 DECREASE IN CASH AND CASH EQUIVALENTS                                              (6,581,013)              (3,137,230)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   21,280,918               28,517,922
                                                                                   -----------              -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $14,699,905              $25,380,692
                                                                                   ===========              ===========
 Supplemental information:
   Interest paid                                                                   $ 2,175,382              $ 2,074,608
   Income taxes paid                                                                   120,000                  667,725


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries - State Financial Bank, State Financial Bank - Waterford ("Waterford"), and State Financial Mortgage Company. State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. All significant intercompany balances and transactions have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1996.


NOTE B--EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("Statement 128") which is required to be adopted on December 31, 1997. Statement 128 may not be adopted early. Upon adoption, the Company will be required to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods according to the methodology detailed in Statement 128. Under the current requirements for calculating and disclosing primary earnings per share, dilutive effects of stock options are required to be included in the calculation if the dilution caused thereby is considered material (defined as greater than 3%). If the dilution is material, a dual presentation of primary
and fully diluted earnings per share is required.   If the dilutive effect of
stock options is not material (i.e. less than 3%), only disclosure of earnings per common share, exclusive of the impact of unexercised stock options in the calculation, is required. Because the effects of the Company's unexercised stock options currently is not material, the Company is only required to disclose earnings per common share figures.

    Statement 128 will require a dual presentation of earnings per share regardless of the difference between earnings per common share and fully diluted earnings per share for companies having common stock equivalents such as stock options. Additionally, Statement 128 requires some modifications to the calculation of the dilutive effect of common stock equivalents. The following table sets forth a pro forma calculation of the Company's basic and dilutive earnings per share as calculated pursuant to Statement 128 for the periods indicated.

                                                             For the three months ended

                                                           March 31,           March 31,
                                                             1997                1996
                                                           ---------           ---------
                     Basic earnings per share               $0.33               $0.29
                     Diluted earnings per share             $0.33               $0.29

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At March 31, 1997, total assets were $303,266,000 compared to $301,222,000 at December 31, 1996. First quarter assets increased, even though the Company experienced deposit contraction, as growth in the Company's loan portfolio continues. For the quarter ended March 31, 1997, net loans increased $8,084,000 and total deposits decreased $7,519,000. Of the total first quarter loan growth, approximately $6,425,000 came from the Company's funding of two significant new loan relationships with the remainder the result of continued strong loan demand. The Company historically experiences deposit contraction in the first quarter as local business and municipalities deploy built-up cash reserves into their respective operating cycles. Funding for the Company's first quarter 1997 loan growth and deposit contraction came primarily from proceeds from securities sold under agreement to repurchase ($6,050,000), increases in federal funds purchased ($2,700,000), and decreases in the level of cash and cash equivalents ($6,581,000). First quarter 1997 cash provided from operating activities of $1,439,000 was used mainly to fund $864,000 in net investment purchases, $385,000 in shareholder dividends, $106,000 in equipment purchases, and $30,000 in note payable repayments.

ASSET QUALITY

         At March 31, 1997, non-performing assets were $2,146,000, a $600,000 decrease from December 31, 1996. The improvement in the level of non-performing assets was due to net decreases of $505,000 in non-performing loans and $145,000 in other real estate during the first quarter of 1997. As a result of the decrease in the level of first quarter non-performing loans combined with the first quarter growth in the Company's loan portfolio, the percentage of non-performing loans to total loans declined to 0.90% and non-performing assets to total assets decreased to 0.71% at March 31, 1997 compared to 1.19% and 0.91% for the respective asset quality ratios as of December 31, 1996.

         At March 31, 1997, available information would suggest that additional loans totaling approximately $837,000 would likely be included as nonaccrual, past due or restructured during the second quarter of 1997. Approximately $493,000 of these loans are governmentally guaranteed.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                                 Mar. 31       Dec. 31        Sep. 30       Jun. 30       Mar. 31
                                                                    1997          1996           1996          1996          1996
                                                              -------------------------------------------------------------------
             Nonaccrual loans  . . . . . . . . . . . . . .    $     1,881   $     2,363   $     2,867         2,024   $     2,224
             Accruing loans past due 90 days or more . . .             15            38            20             7             5
             Restructured loans  . . . . . . . . . . . . .              0             0             0             0             0
                                                              -------------------------------------------------------------------
             Total non-performing and restructured loans            1,896         2,401         2,887         2,031         2,229
                                                              -------------------------------------------------------------------
             Other real estate owned . . . . . . . . . . .            250           345           379           469           460
                                                              -------------------------------------------------------------------
             Total non-performing assets . . . . . . . . .    $     2,146   $     2,746   $     3,266         2,500   $     2,689
                                                              ====================================================================
             Ratios:
               Non-performing loans to total loans . . . .           0.90%         1.19%         1.48%         1.07%         1.18%
               Allowance to non-performing loans . . . . .         141.30        108.62         94.80        135.26        123.71
               Non-performing assets to total assets . . .           0.71          0.91          1.11          0.87          0.93
                                                              ====================================================================

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

ALLOWANCE FOR LOAN LOSSES

         Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 1997, the Allowance was $2,679,000, an increase of $71,000 from the balance at December 31, 1996. This increase was due to loan loss provisions exceeding net charge-offs through the first three months of 1997. In first quarter 1997, the Company increased its level of loan loss provisions to recognize the general increase in the size of its loan portfolio.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.28% at March 31, 1997 compared to 1.29% at December 31, 1996. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 1997.

         The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                             Three months
                                                                ended                Year ended
                                                             March 31, 1997        Dec. 31, 1996
                                                             -----------------------------------
         Balance at beginning of period  . . . . . . . .        $2,608                 $2,711
         Charge-offs:
            Commercial . . . . . . . . . . . . . . . . .            32                    122
            Real estate  . . . . . . . . . . . . . . . .             0                    100
            Installment  . . . . . . . . . . . . . . . .             2                     46
            Other  . . . . . . . . . . . . . . . . . . .            20                    117
                                                             -----------------------------------
            Total charge-offs  . . . . . . . . . . . . .            54                    385
                                                             -----------------------------------
         Recoveries:
            Commercial . . . . . . . . . . . . . . . . .             1                     19
            Real estate  . . . . . . . . . . . . . . . .            29                      2
            Installment  . . . . . . . . . . . . . . . .             5                     26
            Other  . . . . . . . . . . . . . . . . . . .             7                     25
                                                             -----------------------------------
            Total recoveries . . . . . . . . . . . . . .            42                     72
                                                             -----------------------------------
         Net charge-offs . . . . . . . . . . . . . . . .            12                    313
         Additions charged to operations . . . . . . . .            83                    210
                                                             -----------------------------------
         Balance at end of period                               $2,679                 $2,608
                                                             ===================================
         Ratios:
            Net charge-offs to
              average loans outstanding(1) . . . . . . .          0.02%                  0.16%
            Net charge-offs to total allowance(1)  . . .          1.79                  12.00
            Allowance to period end
              loans outstanding  . . . . . . . . . . . .          1.28                   1.29
         =======================================================================================
         (1).      Annualized

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL

         For the quarter ended March 31, 1997, the Company reported net income of $1,045,000, an increase of $140,000 or 15.4% from the $905,000 reported for the quarter ended March 31, 1996. Improvements in the Company's first quarter operating performance resulted from improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 1997 and March 31, 1996 (dollars in thousands):

                                                                              1997                             1996

                                                                     Average            Yield/        Average            Yield/
                                                                     Balance  Interest   Rate(4)      Balance  Interest  Rate(4)
                ASSETS
                Interest-earning assets:
                  Loans (1),(2),(3) . . . . . . . . . . . . .      $ 207,696  $   4,888  9.55%     $  186,876  $  4,424   9.52%
                  Taxable investment securities . . . . . . .         56,926        858  6.11          53,294       768   5.80
                  Tax-exempt investment securities (3)  . . .         15,407        287  7.55          16,047       296   7.42
                  Federal funds sold  . . . . . . . . . . . .            936         12  5.20           9,072       120   5.32
                                                                   --------------------------      ---------------------------
                Total interest-earning assets . . . . . . . .        280,965      6,045  8.73         265,289     5,608   8.50
                Non-interest-earning assets:
                  Cash and due from banks . . . . . . . . . .         11,451                           13,540
                  Premises and equipment, net . . . . . . . .          4,659                            4,878
                  Other assets  . . . . . . . . . . . . . . .          7,335                            5,396
                Less: Allowance for loan losses . . . . . . .         (2,609)                          (2,730)
                                                                   ---------                       ----------
                TOTAL                                              $ 301,801                       $  286,373
                                                                   =========                       ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

                Interest-bearing liabilities:
                  NOW and money market accounts . . . . . . .      $  91,227        834  3.71%     $   84,155  $    774   3.70
                  Savings deposits  . . . . . . . . . . . . .         38,479        264  2.78          42,075       293   2.80
                  Time deposits . . . . . . . . . . . . . . .         69,854        962  5.59          70,844     1,029   5.84
                  Notes payable . . . . . . . . . . . . . . .            939         16  6.91           1,062        18   6.82
                  Federal funds purchased . . . . . . . . . .          4,972         70  5.71               0         0   0.00
                  Securities sold under
                    agreement to repurchase . . . . . . . . .          7,231         93  5.22           7,718       101   5.26
                                                                   --------------------------      ---------------------------
                Total interest-bearing liabilities  . . . . .        212,702      2,239  4.27         205,854     2,215   4.33
                                                                   --------------------------      ---------------------------
                Non-interest-bearing liabilities:
                  Demand deposits . . . . . . . . . . . . . .         51,097                           45,881
                  Other . . . . . . . . . . . . . . . . . . .          1,956                            1,863
                                                                   ---------                       ----------
                Total liabilities . . . . . . . . . . . . . .        265,755                          253,598
                                                                   ---------                       ----------
                Stockholders' equity  . . . . . . . . . . . .         36,046                           32,775
                                                                   ---------                       ----------
                TOTAL . . . . . . . . . . . . . . . . . . . .      $ 301,801                       $  286,373
                                                                   =========                       ==========
                Net interest earning and interest rate spread                 $   3,806  4.46%                 $  3,393   4.17%
                                                                              ===============                  ===============
                Net yield on interest-earning assets  . . . .                            5.49%                            5.14%
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

For the quarter ended March 31, 1997, the Company reported taxable-equivalent net interest income of $3,806,000, an increase of $413,000 or 12.2% from the $3,393,000 reported for the quarter ended March 31, 1996. The increase was due to an increase of $437,000 in taxable-equivalent total interest income offset
by an increase of $24,000 in total interest expense.   As a result of the
aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 5.49% for the quarter ended March 31, 1997 (5.40% exclusive of the nonaccrual recoveries) from 5.14% for the quarter ended March 31, 1996.

         The $437,000 improvement in taxable-equivalent net interest income in the first quarter of 1997 was primarily the result of growth in the level of outstanding interest-earning assets, a greater percentage of the Company's interest-earning assets deployed in loans, improvement in the yield on taxable investment securities, and approximately $66,000 in nonaccrual interest recoveries during the period. Total interest-earning assets increased $15,676,000 (5.9%) for the quarter ended March 31, 1997 over the comparable quarter in 1996 mainly due to growth in the Company's loan portfolio. For the quarter ended March 31, 1997, average loans grew to 73.9% of interest-earning
assets from 70.4% for the quarter ended March 31, 1996.   Loans are
historically the Company's highest yielding interest-earning asset. Accordingly, the greater percentage mix of interest-earning assets in loans, at approximately the same yield in both periods, enhanced the Company's first quarter 1997 yield on interest-earning assets. The Company also experienced improvement in the yield on taxable investment securities to 6.11% for the quarter ended March 31, 1997 compared to 5.80% for the first quarter of 1996. This improvement was primarily the result of maturing taxable investment securities upwardly repricing into the current interest-rate environment over the preceding twelve months. As a result of these changes, the Company's consolidated yield on interest-earning assets improved to 8.73% for the first quarter of 1997 from 8.50% for the first quarter of 1996. Exclusive of the nonaccrual interest recoveries, the first quarter 1997 taxable-equivalent yield on interest-earning assets was 8.63%.

         Funding cost remained virtually unchanged from first quarter 1997 and 1996, increasing only $24,000 between the two periods on a proportionately
larger base of interest-bearing liabilities.   The Company's cost of
interest-bearing liabilities increased 1.1% for first quarter 1997 over first quarter 1996 while the level of average outstanding interest-bearing liabilities increased 3.3% over the same period. As a result of these changes, the Company's cost of interest-bearing liabilities decreased to 4.27% for the quarter ended March 31, 1997 from 4.33% for the quarter ended March 31, 1996. The primary reason for this improvement was the rate paid on time deposits declined to 5.59% in first quarter 1997 from 5.84% in first quarter 1996 as higher rate time deposits matured and downwardly repriced over the preceding twelve months.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $30,000 in the first quarter of 1997 to recognize the general growth in the Company's loan portfolio.

OTHER INCOME

         Total other income increased $74,000 or 10.9% for the quarter ended March 31, 1997 compared to the same period in 1996. Improvements of $51,000 in merchant service fees and $25,000 building rent were the primary reasons for the first quarter other income improvements. The Company continued to benefit from volume increases in its customer base, due to continued merchant services business development efforts at State Financial Bank, and the introduction of merchant services at State Financial Bank - Waterford during the first quarter of 1997. Additionally, merchant services income improved as a result of rate adjustments to the Company's existing customer base over the preceding twelve months. The $25,000 improvement in building rent was mainly the result of rental income from an additional property, adjacent to the Company's Hales Corners office, acquired in May, 1996.

OTHER EXPENSES

         Total other expenses increased $229,000 or 9.0% for the three months ended March 31, 1997 compared to the same period in 1996. Salaries and employee benefits increased $56,000, mainly due to annual salary adjustments. Occupancy expenses increased $62,000 primarily due to greater expenses for rent and depreciation in first quarter 1997. Additional rent was incurred in first quarter 1997 as the Company began incurring costs for leasing its new Burlington office of State Financial Bank - Waterford which is expected to open in May, 1997. Depreciation expense increased in first quarter 1997 due to the acquisition of an additional real estate property in second quarter 1996 and the upgrade of the Company's teller equipment during 1996. Data processing expense increased $35,000 due to additional costs incurred at Waterford in first quarter 1997. Waterford previously utilized an in-house and outdated data processing system. In April 1996, Waterford converted to the Company's more sophisticated data services provider at which time the additional costs associated with outsourcing this function commenced. Expenses related to the Company's merchant services program increased $44,000 due to increased volume, resulting from continued growth at State Financial Bank and the program's inception at Waterford at the beginning of 1997, as well as rate adjustments from the Company's service provider. Advertising expense increased $18,000 mainly due to increased television advertising to enhance State Financial Bank's name recognition. Other expenses increased $32,000 primarily due to accruals for correspondent bank service fees and net losses from sales of other real estate. Additional accruals for correspondent bank fees of $24,000 were associated with the reduction in cash balances carried by the Company with correspondent banks. Previously the Company maintained compensating cash balances with its correspondents to offset service fees for account activity. Net losses of $9,000 resulted from the Company's sale of an other real estate property during the first quarter.

INCOME TAXES

         Income taxes for the quarter ended March 31, 1997 increased $86,000 over the first quarter of 1996. The increase in income tax expense was the result of a $226,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's interest income derived from tax-exempt sources between the two periods.


LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $14,700,000 and $21,281,000 at March 31, 1997 and December 31, 1996, respectively.


FORWARD LOOKING STATEMENTS

         When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur included, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and other general economic conditions.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's
level of capital.   The following table sets forth these requirements and the
Company's capital levels and ratios at March 31, 1997, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                                    Regulatory                 Regulatory
                                                                                      Minimum               Well-capitalized
                                                            Actual                  Requirement               Requirement
                                                       ----------------          -----------------         -----------------
                                                                              (dollars in thousands)

                                                       Amount       Percent        Amount    Percent        Amount       Percent
                                                       ------       -------        ------    -------        ------       -------
                Tier 1 leverage                       $34,510         11.5%       $11,999       4.0%       $14,998          5.0%
                Tier 1 risk-based capital              34,510         16.3%         8,487       4.0%        12,731          6.0%

                Risk-based capital                     37,159         17.5%        16,974       8.0%        21,218         10.0%

         The Company is pursuing a policy of continued asset growth which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the definition of a "well-capitalized" institution. The Company seeks to obtain additional capital growth through earnings retention and a conservative dividend policy.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of March 31, 1997, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


           ANNUAL MEETING OF SHAREHOLDERS. On April 23, 1997, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Richard A. Horn and Barbara E. Holz-Weis for three year terms expiring on the date of the annual shareholders' meeting to be held in 2000. The shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997.

SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

     ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Two directors were standing for reelection at the Annual Meeting - Richard A. Horn and Barbara E. Holz-Weis. The vote with respect to the reelection of each was as follows:

RICHARD A. HORN

             3,204,445   total votes were eligible to be cast.
             2,858,190   votes were represented in person or by proxy at the Annual Meeting.
             2,839,482   votes were cast "FOR" the reelection of Mr. Horn
                   -0-   votes were cast "AGAINST" the reelection of Mr. Horn
                18,708   votes abstained or were broker non-votes.



BARBARA E. HOLZ-WEIS


             3,204,445   total votes were eligible to be cast.
             2,858,190   votes were represented in person or by proxy at the Annual Meeting.
             2,850,061   votes were cast "FOR" the reelection of Mrs. Holz-Weis
                   -0-   votes were cast "AGAINST" the reelection of Mrs. Holz-Weis
                 8,129   votes abstained or were broker non-votes.

     RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. Under Wisconsin law, the ratification of the appointment of Ernst & Young LLP as independent auditors would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal.
Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997 was as follows"


             3,204,445   total votes were eligible to be cast.
             2,858,190   votes were represented in person or by proxy at the Annual Meeting.
             2,855,307   votes were cast "FOR" the ratification of the appointment of Ernst & Young LLP as independent auditors.
                 1,728   votes were cast "AGAINST" the ratification of the appointment of Ernst & Young LLP as independent auditors.
                 1,155   votes abstained or were broker non-votes.



ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended March 31, 1997.





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


                                      STATE FINANCIAL SERVICES CORPORATION
                                      ------------------------------------
                                      (Registrant)



Date: May 7, 1997
-----------------
                                      By  /s/ Michael J. Falbo
                                          --------------------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer



Date: May 7, 1997
-----------------                     By  /s/ Michael A. Reindl
                                          --------------------------------------
                                          Michael A. Reindl
                                          Senior Vice President, Controller, and
                                          Chief Financial Officer