Form 10-Q
period 1997-06-30
STATE FINANCIAL SERVICES CORP
filed 1997-08-08
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                               JUNE 30, 1997


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

        As of August 7, 1997, there were 3,224,935 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                   FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                     INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                Page No.
Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996                                                  2

               Consolidated Statements of Income for the
               Three Months ended June 30, 1997 and 1996                                            3

               Consolidated Statements of Income for the
               Six Months ended June 30, 1997 and 1996                                              3

               Consolidated Statements of Cash Flows for the
               Six Months ended June 30, 1997 and 1996                                              4

               Notes to Consolidated Financial Statements                                           5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        7



                                                           PART II - OTHER INFORMATION

Items 1-6                                                                                          16

Signatures                                                                                         17


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  June 30,              December 31,
                                                                                    1997                    1996
                                                                                  --------              ------------
 ASSETS
   Cash and due from banks                                                        $ 13,942,067           $   15,581,811
   Federal funds sold                                                                      -0-                2,599,107
   Other short-term investments                                                      1,500,000                3,100,000
                                                                                 -------------           --------------
   Cash and cash equivalents                                                        15,442,067               21,280,918

 Investment securities
   Held-to-maturity (fair value $25,993,000 - June 30, 1997
       and $31,541,000 - December 31, 1996)                                         25,789,348               31,302,232
   Available for sale (at fair value)                                               45,074,127               37,776,116

   Loans (net of allowance for loan losses of $2,670,162-1997
       and $2,607,579-1996)                                                        207,925,488              199,063,121

   Premises and equipment                                                            4,632,166                4,691,988
   Accrued interest receivable                                                       2,190,137                2,095,839
   Other assets                                                                      4,882,916                5,011,683
                                                                                 -------------           --------------
                                                              TOTAL ASSETS       $ 305,936,249           $  301,221,897
                                                                                 =============           ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Demand                                                                      $  54,130,932            $  55,109,370
     Savings                                                                        60,119,271               61,847,490
     Money market                                                                   64,680,233               68,393,363
     Other time                                                                     81,680,745               69,306,323
                                                                                 -------------           --------------
                                                            TOTAL DEPOSITS         260,611,181              254,656,546

   Notes payable                                                                       931,844                  961,844
   Securities sold under agreements to repurchase                                    4,700,160                2,400,160
   Federal funds purchased                                                             250,000                5,600,000
   Accrued expenses and other liabilities                                              917,501                1,082,479
   Accrued interest payable                                                          1,145,539                  994,324
                                                                                 -------------           --------------
                                                         TOTAL LIABILITIES         268,556,225              265,695,353

 Stockholders' equity:
     Preferred stock, $1 par value; authorized--100,000 shares;
        issued and outstanding--none
     Common stock, $0.10 par value; authorized--10,000,000 shares;
        issued and outstanding--3,223,716 shares in 1997
        and 3,198,253 in 1996                                                          322,372                  319,825
     Capital surplus                                                                28,984,094               28,687,633
     Net unrealized holding gain on securities available for sale                      219,251                   62,728
     Retained earnings                                                               8,265,044                6,932,623
     Less:  Guaranteed ESOP obligation                                                (410,737)                (476,265)
                                                                                 -------------           --------------
                                                TOTAL STOCKHOLDERS' EQUITY          37,380,024               35,526,544
                                                                                 -------------           --------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 305,936,249            $ 301,221,897
                                                                                 =============           ==============


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                        Three months ended June 30,
                                                                                          1997                  1996
                                                                                      ---------            -------------
 INTEREST INCOME:
   Loans, including fees                                                            $ 4,939,373              $ 4,531,394
   Investment securities
     Taxable                                                                            862,186                  818,707
     Tax-exempt                                                                         190,084                  187,869
  Federal funds sold                                                                        508                   60,242
                                                                                    -----------              -----------
                                                     TOTAL INTEREST INCOME            5,992,151                5,598,212
 INTEREST EXPENSE:
   Deposits                                                                           2,197,702                2,052,228
   Notes payable and other borrowings                                                   144,356                  118,214
                                                                                    -----------              -----------
                                                    TOTAL INTEREST EXPENSE            2,342,058                2,170,442
                                                                                    -----------              -----------
                                                       NET INTEREST INCOME            3,650,093                3,427,770

 Provision for loan losses                                                               82,500                   52,500
                                                                                    -----------              -----------
                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES            3,567,593                3,375,270
 OTHER INCOME:
   Service charges on deposit accounts                                                  261,834                  246,681
   Merchant service fees                                                                288,445                  266,671
   Building rent                                                                         77,430                   63,088
   ATM fees                                                                              51,758                   50,094
   Other                                                                                163,544                  142,964
                                                                                    -----------              -----------
                                                        TOTAL OTHER INCOME              843,011                  769,498
 OTHER EXPENSES:
   Salaries and employee benefits                                                     1,239,404                1,176,858
   Net occupancy expense                                                                230,388                  216,104
   Equipment rentals, depreciation and maintenance                                      275,876                  239,387
   Data processing                                                                      185,558                  156,060
   Legal and professional                                                                90,000                   87,476
   Merchant service charges                                                             237,619                  228,090
   ATM charges                                                                           50,884                   51,604
   Postage and courier                                                                   61,792                   64,250
   Advertising                                                                          103,550                   69,375
   Other                                                                                334,434                  335,196
                                                                                    -----------              -----------

                                                      TOTAL OTHER EXPENSES            2,809,505                2,624,400

                                                INCOME BEFORE INCOME TAXES            1,601,099                1,520,368
 Income taxes                                                                           546,070                  517,116
                                                                                    -----------              -----------
                                                                NET INCOME          $ 1,055,029              $ 1,003,252
                                                                                    ===========              ===========

 Net income per common share                                                             $ 0.33                   $ 0.32
 Dividends per common share                                                                0.12                     0.10

 Weighted average common shares outstanding                                           3,179,377                3,141,841


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      Six months ended June 30,
                                                                                      1997                    1996
                                                                                  -------------            -------------
 INTEREST INCOME:
   Loans, including fees                                                             $9,808,208              $ 8,941,635
   Investment securities
     Taxable                                                                          1,720,140                1,586,792
     Tax-exempt                                                                         379,390                  383,506
   Federal funds sold                                                                    12,683                  180,734
                                                                                    -----------              -----------
                                                     TOTAL INTEREST INCOME           11,920,421               11,092,667
 INTEREST EXPENSE:
   Deposits                                                                           4,257,729                4,148,781
   Notes payable and other borrowings                                                   323,329                  237,341
                                                                                    -----------              -----------
                                                    TOTAL INTEREST EXPENSE            4,581,058                4,386,122
                                                                                    -----------              -----------
                                                       NET INTEREST INCOME            7,339,363                6,706,545

 Provision for loan losses                                                              165,000                  105,000
                                                                                    -----------              -----------
                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES            7,174,363                6,601,545
 OTHER INCOME:
   Service charges on deposit accounts                                                  512,727                  491,119
   Merchant service fees                                                                558,905                  486,413
   Building rent                                                                        155,093                  115,580
   ATM fees                                                                              95,329                   91,409
   Other                                                                                271,847                  261,770
                                                                                    -----------              -----------
                                                        TOTAL OTHER INCOME            1,593,901                1,446,291
 OTHER EXPENSES:
   Salaries and employee benefits                                                     2,453,926                2,334,887
   Net occupancy expense                                                                483,404                  433,055
   Equipment rentals, depreciation and maintenance                                      535,716                  473,628
   Data processing                                                                      368,303                  303,618
   Legal and professional                                                               180,213                  191,389
   Merchant service charges                                                             461,126                  407,360
   ATM charges                                                                           97,991                   99,257
   Postage and courier                                                                  122,232                  128,450
   Advertising                                                                          190,175                  138,750
   Other                                                                                685,587                  654,128
                                                                                    -----------              -----------

                                                      TOTAL OTHER EXPENSES            5,578,673                5,164,522

                                                INCOME BEFORE INCOME TAXES            3,189,591                2,883,314
 Income taxes                                                                         1,090,059                  975,072
                                                                                    -----------              -----------
                                                                NET INCOME          $ 2,099,532              $ 1,908,242
                                                                                    ===========              ===========

 Net income per common share                                                             $ 0.66                   $ 0.61
 Dividends per common share                                                                0.24                     0.20

 Weighted average common shares outstanding                                           3,171,030                3,135,799

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                      Six months ended June 30,
                                                                                      1997                      1996
                                                                                   ---------------       --------------
 OPERATING ACTIVITIES
   Net income                                                                       $2,099,532              $ 1,908,242
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                                       165,000                  105,000
       Provision for depreciation                                                      339,725                  307,633
       Amortization of investment security
         premiums and accretion of discounts-net                                        30,404                   95,422
       Amortization of goodwill                                                         75,713                   66,510
       Amortization of branch acquisition premium                                       14,833                   14,833
       Increase in interest receivable                                                 (94,298)                (204,768)
       Increase (decrease) in interest payable                                         151,215                  (92,521)
       Other                                                                          (207,394)              (2,001,653)
                                                                                  ------------              -----------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES           2,574,730                  198,698
 INVESTING ACTIVITIES
   Purchases of investment securities                                                      -0-               (1,344,153)
   Maturities of investment securities                                               5,460,000                4,325,000
   Purchases of securities available for sale                                      (13,615,318)             (13,926,016)
   Maturities of securities available for sale                                       6,576,946                4,287,750
   Net increase in loans                                                            (9,027,367)              (3,776,529)
   Purchases of premises and equipment                                                (279,903)                (357,898)
                                                                                  ------------              -----------
                                     NET CASH USED BY INVESTING ACTIVITIES         (10,885,642)             (10,791,846)
 FINANCING ACTIVITIES
    Increase (decrease) in deposits                                                  5,954,635               (4,249,182)
   Decrease in notes payable                                                           (30,000)                       0
   Decrease in guaranteed ESOP obligation                                               65,528                    48,628
   Net proceeds from securities sold under agreement to repurchase                   2,300,000                 5,050,000
   Decrease in federal funds purchased                                              (5,350,000)                       0
   Cash dividends                                                                     (767,110)                (630,786)
   Issuance of common stock under Dividend Reinvestment Plan                           204,818                        0
   Proceeds from exercise of stock options                                              94,190                  156,432
                                                                                  ------------              -----------
                                 NET CASH PROVIDED BY FINANCING ACTIVITIES           2,472,061                  375,092
                                                                                  ------------              -----------

 DECREASE IN CASH AND CASH EQUIVALENTS                                              (5,838,851)             (10,218,056)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   21,280,918               28,517,922
                                                                                  ------------              -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 15,442,067              $18,299,866
                                                                                  ============              ===========
 Supplemental information:
   Interest paid                                                                   $ 4,429,843              $ 4,478,643
   Income taxes paid                                                                 1,201,000                1,529,525




See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1996.


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

                                              For the Three months ended          For the Six months ended

                                               June 30,         June 30,          June 30,        June 30,
                                                 1997             1996              1997            1996
                                              ------------------------------------------------------------
        Basic earnings per share                 $0.33            $0.32            $0.66            $0.61
        Diluted earnings per share               $0.33            $0.32            $0.65            $0.60


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    At June 30, 1997, total assets were $305,936,000 compared to $301,222,000 at December 31, 1996. Significant sources of funds through the first six months of 1997 were $5,955,000 in deposit growth, $5,839,000 in contraction in cash and cash equivalents, $2,575,000 in cash provided by operating activities, $1,578,000 in net maturities of investment securities and securities available for sale, and $364,000 in additional equity resulting from stock option exercises, additional shares issued under the Company's Dividend Reinvestment Plan and allocation of ESOP shares. Historically, the Company experiences limited deposit growth in the first half of the year as local businesses and municipalities deploy cash reserves into their respective operating cycles. This again was the case in the first six months of 1997, however growth in time deposits offset the contraction in other deposit categories. Time deposit growth during the six months ended June 30, 1997 came primarily from additional deposits attracted from a promotional campaign run at the end of the first quarter and approximately $6,500,000 in large time deposits obtained through a state investment program.

    Consistent loan demand continued to comprise the most significant utilization of the Company's funding sources through the first six months of 1997. For the six months ended June 30, 1997, net loans increased $9,027,000 as the local economic climate continued to produce strong loan demand in the Company's market area. In addition to supporting loan growth, funding sources through the first six months of 1997 were used to reduce the Company's level of federal funds purchased ($5,350,000), purchase fixed assets ($280,000), pay dividends ($767,000), and reduce notes payable ($30,000).


ASSET QUALITY

    At June 30, 1997, non-performing assets were $2,309,000, a $163,000 increase from March 31, 1997. The increase in the level of non-performing assets was due to a $413,000 net increase in non-performing loans offset by a $250,000 reduction in other real estate during the second quarter of 1997. The percentage of non-performing loans to total loans increased to 1.10% and non-performing assets to total assets increased to 0.75% at June 30, 1997 compared to 0.90% and 0.71% for the respective asset quality ratios as of March 31, 1997.

    At June 30, 1997, available information would suggest that additional loans totaling approximately $130,000 would likely be included as nonaccrual, past due or restructured during the third quarter of 1997.

    The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                      Jun. 30      Mar. 31       Dec. 31        Sep. 30       Jun. 30
                                                       1997         1997          1996           1996           1996
                                                      ---------------------------------------------------------------
 Nonaccrual loans ...........................      $     2,275   $     1,881   $     2,363   $     2,867        2,024
 Accruing loans past due 90 days or more ....               34            15            38            20            7
 Restructured loans .........................                0             0             0             0            0
                                                  -------------------------------------------------------------------
 Total non-performing and restructured loans             2,309         1,896         2,401         2,887        2,031
                                                  -------------------------------------------------------------------
 Other real estate owned ....................                0           250           345           379          469
                                                  -------------------------------------------------------------------
 Total non-performing assets ................     $      2,309   $     2,146   $     2,746   $     3,266        2,500
                                                  ===================================================================
 Ratios:
   Non-performing loans to total loans ......             1.10%         0.90%         1.19%         1.48%        1.07%
   Allowance to non-performing loans ........           115.64        141.30        108.62         94.80       135.26
   Non-performing assets to total assets ....             0.75          0.71          0.91          1.11         0.87
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

ALLOWANCE FOR LOAN LOSSES

    Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 1997, the Allowance was $2,670,000, an increase of $62,000 from the balance at December 31, 1996. This increase was due to loan loss provisions exceeding net charge-offs through the first six months of 1997. The Company increased its level of loan loss provisions $60,000 in 1997 to recognize the general increase in the size of its loan portfolio.

    The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.27% at June 30, 1997 compared to 1.29% at December 31, 1996. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 1997.

    The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                                       Six months
                                                                          ended                 Year ended
                                                                      June 30, 1997           Dec. 31, 1996
                                                                      -------------------------------------
            Balance at beginning of period ......................      $        2,608          $       2,711
            Charge-offs:
               Commercial .......................................                  45                    122
               Real estate ......................................                   0                    100
               Installment ......................................                  44                     46
               Other ............................................                  64                    117
                                                                       -------------------------------------
               Total charge-offs ................................                 153                    385
                                                                       -------------------------------------
            Recoveries:
               Commercial .......................................                   2                     19
               Real estate ......................................                  29                      2
               Installment ......................................                   9                     26
               Other ............................................                  10                     25
                                                                       -------------------------------------
               Total recoveries .................................                  50                     72
                                                                       -------------------------------------
            Net charge-offs                                                       103                    313
            Additions charged to operations .....................                 165                    210
                                                                       -------------------------------------

            Balance at end of period ............................      $        2,670          $       2,608
                                                                       =====================================
            Ratios:
               Net charge-offs to
                 average loans outstanding(1) ....................               0.10%                  0.16%
              Net charge-offs to total allowance(1) ..............               7.71                  12.00
              Allowance to period end
                 loans outstanding ..............................                1.27                   1.29
                                                                       =====================================


         1.      Annualized

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

GENERAL

         For the quarter ended June 30, 1997, the Company reported net income of $1,055,000, an increase of $52,000 or 5.2% from the $1,003,000 reported for the quarter ended June 30, 1996. Improvements in the Company's second quarter operating performance resulted from improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 1997 and June 30, 1996 (dollars in thousands):

                                                                1997                             1996
                                                       ----------------------------------------------------------
                                                       Average            Yield/       Average             Yield/
                                                       Balance  Interest   Rate(4)     Balance   Interest  Rate(4)
                                                       ----------------------------------------------------------
  ASSETS
  Interest-earning assets:
    Loans (1,2,3) ...................................  $  209,982  $   4,960  9.47%     $  189,516  $  4,546  9.65 %
    Taxable investment securities ...................      56,259        862  6.15          57,307       819  5.75
    Tax-exempt investment securities (3) ............      15,387        288  7.51          15,385       285  7.45
    Federal funds sold ..............................           3          0  5.25           4,482        60  5.38
                                                       -----------------------------------------------------------
  Total interest-earning assets .....................     281,631      6,110  8.70         266,690     5,710  8.61
  Non-interest-earning assets:
    Cash and due from banks .........................      11,906                           11,601
    Premises and equipment, net .....................       4,580                            4,936
    Other assets ....................................       7,120                            5,978
  Less: Allowance for loan losses ...................      (2,663)                          (2,767)
                                                      -----------                       ----------
 TOTAL                                                $   302,574                       $  286,438
                                                      ===========                       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    NOW and money market accounts ...................  $   85,886        835  3.90      $   82,477       750  3.66
    Savings deposits ................................      38,611        267  2.77          42,716       295  2.78
    Time deposits ...................................      77,449      1,096  5.67          70,957     1,008  5.71
    Notes payable ...................................         932         16  6.89           1,062        18  6.82
    Federal funds purchased .........................       2,136         32  6.01               0         0  0.00
    Securities sold under
      agreement to repurchase .......................       7,354         96  5.24           7,451       100  5.40
                                                       -----------------------------------------------------------
  Total interest-bearing liabilities ................     212,368      2,342  4.42         204,663     2,171  4.26
                                                       -----------------------------------------------------------
  Non-interest-bearing liabilities:
    Demand deposits .................................      51,495                           46,812
    Other ...........................................       1,805                            1,295
                                                      -----------                       ----------
  Total liabilities .................................     265,668                          252,770
                                                      -----------                       ----------
  Stockholders' equity ..............................      36,906                           33,668
                                                      -----------                       ----------
  TOTAL .............................................  $  302,574                       $  286,438
                                                      ===========                       ==========
  Net interest earning and interest rate spread                    $   3,768  4.28%                 $  3,539  4.35 %
                                                                   ===============                  ==============

  Net yield on interest-earning assets                                        5.37%                           5.34 %
                                                                              ====                            ====

----------------------------
1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4.       Annualized

 For the quarter ended June 30, 1997, the Company reported taxable-equivalent net interest income of $3,768,000, an increase of $229,000 or 6.5% from the $3,539,000 reported for the quarter ended June 30, 1996. The increase was due to an increase of $400,000 in taxable-equivalent total interest income offset
by an increase of $171,000 in total interest expense.   As a result of the
aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 5.37% for the quarter ended June 30, 1997 from 5.34% for the quarter ended June 30, 1996.

 Taxable-equivalent total interest income improved $400,000 in the second quarter of 1997 mainly due to growth in the level of average outstanding interest-earning assets, a greater percentage of the Company's interest-earning assets deployed in loans, and improvements in investment securities yields between second quarter 1996 and second quarter 1997. Total average interest-earning assets increased $14,941,000 (5.6%) for the quarter ended June 30, 1997 over the comparable quarter in 1996 mainly due to growth in average deposits between the two periods providing an additional source of funds. A greater percentage of the Company's assets deployed in loans also benefitted the second quarter 1997 yield on interest-earning assets. For the quarter ended June 30, 1997, average loans grew to 74.6% of interest-earning assets
from 71.1% for the quarter ended June 30, 1996.   Loans are historically the
Company's highest yielding interest-earning asset. Accordingly, the greater percentage mix of interest-earning assets in loans enhanced the Company's second quarter 1997 yield on interest-earning assets. This increase in the volume and change in composition of the Company's average interest-earning assets represented approximately $334,000 of the increase in taxable-equivalent total interest income for the second quarter of 1997. The Company also experienced improvement in the yields on taxable investment securities to 6.15% and tax-exempt investment securities to 7.51% for the quarter ended June 30, 1997 compared to 5.75% and 7.45% respectively for the second quarter of 1996. These investment yield improvements were primarily the result of maturing investment securities upwardly repricing into the current interest-rate environment over the preceding twelve months. These rate improvements accounted for approximately $65,000 of the second quarter 1997 increase in taxable-equivalent total interest income and improved the Company's consolidated yield on interest-earning assets to 8.70% for the second quarter of 1997 from 8.61% for the second quarter of 1996.

 Funding costs increased $171,000 in the second quarter of 1997 due to growth in the average level of interest-bearing liabilities, an increased percentage of interest-bearing liabilities in time deposits, and higher rates paid on money market balances compared to the second quarter 1996. Average interest-bearing liabilities increased $7,705,000 (3.8%) between second quarter 1997 and 1996 due to time deposit growth between the two periods. As a result of this growth, time deposits, historically the Company's highest deposit funding cost, comprised a greater percentage of average interest-bearing liabilities during the quarter ended June 30, 1997. Time deposits averaged 36.5% of interest-bearing liabilities during second quarter 1997 compared to 34.7% during second quarter 1996. The increased volume and changed composition of the Company's interest-bearing liabilities combined to account for approximately $126,000 of the second quarter 1997 increased funding cost. In addition to these volume and composition changes, the Company's overall funding cost increased in the second quarter mainly due to higher costs associated with
money market accounts for second quarter 1997.   The average cost of NOW and
money market accounts increased to 3.90% in the second quarter of 1997 compared to second quarter 1996's funding cost for these deposits of 3.66%. The Company's single largest money market account product is the Money Market Index Account, the rate on which is priced to the IBC average seven day yield on taxable money funds. The general increase in market interest rates during the second quarter of 1997 resulted in an increase in the rate paid on this deposit product during the period. The Company's second quarter 1997 funding costs increased approximately $45,000 due to rate changes, virtually all of which was related to the increased rates on money market accounts. The aforementioned changes resulted in the Company's cost of funds on interest-bearing liabilities increasing to 4.42% for the quarter ended June 30, 1997 from 4.26% for the comparable period in 1996. An increase in the percentage of non-interest bearing funding sources, primarily demand deposits and capital, neutralized the increased funding cost in other areas and resulted in State's taxable-equivalent net interest margin improving to 5.37% in second quarter 1997 from 5.34% in second quarter 1996.

PROVISION FOR LOAN LOSSES

 The Company's provision for loan losses was $30,000 greater in second quarter 1997 compared to second quarter 1996 to recognize the general growth in the Company's loan portfolio.

OTHER INCOME

 Total other income increased $74,000 or 9.6% for the quarter ended June 30, 1997 compared to the same period in 1996. Exclusive of the one time recognition of approximately $32,000 in accumulated dividends on corporate owned life insurance in second quarter 1996, other income improved $106,000 in second quarter 1997. Improvements of $44,000 in gains on mortgage origination sales, $22,000 in merchant service fees $15,000 in service charge income, $14,000 in building rent, and $8,000 in investment services commissions were the significant reasons for the second quarter improvement in other income. Increased gains from mortgage origination sales were the result of growth and development of the Company's newest subsidiary, State Financial Mortgage Company which commenced operation at the end of 1996. Merchant services, the fees the Company charges merchants to process credit card payments, continued to increase as a result of rate adjustments and volume increases over the preceding twelve months, continued business development efforts at State Financial Bank, and the introduction of merchant services at State Financial Bank - Waterford. The improvement in service charge income during second quarter 1997 was primarily the result of an increased volume of checks returned for insufficient funds and the fees resulting therefrom. Building rent income increased from the Company's acquisition of an additional property in May, 1996. Increases in investment services commissions resulted mainly from the Company's continued development of this service.

OTHER EXPENSES

 Total other expenses increased $185,000 or 7.1% for the three months ended June 30, 1997 compared to the same period in 1996. Salaries and employee benefits increased $63,000, mainly due to annual salary adjustments and additional personnel related to the new Burlington office of State Financial Bank - Waterford. Occupancy expenses increased $51,000 primarily due to greater expenses for rent and depreciation in second quarter 1997. Rent expense increased in second quarter 1997 due to the additional office location in Burlington. Depreciation expense increased in second quarter 1997 due to the acquisition of an additional real estate property at May 31, 1996 and the upgrade of the Company's teller equipment during 1996. Data processing expense increased $29,000 due to additional costs incurred at Waterford in second quarter 1997. Waterford previously utilized an in-house and outdated data processing system. In April 1996, Waterford converted to the Company's more sophisticated data services provider at which time the additional costs associated with outsourcing this function commenced. Expenses related to the Company's merchant services program increased $10,000 due to increased volume, resulting from continued growth at State Financial Bank and the program's inception at Waterford at the beginning of 1997, as well as rate adjustments from the Company's service provider. Advertising expense increased $34,000 mainly due to increased television advertising to enhance State Financial Bank's name recognition and promotions related to opening the Burlington office.

INCOME TAXES

 Income taxes for the quarter ended June 30, 1997 increased $29,000 over the second quarter of 1996. The increase in income tax expense was mainly due to a $81,000 increase in the Company's income before income taxes between second quarter 1996 and second quarter 1997.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATION - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND
1996

GENERAL

 For the six months ended June 30, 1997, the Company reported net income of $2,100,000, an increase of $192,000 or 10.0% from the $1,908,000 reported for the six months ended June 30, 1996. Improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions, were the primary reasons the Company showed improved operating performance through the first six months of 1997.

NET INTEREST INCOME

 The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 1997 and June 30, 1996 (dollars in thousands):

                                                             1997                             1996
                                                   ----------------------------------------------------------
                                                   Average            Yield/       Average             Yield/
                                                   Balance  Interest   Rate(4)     Balance   Interest  Rate(4)
                                                   ----------------------------------------------------------
 ASSETS
 Interest-earning assets:
   Loans (1,2,3) .........................         $  208,846  $   9,848  9.51%     $  188,196  $  8,969  9.58 %
   Taxable investment securities .........             56,591      1,720  6.13          55,025     1,587  5.80
   Tax-exempt investment securities (3) ..             15,397        575  7.53          15,716       581  7.43
   Federal funds sold ....................                467         13  5.48           6,771       181  5.38
                                                   -----------------------------------------------------------
 Total interest-earning assets ...........            281,301     12,156  8.71         265,708    11,318  8.57
 Non-interest-earning assets:
   Cash and due from banks ...............             11,554                           12,838
   Premises and equipment, net ...........              4,619                            4,907
   Other assets ..........................              7,225                            5,691
 Less: Allowance for loan losses .........             (2,636)                          (2,748)
                                                   ----------                       ----------
 TOTAL                                             $  302,063                       $  286,396
                                                   ==========                       ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
   NOW and money market accounts .........         $   88,418      1,670  3.81      $   83,316     1,524  3.68
   Savings deposits ......................             38,545        530  2.77          42,395       588  2.79
   Time deposits .........................             73,673      2,058  5.63          70,901     2,037  5.78
   Notes payable .........................                935         32  6.90           1,062        36  6.82
   Federal funds purchased ...............              3,546        102  5.80               0         0  0.00
   Securities sold under .................
    agreement to repurchase ..............              7,293        190  5.25           7,585       201  5.33
                                                   -----------------------------------------------------------
 Total interest-bearing liabilities ......            212,410      4,582  4.35         205,259     4,386  4.30
                                                   -----------------------------------------------------------

 Non-interest-bearing liabilities:
   Demand deposits .......................             51,303                           46,333
   Other .................................              1,867                            1,584
                                                   ----------                       ----------
 Total liabilities .......................            265,580                          253,176
                                                   ----------                       ----------
 Stockholders' equity ....................             36,483                           33,220
                                                   ----------                       ----------
 TOTAL ...................................         $  302,063                       $  286,396
                                                   ==========                       ==========
 Net interest earning and interest rate spread                 $   7,574  4.36%                 $  6,932  4.27 %
                                                               ===============                  ==============

 Net yield on interest-earning assets ....                                5.43%                           5.25 %
                                                                          ====                            ====

---------------------------
    1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
    2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
    3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
    4.       Annualized

 The Company reported taxable-equivalent net interest income of $7,574,000 for the six months ended June 30, 1997, an increase of $642,000 or 9.3% from the $6,932,000 reported for the six months ended June 30, 1996. The increase was due to a $838,000 increase in taxable-equivalent total interest income offset
by a $196,000 increase in total interest expense.   As a result of the
aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 5.43% for the six months ended June 30, 1997 from 5.25% for the six months ended June 30, 1996.

 The $838,000 year-to-date improvement in taxable-equivalent total interest income through the first six months of 1997 was primarily due to growth in the level of outstanding interest-earning assets, a greater percentage of the Company's interest-earning assets deployed in loans, and yield improvements on investment securities as compared to the first six months of 1996. For the six months ended June 30, 1997, average interest-earning assets increased $15,593,000 (5.9%) due to growth in average deposits, federal funds purchased, and shareholders equity (retained earnings) as compared to the six months ended June 30, 1996. A greater percentage of the Company's average interest-earning assets deployed in loans also benefitted the year-to-date 1997 yield on interest-earning assets. For the six months ended June 30, 1997, average loans grew to 74.2% of interest-earning assets from 70.8% for the six months ended June 30, 1996. As a result of the volume increases and composition changes in the Company's average interest-earning assets, taxable-equivalent total interest income increased approximately $687,000 for the six months ended June 30, 1997 as compared to the same period in 1996. The Company also experienced improvement in the yields on taxable investment securities to 6.13% and tax-exempt investment securities to 7.53% for the six months ended June 30, 1997 compared to 5.80% and 7.43% respectively for the first six months of 1996. These investment yield improvements were primarily the result of maturing investment securities upwardly repricing into the current interest-rate environment over the preceding twelve months. These rate improvements, combined with approximately $66,000 in nonaccrual loan interest recoveries in the first quarter of 1997 accounted for approximately $149,000 of the year-to-date 1997 increase in taxable-equivalent total interest income and improved the Company's consolidated yield on interest-earning assets to 8.71% for the six months ended June 30, 1997 from 8.57% for the six months ended June 30, 1996.

 On a year-to-date basis, the Company's funding costs increased $195,000 in 1997 as compared to 1996, mainly due to growth in the average level of interest-bearing liabilities. Year-to-date average interest-bearing liabilities increased $7,151,000 (3.5%) between 1997 and 1996 due to growth in NOW and money market accounts, time deposits, and federal funds purchased between the two periods. Additionally, time deposits and federal funds purchased, historically the Company's highest costs of funds, increased to 36.4% of average interest-bearing liabilities in 1997 from 34.5% in 1996. The increased volume and changed composition of the Company's interest-bearing liabilities combined to account for approximately $153,000 of the year-to-date
increase in interest expense through the first six months of 1997.   In
addition to these volume and composition changes, higher rates paid on money market accounts also increased the Company's cost of funds during the first six months of 1997. The year-to-date average cost of NOW and money market accounts increased to 3.81% in 1997 from 3.68% in 1996 and accounted for the majority of the Company's $42,000 in increased funding cost attributable to interest rate
changes through the first six months of 1997.   The aforementioned changes
resulted in the Company's cost of funds on interest-bearing liabilities increasing to 4.35% for the six months ended June 30, 1997 from 4.30% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES

 The Company increased the provision for loan losses $60,000 in the first six months of 1997 as compared to the first six months of 1996 to recognize the general growth in its loan portfolio over the preceding twelve months.

OTHER INCOME

 Total other income increased $148,000 or 10.2% for the six months ended June
30, 1997 compared to the same period in 1996.    Improvements of $48,000 in
gains on mortgage origination sales, $72,000 in merchant service fees $22,000 in service charge income, and $40,000 in building rent were the significant areas of other income improvement. Gains from mortgage origination sales improved due to development of the Company's newest subsidiary, State Financial Mortgage Company which commenced operation at the end of 1996. Year-to-date merchant services increased as a result of rate adjustments and volume increases over the preceding twelve months, continued business development efforts at State Financial Bank, and the introduction of merchant services at Waterford. Service charge income improved during the first six months of 1997 mainly due to an increased volume of checks returned for insufficient funds and the fees resulting therefrom. Building rent income increased as a result of the Company's acquisition of an additional property in May, 1996.


OTHER EXPENSES

 For the six months ended June 30, 1997, total other expenses increased $414,000 or 8.0% as compared to the same period in 1996. Salaries and employee benefits increased $119,000, mainly due to annual salary adjustments and additional personnel related to the new Burlington office of State Financial Bank - Waterford. Occupancy expenses increased $112,000 primarily due to greater expenses for rent and depreciation in the first half of 1997. Additional rent expense was related to the January 1, 1997 inception of the new Burlington office lease. Increases in depreciation expense through the first six months of 1997 were mainly associated with to the acquisition of an additional real estate property in second quarter 1996 and the upgrade of the Company's teller equipment during 1996. Data processing expense increased $65,000 due to additional costs incurred at Waterford resulting from the bank's conversion in April 1996 to the Company's more sophisticated data services provider at which time the additional costs associated with outsourcing this function commenced. Expenses related to the Company's merchant services program increased $54,000 due to increased volume resulting from continued growth at State Financial Bank and the program's inception at Waterford at the beginning of 1997, as well as rate adjustments from the Company's service provider. Advertising expense increased $51,000 mainly due to increased television advertising to enhance State Financial Bank's name recognition and promotion of the new Burlington office. Other expenses increased $31,000 primarily due to accruals for correspondent bank service fees and net losses from sales of other real estate in the first quarter of 1997.

INCOME TAXES

 Income taxes for the six months ended June 30, 1997 increased $115,000 compared to the six months ended June 30, 1996. The increase in income tax expense was the result of a $306,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's interest income derived from tax-exempt sources, between the two periods.


LIQUIDITY

 Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers' needs. The Company had liquid assets of $15,442,000 and $21,281,000 at June 30, 1997 and December 31, 1996,
respectively.


FORWARD LOOKING STATEMENTS

 When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur included, but are not limited to, changes in interest rates, local market competition, levels of consumer bankruptcies, customer loan and deposit preferences, regulation, and other general economic conditions.

CAPITAL RESOURCES

 There are certain regulatory constraints which affect the Company's level of
capital.   The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 1997, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                     Regulatory                 Regulatory
                                                                       Minimum               Well-capitalized
                                            Actual                   Requirement               Requirement
                                       ----------------           -----------------         -----------------
                                                               (dollars in thousands)
                                        Amount       Percent        Amount    Percent        Amount       Percent
                                        ------       -------        ------    -------        ------       -------
 Tier 1 leverage                        35,376         11.8%        12,032       4.0%        15,039          5.0%

 Tier 1 risk-based capital              35,376         16.6%         8,538       4.0%        12,806          6.0%

 Risk-based capital                     38,042         17.8%        17,075       8.0%        21,344         10.0%




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





           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of June 30, 1997, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended June 30, 1997.





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


                                  STATE FINANCIAL SERVICES CORPORATION
                                  (Registrant)



Date: August 7, 1997
     ---------------
                                  By  /s/ Michael J. Falbo
                                    ---------------------------------------
                                      Michael J. Falbo
                                      President and Chief Executive Officer



Date: August 7, 1997
     ---------------

                                  By  /s/ Michael A. Reindl
                                    ---------------------------------------
                                      Michael A. Reindl
                                      Senior Vice President, Controller, and
                                      Chief Financial Officer