Form 10-Q
period 1997-09-30
STATE FINANCIAL SERVICES CORP
filed 1997-11-05
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                       SEPTEMBER 30, 1997

Commission file number                                       0-18166


                      STATE FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           WISCONSIN                                      39-1489983
-------------------------------            ------------------------------------
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

     As of November 5, 1997, there were 3,225,008 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                  FORM 10-Q

                    STATE FINANCIAL SERVICES CORPORATION

                                    INDEX


                       PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996                     2

               Consolidated Statements of Income for the
               Three Months ended September 30, 1997 and 1996               3

               Consolidated Statements of Income for the
               Nine Months ended September 30, 1997 and 1996                4

               Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 1997 and 1996                5

               Notes to Consolidated Financial Statements                   6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7




                         PART II - OTHER INFORMATION


Items 1-6                                                                  17

Signatures                                                                 18

      PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   September 30,   December 31,
                                                                       1997            1996
                                                                   -------------   -------------
ASSETS
 Cash and due from banks                                           $  18,995,359   $  15,581,811
 Federal funds sold                                                      173,804       2,599,107
 Other short-term investments                                            500,000       3,100,000
                                                                   -------------   -------------
 Cash and cash equivalents                                            19,669,162      21,280,918
Investment securities
 Held-to-maturity (fair value $24,295,000 - September 30, 1997
   and $31,541,000 - December 31, 1996)                               24,081,679      31,302,232
 Available for sale (at fair value)                                   47,269,606      37,776,116

Loans (net of allowance for loan losses of $2,707,988-1997
  and $2,607,579-1996)                                               209,035,823     199,063,121

 Premises and equipment                                                4,864,978       4,691,988
 Accrued interest receivable                                           2,247,745       2,095,839
 Other assets                                                          4,720,879       5,011,683
                                                                   -------------   -------------
                                                     TOTAL ASSETS  $ 311,889,872   $ 301,221,897
                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand                                                             $54,087,909     $55,109,370
  Savings                                                             59,986,539      61,847,490
  Money market                                                        74,452,161      68,393,363
  Other time                                                          79,440,567      69,306,323
                                                                   -------------   -------------
                                                   TOTAL DEPOSITS    267,967,176     254,656,546

 Notes payable                                                               -0-         961,844
 Securities sold under agreements to repurchase                        3,700,160       2,400,160
 Federal funds purchased                                                     -0-       5,600,000
 Accrued expenses and other liabilities                                1,552,059       1,082,479
 Accrued interest payable                                              1,338,087         994,324
                                                                   -------------   -------------
                                                TOTAL LIABILITIES    274,557,482     265,695,353
Stockholders' equity:
 Preferred stock, $1 par value; authorized--100,000 shares;
  issued and outstanding--none
 Common stock, $0.10 par value; authorized--10,000,000 shares;
  issued and outstanding--3,224,935  shares in 1997
  and 3,198,253 in 1996                                                  322,493         319,825
 Capital surplus                                                      28,993,489      28,687,633
 Net unrealized holding gain on securities available for sale            537,585          62,728
 Retained earnings                                                     8,958,310       6,932,623
 Less:  Guaranteed ESOP obligation                                    (1,479,487)       (476,265)
                                                                   -------------   -------------
                                       TOTAL STOCKHOLDERS' EQUITY     37,332,390      35,526,544
                                                                   -------------   -------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 311,889,872   $ 301,221,897
                                                                   =============   =============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three months ended September 30,
                                                            1997                  1996
                                                         ----------            ----------
INTEREST INCOME:
 Loans, including fees                                   $4,963,805            $4,523,880
 Investment securities
  Taxable                                                   849,024               838,968
  Tax-exempt                                                205,675               187,092
 Federal funds sold                                          30,927                35,231
                                                         ----------            ----------
                                 TOTAL INTEREST INCOME    6,049,431             5,585,171

INTEREST EXPENSE:
 Deposits                                                 2,352,856             2,097,964
 Notes payable and other borrowings                          71,380                90,697
                                                         ----------            ----------
                                TOTAL INTEREST EXPENSE    2,424,236             2,188,661
                                   NET INTEREST INCOME    3,625,195             3,396,510
Provision for loan losses                                    82,500                52,500
                                                         ----------            ----------
                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES    3,542,695             3,344,010
OTHER INCOME:
 Service charges on deposit accounts                        264,368               248,747
 Merchant service fees                                      296,646               273,590
 Building rent                                               77,684                86,505
 ATM fees                                                    60,639                53,114
 Other                                                      185,797               152,117
                                                         ----------            ----------
                                    TOTAL OTHER INCOME      885,134               814,073
OTHER EXPENSES:
 Salaries and employee benefits                           1,230,988             1,138,407
 Net occupancy expense                                      231,496               216,040
 Equipment rentals, depreciation and maintenance            277,557               272,315
 Data processing                                            197,634               170,049
 Legal and professional                                      91,277                74,724
 Merchant service charges                                   232,796               228,265
 ATM charges                                                 52,393                52,514
 Postage and courier                                         73,702                63,784
 Advertising                                                 97,525                69,425
 Other                                                      326,589               414,583
                                                         ----------            ----------
                                  TOTAL OTHER EXPENSES    2,811,957             2,700,106

                            INCOME BEFORE INCOME TAXES    1,615,872             1,457,977
Income taxes                                                546,710               488,866
                                                         ----------            ----------
                                            NET INCOME   $1,069,162            $  969,111
                                                         ==========            ==========
Net income per common share                                   $0.34                 $0.31
Dividends per common share                                     0.12                  0.10

Weighted average common shares outstanding                3,137,487             3,146,454

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Nine months ended September 30,
                                                           1997                1996
                                                        -----------         -----------
INTEREST INCOME:
 Loans, including fees
 Investment securities                                  $14,772,013         $13,465,515
   Taxable                                                2,569,164           2,425,760
   Tax-exempt                                               585,065             570,598
 Federal funds sold                                          43,610             215,965
                                                        -----------         -----------
                                 TOTAL INTEREST INCOME   17,969,852          16,677,838
INTEREST EXPENSE:
 Deposits                                                 6,610,585           6,246,745
 Notes payable and other borrowings                         394,709             328,038
                                                        -----------         -----------
                                TOTAL INTEREST EXPENSE    7,005,294           6,574,783
                                                        -----------         -----------
                                   NET INTEREST INCOME   10,964,558          10,103,055
Provision for loan losses                                   247,500             157,500
                                                        -----------         -----------
                             NET INTEREST INCOME AFTER
                             PROVISION FOR LOAN LOSSES   10,717,058           9,945,555
OTHER INCOME:
 Service charges on deposit accounts                        777,095             739,866
 Merchant service fees                                      855,551             760,003
 Building rent                                              232,777             202,085
 ATM fees                                                   155,968             144,523
 Other                                                      457,644             413,887
                                                        -----------         -----------
                                    TOTAL OTHER INCOME    2,479,035           2,260,364

OTHER EXPENSES:
 Salaries and employee benefits                           3,684,914           3,473,294
 Net occupancy expense                                      714,900             649,095
 Equipment rentals, depreciation and maintenance            813,273             745,943
 Data processing                                            565,937             473,667
 Legal and professional                                     271,490             266,113
 Merchant service charges                                   693,922             635,625
 ATM charges                                                150,384             151,771
 Postage and courier                                        195,934             192,234
 Advertising                                                287,700             208,175
 Other                                                    1,012,176           1,068,711
                                                        -----------         -----------
                                  TOTAL OTHER EXPENSES    8,390,630           7,864,628

                            INCOME BEFORE INCOME TAXES    4,805,463           4,341,291
Income taxes                                              1,636,769           1,463,938
                                                        -----------         -----------
                                            NET INCOME  $ 3,168,694         $ 2,877,353
                                                        ===========         ===========
Net income per common share                                   $1.00               $0.92
Dividends per common share                                     0.36                0.30

Weighted average common shares outstanding                3,159,698           3,139,376

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                     Nine months ended September 30,
                                                                          1997               1996
                                                                      -----------        -----------
OPERATING ACTIVITIES
 Net income                                                           $ 3,168,694        $ 2,877,353
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                              247,500            157,500
   Provision for depreciation                                             525,089            484,992
   Amortization of investment security
    premiums and accretion of discounts-net                                28,895            132,639
   Amortization of goodwill                                               113,569             99,766
   Amortization of branch acquisition premium                              22,249             22,249
   Increase in interest receivable                                       (151,906)          (103,844)
   Increase (decrease) in interest payable                                343,763            (96,783)
   Other                                                                  379,938         (1,422,702)
                                                                      -----------        -----------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES    4,677,791          2,151,170

INVESTING ACTIVITIES
 Purchases of investment securities                                           -0-         (1,344,153)
 Maturities of investment securities                                    7,150,000         10,350,000
 Purchases of securities available for sale                           (23,860,010)       (22,000,407)
 Maturities of securities available for sale                           15,127,663          7,073,325
 Net increase in loans                                                (10,220,202)        (9,319,436)
 Purchases of premises and equipment                                     (698,079)          (590,743)
                                                                      -----------        -----------
                               NET CASH USED BY INVESTING ACTIVITIES  (12,500,628)       (15,831,414)

FINANCING ACTIVITIES
 Increase (decrease) in deposits                                       13,310,630          4,712,106
 Decrease in notes payable                                               (961,844)          (100,000)
 Increase (decrease) in guaranteed ESOP obligation                     (1,003,222)            48,628
 Net proceeds from securities sold under agreement to repurchase        1,300,000           (950,000)
 Increase (decrease) in federal funds purchased                        (5,600,000)         2,450,000
 Cash dividends                                                        (1,143,007)          (945,486)
 Issuance of common stock under Dividend Reinvestment Plan                204,818                  0
 Proceeds from exercise of stock options                                  103,706            164,796
                                                                      -----------        -----------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES    6,211,081          5,380,044
                                                                      -----------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,611,756)        (8,300,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       21,280,918         28,517,922
                                                                      -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $19,669,162        $20,217,722
                                                                      ===========        ===========
Supplemental information:
 Interest paid                                                        $ 6,661,531        $ 6,671,566
 Income taxes paid                                                      1,760,251          1,796,275

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1996.


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


                               For the Three months ended   For the Nine months
                                                                    ended
                                Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                  1997        1996           1997       1996
                                ---------   -----------------------    ---------
    Basic earnings per share      $0.34       $0.31         $1.00        $0.92
    Diluted earnings per share    $0.34       $0.30         $0.99        $0.91

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

     At September 30, 1997, total assets were $311,890,000 compared to $301,222,000 at December 31, 1996. Significant sources of funds through the first nine months of 1997 were $13,311,000 in deposit growth, $4,678,000 in cash provided by operating activities, $1,612,000 in contraction in cash and cash equivalents, $1,300,000 in net proceeds from securities sold under repurchase agreements, and $308,000 in additional equity resulting from stock option exercises and additional shares issued under the Company's Dividend Reinvestment Plan. Deposit growth came primarily in time deposits and money market balances. For the nine months ended September 30, 1997, total time deposits increased $10,134,000 which came mainly from additional deposits attracted through a promotional campaign run at the end of the first quarter and approximately $4,200,000 in large time deposits obtained through a state investment program. Additionally, money market balances increased $6,059,000 for the nine months ended September 30, 1997. Virtually all of this increase came in the third quarter as local business and municipalities experience cyclical build-up of cash reserves and have deployed more of their residual balances in interest-bearing money market products. The increases in time deposits and money market balances were offset by declines of $1,021,000 and $1,861,000 in demand and savings balances, respectively.

     Consistent loan demand continued to comprise the most significant utilization of the Company's funding sources through the first nine months of 1997. For the nine months ended September 30, 1997, net loans increased $10,220,000 as the local economic climate continued to produce strong loan demand in the Company's market area. In addition to supporting loan growth, funding sources through the first nine months of 1997 were used to reduce the Company's level of federal funds purchased ($5,600,000), fund the net increase in investment securities and securities available for sale ($1,582,000), pay dividends ($1,143,000), fund the net increase in guaranteed ESOP obligations ($1,003,000), reduce notes payable ($962,000), and purchase fixed assets
($698,000).   Guaranteed ESOP obligations increased in the third quarter of
1997 as the Company acquired an additional 50,000 shares for the plan in July, 1997. The reduction in notes payable represented the final maturity of the installment notes issued in the Company's 1995 acquisition of the former Waterford Bancshares, Inc. Fixed asset purchases were mainly related to the opening of the State Financial Bank - Waterford's Burlington office.


ASSET QUALITY

     At September 30, 1997, non-performing assets were $2,023,000, a $286,000 decrease from June 30, 1997. The decrease in the level of non-performing assets was due to a $301,000 net decrease in non-performing loans offset by an additional $15,000 in other real estate during the third quarter of 1997. The percentage of non-performing loans to total loans decreased to 0.95% and non-performing assets to total assets decreased to 0.65% at September 30, 1997 compared to 1.10% and 0.75% for the respective asset quality ratios as of June 30, 1997.








            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).




                                                  Sep. 30            Jun. 30            Mar. 31            Dec. 31       Sep. 30
                                                     1997               1997               1997               1996          1996
                                               ---------------------------------------------------------------------------------
Nonaccrual loans ............................. $    1,981         $    2,275         $    1,881         $    2,363         2,867
Accruing loans past due 90 days or more ......         27                 34                 15                 38            20
Restructured loans............................          0                  0                  0                  0             0
                                               ---------------------------------------------------------------------------------
Total non-performing and restructured loans...      2,008              2,309              1,896              2,401         2,887
                                               ---------------------------------------------------------------------------------
Other real estate owned ......................         15                  0                250                345           379
                                               ---------------------------------------------------------------------------------
Total non-performing assets................... $    2,023         $    2,309         $    2,146         $    2,746         3,266
                                               =================================================================================
Ratios:
 Non-performing loans to total loans .........       0.95%              1.10%              0.90%              1.19%         1.48%
 Allowance to non-performing loans ...........     134.86             115.64             141.30             108.62         94.80
 Non-performing assets to total assets .......       0.65               0.75               0.71               0.91          1.11
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

ALLOWANCE FOR LOAN LOSSES

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 1997, the Allowance was $2,708,000, an increase of $100,000 from the balance at December 31, 1996. This increase was due to loan loss provisions exceeding net charge-offs through the first nine months of 1997. The Company increased its level of loan loss provisions $90,000 in the first nine months of 1997 to recognize the general increase in the size of its loan portfolio.

     The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.28% at September 30, 1997 compared to 1.29% at December 31, 1996. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 1997.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                     Nine months
                                                        ended            Year ended
                                                    Sept. 30, 1997      Dec. 31, 1996
                                                    ---------------------------------
Balance at beginning of period ..................       $ 2,608            $ 2,711
Charge-offs:
 Commercial .....................................            45                122
 Real estate ....................................             6                100
 Installment ....................................            64                 46
 Other ..........................................            94                117
                                                    ---------------------------------
 Total charge-offs ..............................           209                385
                                                    ---------------------------------
Recoveries:
 Commercial .....................................             6                 19
 Real estate ....................................            29                  2
 Installment ....................................            13                 26
 Other ..........................................            13                 25
                                                    ---------------------------------
 Total recoveries ...............................            61                 72
                                                    ---------------------------------
Net charge-offs .................................           148                313
Additions charged to operations .................           248                210
                                                    ---------------------------------
Balance at end of period                                $ 2,708            $ 2,608
                                                    =================================
Ratios:
 Net charge-offs to
  average loans outstanding(1)...................          0.09%              0.16%
 Net charge-offs to total allowance(1)...........          7.29              12.00
 Allowance to period end
  loans outstanding .............................          1.28               1.29

     1. Annualized






            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

     For the quarter ended September 30, 1997, the Company reported net income of $1,069,000, an increase of $100,000 or 10.3% from the $969,000 reported for the quarter ended September 30, 1996. Improvements in the Company's third quarter operating performance resulted from improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions.

NET INTEREST INCOME

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 1997 and September 30, 1996 (dollars in thousands):



                                                                      1997                              1996
                                                        -------------------------------   ------------------------------
                                                        Average                 Yield/     Average               Yield/
                                                        Balance      Interest   Rate(4)   Balance     Interest   Rate(4)
                                                        -------------------------------   ------------------------------
   ASSETS
   Interest-earning assets:
    Loans (1,2,3) ..............................        $ 210,177     $  4,982   9.40%    $ 192,944    $  4,539   9.36%
    Taxable investment securities ..............           54,485          849   6.18        56,686         839   5.89
    Tax-exempt investment securities (3) .......           16,943          312   7.31        14,962         283   7.52
    Federal funds sold .........................            2,286           31   5.38         2,749          35   5.07
                                                        ------------------------------    -----------------------------
   Total interest-earning assets ...............          283,891        6,174   8.63       267,341       5,696   8.48
   Non-interest-earning assets:
    Cash and due from banks ....................           15,821                            11,258
    Premises and equipment, net ................            4,860                             4,984
    Other assets ...............................            7,106                             7,211
   Less: Allowance for loan losses .............           (2,682)                           (2,741)
                                                        ---------                         ---------
   TOTAL                                                $ 308,996                         $ 288,053
                                                        =========                         =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Interest-bearing liabilities:
    NOW and money market accounts ..............        $  93,285          944   4.01     $  84,894         800   3.75
    Savings deposits ...........................           37,798          263   2.76        41,839         292   2.78
    Time deposits ..............................           79,862        1,146   5.69        70,699       1,006   5.66
    Notes payable ..............................              810           14   6.86         1,047          18   6.84
    Federal funds purchased ....................              253            4   6.27         1,122          16   5.67
    Securities sold under
     agreement to repurchase ...................            4,015           53   5.24         4,502          57   5.04
                                                        ------------------------------    -----------------------------
   Total interest-bearing liabilities ..........          216,023        2,424   4.45       204,103       2,189   4.27
                                                        ------------------------------    -----------------------------
   Non-interest-bearing liabilities:
    Demand deposits ............................           53,497                            48,465
    Other ......................................            2,331                             1,549
                                                        ---------                         ---------
   Total liabilities ...........................          271,851                           254,117
                                                        ---------                         ---------
   Stockholders' equity ........................           37,145                            33,936
                                                        ---------                         ---------
   TOTAL .......................................        $ 308,996                         $ 288,053
                                                        =========                         =========
   Net interest earning and interest rate spread                    $  3,750   4.18%                   $  3,507   4.21%
                                                                    ===============                    ===============
   Net yield on interest-earning assets ........                               5.24%                              5.22%
                                                                               ====                               ====

--------------
 1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
 2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
 3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
 4.   Annualized

     For the quarter ended September 30, 1997, the Company reported taxable-equivalent net interest income of $3,750,000, an increase of $243,000 or 6.9% from the $3,507,000 reported for the quarter ended September 30, 1996. The increase was due to an increase of $478,000 in taxable-equivalent total interest income offset by an increase of $235,000 in total interest expense.
As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 5.24% for the quarter ended September 30, 1997 from 5.22% for the quarter ended September 30, 1996.

     Taxable-equivalent total interest income improved $478,000 in the third quarter of 1997 mainly due to growth in the level of average outstanding interest-earning assets, a greater percentage of the Company's interest-earning assets deployed in loans, and improvements in investment securities yields between third quarter 1996 and third quarter 1997. Total average interest-earning assets increased $16,550,000 (6.2%) for the quarter ended September 30, 1997 over the comparable quarter in 1996 mainly due to growth in average deposits between the two periods providing an additional source of funds. A greater percentage of the Company's assets deployed in loans also benefitted the third quarter 1997 yield on interest-earning assets. For the quarter ended September 30, 1997, average loans grew to 74.0% of interest-earning assets from 72.2% for the quarter ended September 30, 1996. Loans are historically the Company's highest yielding interest-earning asset. Accordingly, the greater percentage mix of interest-earning assets in loans enhanced the Company's third quarter 1997 yield on interest-earning assets. This increase in the volume and change in composition of the Company's average interest-earning assets represented approximately $348,000 of the increase in taxable-equivalent total interest income for the third quarter of 1997. The Company also experienced improvement in the yields on taxable investment securities to 6.18% for the quarter ended September 30, 1997 compared to 5.89% for the third quarter of 1996. These investment yield improvements were primarily the result of maturing investment securities upwardly repricing into the current interest-rate environment over the preceding twelve months. These rate improvements, as well as a four basis point improvement in loan yield accounted for approximately $130,000 of the third quarter 1997 increase in taxable-equivalent total interest income and improved the Company's consolidated yield on interest-earning assets to 8.63% for the third quarter of 1997 from 8.48% for the third quarter of 1996.

     Funding costs increased $235,000 in the third quarter of 1997 due to growth in the average level of interest-bearing liabilities, an increased percentage of interest-bearing liabilities in time deposits, and higher rates paid on money market balances compared to the third quarter 1996. Average interest-bearing liabilities increased $11,920,000 (5.8%) between third quarter 1997 and 1996 due to time deposit and money market growth between the two periods. As a result of this growth, time deposits, historically the Company's highest deposit funding cost, comprised a greater percentage of average interest-bearing liabilities during the quarter ended September 30, 1997. Time deposits averaged 37.0% of interest-bearing liabilities during third quarter 1997 compared to 34.6% during third quarter 1996. The increased volume and changed composition of the Company's interest-bearing liabilities combined to account for approximately $177,000 of the third quarter 1997 increased funding cost. In addition to these volume and composition changes, the Company's overall funding cost increased in the third quarter mainly due to higher costs
associated with money market accounts for third quarter 1997.   The average
cost of NOW and money market accounts increased to 4.01% in the third quarter of 1997 compared to 3.75% in third quarter 1996. The Company's single largest money market account product is the Money Market Index Account, the rate on which is priced to the IBC average seven day yield on taxable money funds. The general increase in market interest rates during the third quarter of 1997 resulted in an increase in the rate paid on this deposit product during the period. The Company's third quarter 1997 funding costs increased approximately $58,000 due to rate changes, virtually all of which was related to the increased rates on money market accounts. The aforementioned changes resulted in the Company's cost of funds on interest-bearing liabilities increasing to 4.45% for the quarter ended September 30, 1997 from 4.27% for the comparable period in 1996. An increase in the percentage of non-interest bearing funding sources, primarily demand deposits and capital, neutralized the increased funding cost in other areas and resulted in State's taxable-equivalent net interest margin improving to 5.24% in third quarter 1997 from 5.22% in third quarter 1996.

PROVISION FOR LOAN LOSSES

     The Company increased its provision for loan losses $30,000 for the quarter ended September 30, 1997 compared to quarter ended September 30, 1996 to recognize the general growth in the Company's loan portfolio.

OTHER INCOME

     Total other income increased $71,000 or 8.7% for the quarter ended September 30, 1997 compared to the same period in 1996. Exclusive of the recognition of approximately $20,000 in other real estate gains during third quarter 1996, the Company's other income improved $91,000 in third quarter 1997. Improvements of $49,000 in gains on mortgage origination sales, $23,000 in merchant service fees, $16,000 in service charge income, and $7,000 in ATM fees, offset by reductions of $9,000 in building rent were the significant reasons for the net improvement in third quarter 1997 other income. Increased gains from mortgage origination sales were the result of growth and development of the Company's newest subsidiary, State Financial Mortgage Company which commenced operation at the end of 1996. Merchant services, the fees the Company charges merchants to process credit card payments, continued to increase as a result of rate adjustments and volume increases over the preceding twelve months resulting from continued business development efforts at State Financial Bank, and the introduction of merchant services at State Financial Bank - Waterford. The improvement in service charge income during third quarter 1997 was primarily the result of an increased volume of checks returned for insufficient funds and the fees resulting therefrom. ATM fee income increased in third quarter 1997 due to increased usage of the Company's automated teller machines. Building rent income decreased in third quarter 1997 compared to third quarter 1996 due to a vacancy in space the Company previously sublet at its Greenfield office.

OTHER EXPENSES

     Total other expenses increased $112,000 or 4.1% for the three months ended September 30, 1997 compared to the same period in 1996. Third quarter 1996 included a one-time expense of approximately $59,000 related to additional FDIC insurance assessments in resolution of the agency's funding of the Savings Association Insurnace Fund. Excluding this expense, other expenses increased $171,000 in third quarter 1997 over third quarter 1996. Salaries and employee benefits increased $92,000, mainly due to annual salary adjustments and additional personnel costs associated with the new Burlington office of State Financial Bank - Waterford. Occupancy expenses increased $21,000 primarily due to greater expenses for rent and depreciation in third quarter 1997, mainly related to the new Burlington office. Data processing expense increased $27,000 due to rate adjustments from the Company's service provider, additional costs incurred related to converting ATM cards to debit cards, and additional costs related to the introduction of PC Banking products in 1997. Legal and professional fees increased $17,000 primarily due to additional accruals for estimated expected costs associated with the Company's pending acquisition of Richmond Bancorp, Inc. Expenses related to the Company's merchant services program increased $5,000 due to increased volume, resulting from continued growth at State Financial Bank and the program's inception at Waterford at the beginning of 1997, as well as rate adjustments from the Company's service provider. Advertising expense increased $28,000 mainly due to increased television advertising to enhance State Financial Bank's name recognition and
promotions related to opening the Burlington office.   Other expenses decreased
$88,000 in total, $59,000 of which was related to the aforementioned reduction in FDIC insurance assessments. The remaining decrease of $29,000 in other expenses was primarily due to reduced costs for correspondent bank service fees between the two periods.

INCOME TAXES

     Income taxes for the quarter ended September 30, 1997 increased $58,000 over the third quarter of 1996. The increase in income tax expense was mainly due to a $158,000 increase in the Company's income before income taxes between third quarter 1996 and third quarter 1997.








            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATION - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

     For the nine months ended September 30, 1997, the Company reported net income of $3,169,000, an increase of $291,000 or 10.1% from the $2,877,000 reported for the nine months ended September 30, 1996. Improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions, were the primary reasons the Company showed improved operating performance through the first nine months of 1997.

NET INTEREST INCOME

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 1997 and September 30, 1996 (dollars in thousands):



<Capton>


                                                                      1997                              1996
                                                        ------------------------------    ------------------------------
                                                        Average                 Yield/     Average                Yield/
                                                        Balance      Interest   Rate(4)    Balance     Interest   Rate(4)
                                                        ------------------------------    ------------------------------
   ASSETS
   Interest-earning assets:
    Loans (1,2,3) ..............................        $ 209,295     $ 14,830   9.47%    $ 189,790    $ 13,507   9.51%
    Taxable investment securities ..............           55,881        2,569   6.15        55,431       2,426   5.85
    Tax-exempt investment securities (3) .......           15,918          886   7.45        15,625         865   7.39
    Federal funds sold .........................            1,087           44   5.41         5,439         216   5.30
                                                        ------------------------------    ------------------------------
   Total interest-earning assets ...............          282,181       18,329   8.68       266,285      17,014   8.53
   Non-interest-earning assets:
    Cash and due from banks ....................           12,993                            12,444
    Premises and equipment, net ................            4,700                             4,933
    Other assets ...............................            7,185                             6,202
   Less: Allowance for loan losses .............           (2,652)                           (2,746)
                                                        ---------                         ---------
   TOTAL                                                $ 304,407                         $ 287,118
                                                        =========                         =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
    NOW and money market accounts ..............        $  90,058        2,614   3.88     $  83,846       2,324   3.70
    Savings deposits ...........................           38,293          793   2.77        42,208         880   2.78
    Time deposits ..............................           75,758        3,204   5.65        70,833       3,043   5.74
    Notes payable ..............................              893           46   6.88         1,057          54   6.82
    Federal funds purchased ....................            2,436          106   5.82           377          16   5.67
    Securities sold under
     agreement to repurchase ...................            6,188          243   5.25         6,550         258   5.26
                                                        ------------------------------    ------------------------------
   Total interest-bearing liabilities ..........          213,626        7,006   4.38       204,871       6,575   4.29
                                                        ------------------------------    ------------------------------
   Non-interest-bearing liabilities:
    Demand deposits ............................           52,051                            47,049
    Other ......................................            2,024                             1,573
                                                        ---------                         ---------
   Total liabilities ...........................          267,701                           253,493
                                                        ---------                         ---------
   Stockholders' equity ........................           36,706                            33,625
                                                        ---------                         ---------
   TOTAL .......................................        $ 304,407                          $287,118
                                                        =========                         =========
   Net interest earning and interest rate spread                      $ 11,323   4.30%                 $ 10,439   4.24%
                                                                      ===============                  ===============
   Net yield on interest-earning assets ........                                 5.36%                            5.24%
                                                                                 ====                             ====

--------------
 1. For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
 2. Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
 3. Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
 4.   Annualized

     The Company reported taxable-equivalent net interest income of $11,323,000 for the nine months ended September 30, 1997, an increase of $884,000 or 8.5% from the $10,439,000 reported for the nine months ended September 30, 1996.
The increase was due to a $1,315,000 increase in taxable-equivalent total
interest income offset by a $431,000 increase in total interest expense.   As a
result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 5.36% for the nine months ended September 30, 1997 from 5.24% for the nine months ended September 30, 1996.

     The $1,315,000 year-to-date improvement in taxable-equivalent total interest income through the first nine months of 1997 was primarily due to growth in the level of outstanding interest-earning assets, a greater percentage of the Company's interest-earning assets deployed in loans, and yield improvements on investment securities as compared to the first nine months of 1996. For the nine months ended September 30, 1997, average interest-earning assets increased $15,896,000 (6.0%) due to growth in average deposits, federal funds purchased, and shareholders equity (retained earnings) as compared to the nine months ended September 30, 1996. A greater percentage of the Company's average interest-earning assets deployed in loans also benefitted the year-to-date 1997 yield on interest-earning assets. For the nine months ended September 30, 1997, average loans grew to 74.2% of interest-earning assets from 71.3% for the nine months ended September 30, 1996. As a result of the volume increases and composition changes in the Company's average interest-earning assets, taxable-equivalent total interest income increased approximately $1,108,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. The Company's yield on taxable investment securities improved to 6.15% for the nine months ended September 30, 1997 from 5.85% for the first nine months of 1996 as maturing investment securities upwardly repriced into the current interest-rate environment over the preceding twelve months. This yield improvements, combined with approximately $66,000 in nonaccrual loan interest recoveries in the first quarter of 1997 accounted for approximately $207,000 of the year-to-date 1997 increase in taxable-equivalent total interest income. As a result of the aforementioned changes in composition and rate, the Company's consolidated yield on interest-earning assets improved to 8.68% for the nine months ended September 30, 1997 from 8.53% for the nine months ended September 30, 1996.

     On a year-to-date basis, the Company's funding costs increased $431,000 in 1997 as compared to 1996, mainly due to growth in the average level of interest-bearing liabilities. Year-to-date average interest-bearing liabilities increased $8,755,000 (4.3%) between 1997 and 1996 due to growth in NOW and money market accounts, time deposits, and federal funds purchased between the two periods. Additionally, average time deposits and NOW and money market accounts, historically the Company's highest costs of deposits funds, increased to 77.6% of average interest-bearing liabilities in 1997 from 75.5% in 1996. The increased volume and changed composition of the Company's interest-bearing liabilities combined to account for approximately $391,000 of the year-to-date increase in interest expense through the first nine months of
1997.   In addition to these volume and composition changes, higher rates paid on money market accounts also increased the Company's cost of funds during the first nine months of 1997. The year-to-date average cost of NOW and money market accounts increased to 3.88% in 1997 from 3.70% in 1996 and accounted for the majority of the Company's $140,000 in increased funding cost attributable
to interest rate changes through the first nine months of 1997.   The
aforementioned changes resulted in the Company's cost of funds on interest-bearing liabilities increasing to 4.38% for the nine months ended September 30, 1997 from 4.29% for the comparable period in 1996.

PROVISION FOR LOAN LOSSES

     The Company increased the provision for loan losses $90,000 in the first nine months of 1997 as compared to the first nine months of 1996 to recognize the general growth in its loan portfolio over the preceding twelve months.

OTHER INCOME

     Total other income increased $219,000 or 9.7% for the nine months ended
September 30, 1997 compared to the same period in 1996.   Exclusive of the
nonrecurring recognition of approximately $20,000 in other real estate gains and $32,000 in corporate life insurance dividends during third quarter and second quarter 1996, respectively, total other income improved $271,000 for the first nine months of 1997 over the first nine months of 1996. Improvements of $97,000 in gains on mortgage origination sales, $95,000 in merchant service fees, $37,000 in service charge income, $31,000 in building rent, and $11,000 in ATM fees were the significant areas of other income improvement.
Offsetting these gains from mortgage origination sales improved due to development of the Company's newest subsidiary, State Financial Mortgage Company which commenced operation at the end of 1996. Year-to-date merchant services increased as a result of rate adjustments and volume increases over the preceding twelve months, continued business development efforts at State Financial Bank, and the introduction of merchant services at Waterford. Service charge income improved during the first nine months of 1997 mainly due to an increased volume of checks returned for insufficient funds and the fees resulting therefrom. Building rent income increased as a result of the Company's acquisition of an additional property in May, 1996.


OTHER EXPENSES

     For the nine months ended September 30, 1997, total other expenses increased $526,000 or 6.7% as compared to the same period in 1996. Salaries and employee benefits increased $212,000, mainly due to annual salary adjustments and additional personnel related to the new Burlington office of State Financial Bank - Waterford. Occupancy expenses increased $133,000 primarily due to greater expenses for rent and depreciation related to the Burlington office, as well as increased depreciation expense resulting from the additional real estate property purchased in second quarter 1996 and the upgrade of the Company's teller equipment during 1996. Data processing expense increased $92,000 mainly due to additional costs incurred at Waterford resulting from the bank's conversion in April 1996 to the Company's more sophisticated data services provider at which time the additional costs associated with outsourcing this function commenced. Expenses related to the Company's merchant services program increased $58,000 due to increased volume resulting from continued growth at State Financial Bank and the program's inception at Waterford at the beginning of 1997, as well as rate adjustments from the Company's service provider. Advertising expense increased $80,000 mainly due to increased television advertising to enhance State Financial Bank's name recognition and promotion of the new Burlington office. Other expenses decreased $57,000 primarily due to higher than normal costs for regulatory insurance assessments in third quarter 1996 related to the FDIC's special assessment to resolve funding shortfall in the Savings Association Insurance Fund.


INCOME TAXES

     Income taxes for the nine months ended September 30, 1997 increased $173,000 compared to the nine months ended September 30, 1996. The increase in income tax expense was the result of a $464,000 increase in income before income taxes and a reduction in the proportionate amount of the Company's interest income derived from tax-exempt sources, between the two periods.


LIQUIDITY

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers' needs. The Company had liquid assets of $19,669,000 and $21,281,000 at September 30, 1997 and December 31, 1996, respectively.


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

CAPITAL RESOURCES

     There are certain regulatory constraints which affect the Company's level
of capital.   The following table sets forth these requirements and the
Company's capital levels and ratios at September 30, 1997, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:



                                                         Regulatory                    Regulatory
                                                           Minimum                  Well-capitalized
                               Actual                    Requirement                   Requirement
                           ---------------         ----------------------          ------------------
                                                   (dollars in thousands)

                           Amount      Percent      Amount       Percent           Amount       Percent
                           ------      -------      ------       -------           ------       -------
Tier 1 leverage            35,055      11.4%        12,032         4.0%            15,039         5.0%
Tier 1 risk-based capital  35,055      16.2%         8,538         4.0%            12,806         6.0%
Risk-based capital         37,755      17.5%        17,075         8.0%            21,344        10.0%

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











            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As of September 30, 1997, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.   OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     There were no Form 8-K reports filed during the quarter ended September 30, 1997.









            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                STATE FINANCIAL SERVICES CORPORATION
                                ------------------------------------
                                (Registrant)





Date: November 5, 1997          Michael J. Falbo
      --------------------      ------------------------------------
                                Michael J. Falbo
                                President and Chief Executive Officer



Date: November 5, 1997          Michael A. Reindl
      --------------------      ------------------------------------
                                Michael A. Reindl
                                Senior Vice President, Controller, and
                                Chief Financial Officer

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


                                STATE FINANCIAL SERVICES CORPORATION
                                ------------------------------------
                                (Registrant)



Date: November 5, 1997
      -------------------


                                By /s/ Michael J. Falbo
                                   ----------------------------
                                   Michael J. Falbo
                                   President and Chief Executive Officer



Date: November 5, 1997
      -------------------


                                By /s/ Michael A. Reindl
                                   ----------------------------
                                   Michael A. Reindl
                                   Senior Vice President, Controller, and
                                   Chief Financial Officer