Form 10-K
period 1997-12-31
STATE FINANCIAL SERVICES CORP
filed 1998-03-31
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997 [Fee required]

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from to

Commission File Number 0-18166

                      STATE FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)


                       WISCONSIN                       39-1489983
           -------------------------------      ----------------------
           (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification Number)


           10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN 53130
             (Address and zip code of principal executive offices)

                                 (414) 425-1600
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.10 par value.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past 90 days. Yes X No ______
                   -
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1998 was approximately $73,236,030, based on the following assumptions: (1) the market value of the Common Stock of $26.125 per share which was equal to the closing price on the Nasdaq Stock Market on March 20, 1998; and (2) 2,803,293 shares of Common Stock held by nonaffiliates as of March 20, 1998.

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

      As of March 20, 1998, there were 3,872,743 shares of the Registrant's $0.10 par value Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Parts I and II incorporate certain information by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, (the "Annual Report") which is filed as an Exhibit to this Report.

      Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 1997 Annual Meeting of Shareholders (the "Proxy Statement") which is filed as an Exhibit to this Report.

      The Exhibits incorporate certain exhibits by reference from (1) Registrant's Form S-1 Registration Statement filed under the Securities Act of 1933, Registration No. 33-31517, dated October 11, 1989 and the following amendments to said Registration Statement: Amendment No. 1 dated December 6, 1989 and Amendment No. 2 dated March 16, 1990; (2) Amendment No. 3 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-46280, dated May 3, 1992;
      (3) Registrant's report on Form 8-K dated June 19, 1992 filed under the Securities Exchange Act of 1934; (4) Amendment No. 2 to Registrant's S-4 Registration Statement filed under the Securities Act of 1933, Registration No. 33-59665, dated July 18, 1995; (5) Registrant's report on Form 8-k dated January 14, 1998 filed under the Securities Exchange Act of 1934; and (6) Registrant's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934 for the years ended December 31, 1992, 1993, 1994, 1995, and 1996.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     INDEX

                                  PART I                              Page
            ---------------------------------------------------  -------------
Item 1.     BUSINESS                                                   1

Item 2.     PROPERTIES                                                 6

Item 3.     LEGAL PROCEEDINGS                                          7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7


                                  PART II
            ---------------------------------------------------
Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS                             8

Item 6.     SELECTED FINANCIAL DATA                                    8

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION RESULTS OF OPERATIONS               8

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                8

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                  8


                                 PART III
            ---------------------------------------------------
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         9

Item 11.    EXECUTIVE COMPENSATION                                     10

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                          10

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             10


                                  PART IV
            ---------------------------------------------------
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                      11

SIGNATURES                                                       Signature Page

EXHIBITS FILED AS PART OF FORM 10-K                              Exhibit Index

                                     PART I

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a bank holding company which owns State Financial Bank ("SFB"), State Financial Bank - Waterford ("SFB - Waterford"), and Richmond Bank ("Richmond") (collectively referred to as the "Banks"). SFB is the entity resulting from the merger in June 1994 of the Company's previous four banks, State Bank, Hales Corners ("State Bank"); University National Bank ("University"); Edgewood Bank ("Edgewood"); and Eastbrook State Bank ("Eastbrook") into State Bank's charter. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Waterford Bank was renamed State Financial Bank - Waterford and is operated as a separate banking subsidiary of the Company. In 1997, SFSC acquired all of the outstanding common stock of Richmond Bancorp, Inc., the parent holding company of Richmond Bank and Richmond Financial Services, Inc. in exchange for cash.

ITEM 1. BUSINESS.

     GENERAL

     SFSC is a Wisconsin corporation headquartered in Hales Corners, Wisconsin. The Company is a bank holding company which owns and operates State Financial Bank with seven full-service locations, State Financial Bank - Waterford, and Richmond Bank, each with two full-service office locations. Four of SFB's offices, Hales Corners, Greenfield, Glendale, and Milwaukee are located in Milwaukee County, Wisconsin, the most populous county in the state. Three of SFB's offices; Brookfield, Muskego, and Waukesha are located in Waukesha County, Wisconsin which is immediately west of Milwaukee County. In addition, SFB also operates a loan production office providing lending outlets to Milwaukee's central city. SFB - Waterford has offices in Waterford and Burlington, each of which are located in Racine County, Wisconsin. Richmond Bank has offices in Richmond, Illinois which is located in McHenry County, and Libertyville, Illinois which is located in Lake County. The Company was organized in 1984 to become a holding company for the former State Bank. In 1985, State Financial completed its first bank acquisition by purchasing the former University, located on the northeast side of Milwaukee. The acquisition of the former Edgewood in Greenfield, Wisconsin was completed in 1987. In 1988, the former University acquired the deposit liabilities and various fixed assets of the branch facility of a competing savings institution located at 2650 North Downer Avenue in Milwaukee. This was the first acquisition of a thrift facility by a bank in Wisconsin. In 1990, State Financial acquired 4.9% of the former Eastbrook, a newly chartered bank located in Brookfield, Wisconsin. State Financial acquired the remaining capital stock of the former Eastbrook in 1992. In 1993, the former Eastbrook acquired the deposit liabilities and various fixed assets of the branch facility of a competing savings institution located at 400 E. Broadway in Waukesha, Wisconsin. SFB also operates a limited service loan production office serving Milwaukee's central city to provide easier access to the SFB's lending products. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. The Company operates SFB - Waterford as a separate banking subsidiary. In 1997, SFSC completed its cash acquisition of Richmond Bancorp, Inc., the parent holding company of Richmond Bank and Richmond Financial Services, Inc.

      FORWARD-LOOKING STATEMENTS

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

     PRODUCTS AND SERVICES. Through the Banks, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market account, certificates of deposit, individual retirement accounts and club accounts. The Company also offers a variety of annuity and insurance products through the Banks' in-house securities representatives and through two new subsidiaries resulting from the acquisition of Richmond Bancorp, Inc. - Richmond Financial Services, Inc. and State Financial Insurance Agency. The Banks' lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Banks's portfolio. The Banks also provide lines of credit to commercial accounts and to individuals through home equity and credit card plans. Through its subsidiary State Financial Mortgage Company, SFSC also originates residential real estate loans in the form of adjustable and long-term fixed rate first mortgages, selling these originations in the secondary mortgage market service released.

     COMPETITION AND MARKET ENVIRONMENT. SFB's offices are located in the Milwaukee and Waukesha, Wisconsin metropolitan areas and experience substantial competition from other financial institutions including savings banks, credit unions, non-bank lenders, and consumer finance companies, many of which are substantially larger than the SFB. There are numerous financial institutions within a short distance of each of SFB's offices. SFB - Waterford's offices are located in the towns of Waterford and Burlington, Wisconsin and experience substantial competition from other financial institutions including other banks, savings banks, credit unions, and consumer finance companies located in their respective and surrounding communities. Richmond's offices are located in Richmond and Libertyville, Illinois and experience substantial competition from other financial institutions including other banks, savings banks, credit unions, and consumer finance companies located in their respective and surrounding communities. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, banking hours, 24 hour account access through telephone and personal computer delivery systems, and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide borrowers, and the variety of their products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a decrease in the level of competition for small to medium sized business customers in the Banks' market areas.

     EMPLOYEES. At December 31, 1997, the Company and the Banks employed 131 full-time and 62 part-time employees. The Company considers its relationships with its employees to be good. Each employee who meets the eligibility requirements is entitled to participate in the employee benefit plans of the Company and the Banks, which include plans for group life, accidental death and dismemberment, medical, dental, and long-term disability income insurances; pension, 401(k), and an Employee Stock Ownership Plan ("ESOP"). Further information regarding executive compensation and the Company's benefit plans is incorporated by reference from the Company's definitive Proxy Statement. See
Item 11 of this Form 10-K.

     THE BANKS AND OTHER SUBSIDIARIES

     At December 31, 1997, the SFB (consolidated with its subsidiaries; see "SFB - Other Subsidiaries") had total assets of $274.0 million, net loans of $181.5 million, total deposits of $243.0 million, stockholders' equity of $23.2 million, net income of $4.3 million, and return on average assets of 1.66%. At December 31, 1997, SFB Waterford (consolidated with its subsidiary; see "SFB - Waterford - Other Subsidiaries") had total assets of $51.2 million, net loans of $32.7 million, total deposits of $45.7 million, stockholders' equity of $5.2 million, net income of $0.4 million, and annualized return on average assets of 0.87%. At December 31, 1997, Richmond Bancorp, Inc. (consolidated with its subsidiary; see "Richmond Bancorp, Inc. - Other Subsidiaries") had total assets of $93.4 million, net loans of $50.3 million, total deposits of $79.9 million, and stockholders' equity of $10.9 million. No net income is included in the Company's consolidated operating results for the year ended December 31, 1997 as the purchase acquisition of Richmond was consummated on December 31, 1997.

     STATE FINANCIAL BANK. State Financial Bank was organized as a state banking association under the laws of the State of Wisconsin in 1910 under the name State Bank, Hales Corners. In June 1994, the bank's name was changed to State Financial Bank in connection with the merger of the Company's banks into the former State Bank's charter. SFB conducts business through seven full-service offices located in Milwaukee and Waukesha Counties and a loan production office located in Milwaukee's central city. SFB is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1997, SFB, consolidated with its subsidiaries, comprised 65.3% of SFSC's consolidated total assets. The following table sets forth SFB's full-service and loan production office locations.

STATE FINANCIAL BANK OFFICE LOCATIONS

                                                                Year Acquired by
Community      Address                         Year Originated  State Financial
---------      -------                         ---------------  ----------------
Hales Corners  10708 West Janesville Road           1910              (1)
Muskego        S76 W17655 Janesville Road           1968              (1)
Milwaukee      2650 North Downer Avenue             1971              1985
Milwaukee (2)  2460 North 6th Street                1994              (1)
Greenfield     4811 South 76th Street               1978              1987
Glendale       7020 North Port Washington Road      1990              (1)
Brookfield     12600 West North Avenue              1990              1992
Waukesha       400 East Broadway                    1977              1993

------------
(1)  Organized de novo by SFB or a predecessor thereof.
(2)  Loan Production Office

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

     STATE FINANCIAL BANK - WATERFORD. State Financial Bank - Waterford was organized as a state banking association under the laws of the State of Wisconsin in 1906 under the name Waterford Bank. SFSC acquired the common stock of the former Waterford Bank's parent holding company, Waterford Bancshares, Inc. in exchange for a combination of the Company's common stock, cash, and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Following the acquisition, the Company changed Waterford Bank's name to State Financial Bank - Waterford to connect the bank's identity to SFSC. SFB - Waterford is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB - Waterford also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1997, SFB- Waterford, consolidated with its subsidiary, comprised 12.1% of SFSC's consolidated total assets. The following table sets forth SFB - Waterford's full-service office locations.

STATE FINANCIAL BANK - WATERFORD OFFICE LOCATIONS

                                                         Year Acquired by
Community   Address                     Year Originated  State Financial
---------   -------                     ---------------  ----------------
Waterford   217 North Milwaukee Street       1906              1995
Burlington  1050 Milwaukee Avenue            1997              (1)

------------
(1)  Organized de novo by SFB - Waterford.

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

     RICHMOND BANK. Richmond was organized as a state banking association under the laws of the State of Illinois in 1920. In 1997, SFSC acquired the common stock of Richmond's parent bank holding company, Richmond Bancorp, Inc. in exchange for cash. Post-acquisition, Richmond Bancorp, Inc. operates as a wholly-owned subsidiary of the Company and is the parent owner of Richmond and Richmond Financial Services, Inc. Richmond is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. Richmond also sells annuities through Richmond Financial Services, Inc., another subsidiary of Richmond Bancorp, Inc., and insurance products through its subsidiary State Financial Insurance Agency (see "Richmond
- Other Subsidiary and Affiliated Organization"). At December 31, 1997, Richmond consolidated with its parent holding company Richmond Bancorp, Inc., its affiliate Richmond Financial Services, Inc., and its subsidiary State Financial Insurance Agency, comprised 22.2% of SFSC's consolidated total assets. The following table sets forth Richmond's full-service office locations.

RICHMOND BANK OFFICE LOCATIONS

                                                            Year Acquired by
Community     Address                      Year Originated  State Financial
---------     -------                      ---------------  ----------------
Richmond      10910 Main Street                 1920              1997
Libertyville  1509 North Milwaukee Avenue       1992              1997

     RICHMOND BANK - AFFILIATED ORGANIZATION AND OTHER SUBSIDIARY. Richmond has an affiliated organization, Richmond Financial Services, Inc. which provides a variety of brokerage services including the sale of annuities, stocks, bonds, and other investment products to its customer base and customers of Richmond. Prior to its acquisition by SFSC, Richmond Financial Services, Inc. also engaged in the sale of numerous lines of insurance products to individuals and businesses. Concurrent with the acquisition, Richmond formed State Financial Insurance Agency as a wholly owned subsidiary to assume the insurance activities previously operated under Richmond Financial Services, Inc.

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

     SFB and SFB - Waterford are state, non-member banks, chartered in Wisconsin and as such are supervised and examined by the Wisconsin Department of Financial Institutions Division of Banking and the Federal Deposit Insurance Corporation ("FDIC"). Richmond is a state, non-member bank chartered in Illinois and as such is supervised and examined by the Illinois Department of Banking and the FDIC. Additionally, the Banks' deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act.

     In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The enforcement powers of the federal regulatory agencies responsible for supervisory authority over SFSC and the Banks have significantly increased as a result of legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Certain parts of such legislation, most notably those which increase deposit insurance assessments, authorize further increases to recapitalize the Bank Insurance Fund and the Savings Association Insurance Funds which affect the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital fails to meet certain defined levels. FDICIA established five capital categories ranging from "critically undercapitalized" to "well capitalized." A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy. At December 31, 1997, SFSC and the Banks each met the "well-capitalized" definition of capital adequacy.

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


                                                                            Annual Report
Guide 3 Heading                            Annual Report Heading             Page Number
---------------                            ---------------------            -------------
  I  Distribution of Assets,          Income Statement Analysis                   8
     Liabilities and Stockholders'
     Equity; Interest Rates and
     Interest Differential

 II  Investment Portfolio             Investment Activities                      17

III  Loan Portfolio                   Lending Activities                         14

 IV  Summary of Loan Loss Experience  Risk Elements in the Loan Portfolio        16

  V  Deposits                         Deposits                                   19

 VI  Return on Equity and Assets      Selected Consolidated Financial Data    6 and 21
                                         and Capital Resources

     The following schedule of projected loan losses by category for the period January 1, 1998 through December 31, 1998, required by Industry Guide 3 is not included in Management's Discussion and Analysis in the Annual Report (dollars in thousands).


             Charge-offs  Recoveries   Net
             -----------  ----------  -----
Commercial          $125         $ 9   $116
Installment          235          58    177
Real estate          125          11    114
Other                 73          10     63
                    ----         ---   ----
   TOTAL            $558         $88   $470
                    ====         ===   ====

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. currency with no specific foreign exchange exposure. The Company has a limited number of agricultural loans and accordingly has no significant exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

     Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can significantly impact the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

     Evaluating a financial institution's exposure to interest rate changes includes assessing both the adequacy of the management process used to monitor and control IRR and the organization's quantitative exposure level. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and where appropriate, asset quality.

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the FDIC, adopted a Joint Agency Policy Statement on IRR, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which forms the basis for an ongoing evaluation of the adequacy of IRR management at institutions under their respective supervision. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process which effectively identifies, measures, and controls IRR.

     Financial institutions derive their income primarily form the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time that the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the contractual long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, higher net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term fixed-rate liabilities in a decreasing rate environment.

     An institution might use various techniques to minimize IRR. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimate sensitivity to actual or potential market interest rate changes. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap which is defined as the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced or repriced over a given time period. For example, if the asset amount to be repriced exceeds the corresponding liability amount subject to repricing for a given day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose and conversely decrease if market interest rates fell. Alternatively, if more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and improve when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

     Several ways an institution can manage IRR include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example by, shortening terms of new loans or investments; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

     Financial institutions are also subject to prepayment risk in falling interest rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower interest rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, Federal Home Loan Bank advances and short-term borrows provide additional sources of liquidity for the Company.

     The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, receivable, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrows are also reported based on conversion or repricing dates.


     QUANTITATIVE DISCLOSURES OF MARKET RISK


                                                                                                      Fair Value
                                    1998     1999     2000     2001     2002    Thereafter   Total     12/31/97
                                   ------   ------   ------   ------   ------   ----------  -------   ----------
Rate sensitive assets:
   Fixed interest rate loans       64,483   49,636   43,523   15,312   16,652      11,135   200,741      201,815
     Average interest rate           9.19%    6.07%    9.35%    9.27%    8.88%       7.44%     9.08%
   Variable interest rate loans    42,654    5,605    3,747    2,069    3,323       9 681    67,079       67,079
     Average interest rate           9.62%    9.52%    9.65%    9.56%    9.37%       9.37%     9.56%
   Fixed interest rate securities  19,672   10,069   17,231   23,867    8,110      14,960    93,909       95,463
     Average interest rate           6.00%    6.47%    6.41%    6.20%    6.64%       7.09%     6.40%

Rate sensitive liabilities:
   Savings & interest-bearing     173,614      ---      ---      ---      ---         ---   173,614      173,614
     checking                        3.60%     ---      ---      ---      ---         ---      3.60%
     Average interest rate
   Time deposits                   93,041   18,537    6,408    1,395    5,327         ---   124,708      125,285
     Average interest rate           5.70%    6.49%    6.47%    7.50%    7.19%        ---      5.94%
   Variable interest
     rate borrows                  10,150      ---      ---      ---      ---         ---    10,150       10,150
   Average interest rate             5.50%     ---      ---      ---      ---         ---      5.50%

            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

ITEM 2. PROPERTIES

     The following table sets forth the locations of the Company's full-service banking offices.


      Office                  Address            Sq. Feet  Owned/Leased  Lease Expires
-------------------  --------------------------  --------  ------------  --------------
Hales Corners (1,2)  10708 W. Janesville Road      37,000     Owned           n/a
Muskego (1)          S76 W17655 Janesville Road     2,680     Owned           n/a
Milwaukee            2650 N. Downer Avenue          3,000     Leased          2000
Milwaukee (3)        2460 North 6th Street            100     Leased     month to month
Greenfield (4)       4811 S. 76th Street            9,000     Leased          2007
                     7020 N. Port Washington
Glendale (5)         Road                           7,500     Leased          2010
Brookfield           12600 W. North Avenue          4,800     Owned           n/a
Waukesha             400 E. Broadway                3,300     Owned           n/a
Waterford            217 N. Milwaukee Street       10,100     Owned           n/a
Burlington           1050 Milwaukee Avenue          6,300     Leased          2006
Richmond (6)         10910 Main Street             16,030     Owned           n/a
Libertyville (7)     1509 N. Milwaukee Avenue       2,690     Leased          2006

1. Property is owned by SFB's wholly owned subsidiary, Hales Corners Development Corporation.
2. SFB subleases approximately 4,300 square feet of its space in Hales Corners to outside third parties.
3.   Loan production office.
4. SFB leases this property from Edgewood Plaza Joint Venture. See "Item 1. Election of Directors--Certain Transactions and Other Relationships with Management Principal Shareholders" in the Company's Proxy Statement for further information.
5. SFB subleases approximately 1,200 square feet of its space in Glendale to a third party.
6. Richmond leases approximately 2,400 square feet of its space to outside third parties.
7. Richmond leases this property from Upland Farms, an entity owned by a director of Richmond, Charles F. Wonderlic.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.







            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS. The information contained under the caption "Item 1. Election of Directors--Directors" in the Proxy Statement is incorporated herein by reference.

     EXECUTIVE OFFICERS. Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.


                                                                               PRINCIPAL POSITION
NAME                AGE                     POSITIONS HELD                         HELD SINCE
----                ---  ----------------------------------------------------  ------------------
John B. Beckwith    44   President, SFB; Senior Vice President of SFSC                1994
Philip F. Hudson    66   Senior Vice President of SFSC                                1998
Daniel L. Westrope  48   Chairman of the Board and CEO, Richmond; Senior Vice         1988
                         President, SFSC
Thomas M. Lilly     38   President, SFBW                                              1998
Michael A. Reindl   38   Senior Vice President, Controller, and Chief                 1995
                         Financial Officer; Secretary/Treasurer of SFSC; and
                         Secretary of SFB

     JOHN B. BECKWITH has been President of SFB since January, 1998 and is responsible for the bank's overall operation and performance. From June 1994 to December 1997, Mr. Beckwith was President of SFB's South Unit responsible for the operation and performance of SFB's offices located in Hales Corners, Muskego, and Greenfield, Wisconsin. From June 1991 to June 1994, Mr. Beckwith was President and Chief Executive Officer of SBHC (currently SFB's Hales Corners and Muskego offices). Mr. Beckwith was a director of SBHC from June 1991 to June 1994. Since June 1994, he has served as a director of SFB. Prior to June 1991, he had been Executive Vice President of SBHC since he joined the Company in 1990. Mr. Beckwith has also served as Senior Vice President of SFSC since November, 1997.

     PHILIP F. HUDSON is Senior Vice President of SFSC responsible for strategic operational and acquisition activities of the Company and the Banks. From June, 1994 through December, 1997, Mr. Hudson was President of SFB's North Unit responsible for the operation and performance of SFB's offices located in Milwaukee, Glendale, Brookfield, and Waukesha, Wisconsin. From 1990 to 1994, Mr. Hudson was President and Chief Executive Officer of the Company's then separate subsidiary bank, UNB (currently SFB's Milwaukee and Glendale offices). Mr. Hudson previously served as UNB's President and Chief Executive Officer from 1975 to 1987. Mr. Hudson was a director of the former UNB from 1975 to 1987 and from 1990 to 1994. He has served as a director of SFB since June 1994 and as a director of Richmond since January, 1998.

     DANIEL L. WESTROPE joined the Company in February, 1998 as Chairman of the Board and Chief Executive Officer of Richmond Bank and is responsible for the bank's overall operation and performance. Mr. Westrope is also a Senior Vice President of SFSC providing input into the Company's investment banking activities. Prior to joining the Company, Mr. Westrope was employed as an investment banker with Principal Financial Securities, Inc., Chicago, Illinois (now known as Everen Securities, Inc.) from 1995 through February, 1998, and as an investment banker and research analyst with Howe Barnes Investments, Inc., Chicago, Illinois from 1994 to 1995. Prior to 1994, Mr. Westrope was an officer of the Federal Reserve Bank of Chicago.

     THOMAS M. LILLY has been President and Chief Executive Officer and a director of SFBW since January, 1998. From June 1994 through December 1997, Mr. Lilly served as Senior Vice President of SFB. Mr. Lilly joined the Company in 1985, serving in a variety of lending and management capacities at SFB's Hales Corners and Greenfield offices. Mr. Lilly has also served as President of SFSC's wholly-owned subsidiary, State Financial Mortgage Company since its inception in December, 1996.

     MICHAEL A. REINDL has served as the Company's Senior Vice President, Controller, and Chief Financial Officer since November 1995. In January 1997, Mr. Reindl was also named Secretary/Treasurer of SFSC and Secretary of SFB. From June 1993 through November 1997, Mr. Reindl was Vice President, Controller, and Chief Financial Officer of SFSC. From August 1990 through June 1993, Mr. Reindl was Vice President and Controller of SFSC. Mr. Reindl joined the Company in 1984.

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






            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed:

     1. Financial Statements. The following Consolidated Financial Statements of the Company and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:


                                                              Annual Report
                                                                 Page #
                                                              -------------
          Report of independent auditors                           23
          Consolidated balance sheets --
          December 31, 1997 and 1996                               24
          Consolidated statements of income --
          Years ended December 31, 1997, 1996, and 1995            25
          Consolidated statements of stockholders' equity --
          Years ended December 31, 1997, 1996, and 1995            26
          Consolidated statements of cash flows --
          Years ended December 31, 1997, 1996, and 1995            27
          Notes to Consolidated Financial Statements               28

     2. Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits. See Exhibit Index, included as the last pages of this report, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year under this report. The Company filed a report on Form 8-K on January 14, 1998 and Amendment No. 1 thereto on March 13, 1998 in regards to its acquisition of Richmond Bancorp, Inc. and its subsidiaries.

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

STATE FINANCIAL SERVICES CORPORATION


        By:  /s/ Michael J. Falbo
             ----------------------------------------------------------
             Michael J. Falbo, President and Chief Executive Officer

             Date:  March 23, 1998


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRINCIPAL EXECUTIVE OFFICERS

/s/ Jerome J. Holz         Chairman of the Board and Vice
------------------         President                              March 23, 1998
Jerome J. Holz
/s/ Michael J. Falbo
--------------------       President and Chief Executive Officer  March 23, 1998
Michael J. Falbo

/s/ Michael A. Reindl      Senior Vice President, Controller,
---------------------      and Chief Financial Officer            March 23, 1998
Michael A. Reindl


DIRECTORS

/s/ Jerome J. Holz
------------------         Director                               March 23, 1998
Jerome J. Holz
/s/ Michael J. Falbo
--------------------       Director                               March 23, 1998
Michael J. Falbo
/s/ Richard A. Horn
-------------------        Director                               March 23, 1998
Richard A. Horn
/s/ Barbara E. Holz-Weis
------------------------   Director                               March 23, 1998
Barbara E. Holz-Weis
/s/ Robert R. Spitzer
---------------------      Director                               March 23, 1998
Robert R. Spitzer
/s/ David M. Stamm
------------------         Director                               March 23, 1998
David M. Stamm

                                 signature page

                      STATE FINANCIAL SERVICES CORPORATION

                             ----------------------

                                 EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 1997

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


Exhibit
Number   Description
------   -----------

    3.1 Articles of Incorporation of the Registrant as Amended and Restated effective April 21, 1993. (7)
    3.2 Bylaws of Registrant, as amended and restated effective January 27, 1998.
   10.1  Lease between SFB (formerly State Bank, Hales Corners) and Hales
         Corners Development Corporation (10708 West Janesville Road, Hales
         Corners, Wisconsin). (2)
   10.2  Lease between SFB (formerly State Bank, Hales Corners) and Hales
         Corners Development Corporation (S76 W17655 Janesville Road, Muskego,
         Wisconsin). (3)
   10.3  Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint
         Venture (4811 South 76th Street, Greenfield, Wisconsin). (3)
   10.6  Lease between SFB (formerly University National Bank) and Northeast
         Corporate Center (7020 North Port Washington Road, Milwaukee,
         Wisconsin). (3)
   10.7 Deferred Compensation Agreement between Registrant and Jerome J. Holz dated December 6, 1980. (3)
  10.10  Employee Stock Ownership Plan and Employee Stock Ownership Trust
         Agreement. (4)
  10.13  Lease between SFB (formerly University National Bank) and Downer
         Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (5)
  10.14  Agreement and Plan of Reorganization between Registrant and Eastbrook
         State Bank, dated January 22, 1992, as amended and restated. (6)
  10.15 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992. (1)
  10.16  Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and
         Waterford Bancshares, Inc. dated April 12, 1995. (8)
  10.17  Lease between SFB-Waterford and Mangold Investments, LLP (1050 North
         Milwaukee Avenue, Burlington, Wisconsin)(11)
  10.18  Agreement and Plan of Merger By and Among Registrant, RBI, Inc. and
         Richmond Bancorp, Inc. (10)
  10.19  Lease between Richmond and Upland Farms (1509 North Milwaukee Avenue,
         Libertyville, Illinois).
     13 Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997.
     21  Subsidiaries of Registrant.

   23    Consent of Ernst & Young LLP.
   23.1  Opinion of McGladrey & Pullen, LLP
   27.1  Financial Data Schedule
   27.2  Restated Financial Data Schedule for the year ended December 31, 1996
   27.3  Restated Financial Data Schedule for the year ended December 31, 1995
   99.1  State Financial Services Corporation 1990 Stock Option/Stock
         Appreciation Rights and Restricted Stock Plan for Key Officers and
         Employees, as amended on March 10, 1993. (1)
   99.2  State Financial Services Corporation 1990 Director Stock Option Plan,
         as amended March 10, 1993. (1)
   99.3  State Financial Services Corporation Supplemental Executive Retirement
         Plan for Michael J. Falbo effective November 22, 1994. (9)
   99.4  Registrant's Proxy Statement relating to its Annual Meeting of
         Shareholders to be held on April 23, 1997.
   99.5  State Financial Services Corporation 1998 Stock Incentive Plan


(1) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.
(2) Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517 (the "Form S-1") (dated October
         11, 1989).
(3)      Incorporated by reference from Amendment No. 1 to the Form S-1 (dated
         December 6, 1989).
(4)      Incorporated by reference from Amendment No.2 to the Form S-1 (dated
         March 6, 1989).
(5) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.
(6)      Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to
         Registrant's registration statement on Form S-4, Registration Number
         33-46280, dated May 3, 1992.
(7) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.
(8)      Incorporated by reference from Amendment No. 2 to the Form S-4 (dated
         July 18, 1995).
(9) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.
(10)     Incorporated by reference from Registrant's Report on Form 8-K (dated
         January 14, 1998).
(11) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

        The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.