Form 10-Q
period 1998-03-31
STATE FINANCIAL SERVICES CORP
filed 1998-05-11
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        MARCH 31, 1998

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

         As of May 7, 1998, there were 3,880,018 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                      Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                March 31, 1998 and December 31, 1997                    2

                Consolidated Statements of Income for the
                Three Months ended March 31, 1998 and 1997              3

                Consolidated Statements of Cash Flows for the
                Three Months ended March 31, 1998 and 1997              4

                Notes to Consolidated Financial Statements              5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations           6



                          PART II - OTHER INFORMATION

Items 1-6                                                              12

Signatures                                                             13

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      March 31,                  December 31,
                                                                                         1998                        1997
                                                                                ----------------------      ----------------------
ASSETS
  Cash and due from banks                                                                 $ 20,598,579               $  27,506,201
  Federal funds sold                                                                        11,231,546                  11,273,835
  Other short-term investments                                                               5,000,000                         -0-
                                                                                       ---------------               -------------
  Cash and cash equivalents                                                                 36,830,125                  38,780,036
Investment securities
  Held-to-maturity (fair value $20,499,000 - March 31, 1998
      and $21,208,000 - December 31, 1997)                                                  20,291,795                  20,997,095
  Available for sale (at fair value)                                                        77,159,104                  74,254,433

  Loans (net of allowance for loan losses of $3,336,863-1998
      and $3,306,168-1997)                                                                 260,676,805                 264,513,049

  Premises and equipment                                                                     6,748,911                   6,914,446
  Accrued interest receivable                                                                2,956,152                   2,943,801
  Other assets                                                                              12,773,628                  12,875,193
                                                                                         -------------               -------------
                                                                  TOTAL ASSETS           $ 417,436,520               $ 421,278,053
                                                                                         =============               =============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                                  63,262,165                  69,170,535
    Savings                                                                                 82,145,728                  83,759,867
    Money market                                                                            88,681,550                  89,853,817
    Other time                                                                             126,709,141                 124,707,670
                                                                                         -------------               -------------
                                                                TOTAL DEPOSITS             360,798,584                 367,491,889
  Notes payable                                                                                900,000                   5,300,000
  Securities sold under agreements to repurchase                                            11,714,000                   4,850,160
  Federal funds purchased                                                                          -0-                         -0-
  Accrued expenses and other liabilities                                                     3,060,332                   3,213,441
  Accrued interest payable                                                                   1,793,510                   1,874,197
                                                                                         -------------               -------------
                                                             TOTAL LIABILITIES             378,266,426                 382,729,687
Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--3,872,743 shares in 1998
       and 3,872,553 in 1997                                                                   387,274                     387,256
    Capital surplus                                                                         28,967,444                  28,964,328
    Net unrealized holding gain on securities available for sale                               780,104                     888,649
    Retained earnings                                                                       10,417,905                   9,787,620
    Less:  Guaranteed ESOP obligation                                                       (1,382,633)                 (1,479,487)
                                                                                         -------------               -------------
                                                    TOTAL STOCKHOLDERS' EQUITY              39,170,094                  38,548,366
                                                                                         -------------               -------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 417,436,520               $ 421,278,053
                                                                                         =============               =============


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                               Three months ended March 31,
                                                                                              1998                        1997
                                                                                           -----------                ------------
INTEREST INCOME:
  Loans, including fees                                                                    $ 6,187,674                $  4,868,835
  Investment securities
    Taxable                                                                                  1,076,985                     857,954
    Tax-exempt                                                                                 310,247                     189,306
  Federal funds sold                                                                           236,240                      12,175
                                                                                           -----------                ------------
                                                         TOTAL INTEREST INCOME               7,811,146                   5,928,270
INTEREST EXPENSE:
  Deposits                                                                                   3,466,559                   2,060,027
  Notes payable and other borrowings                                                           147,353                     178,973
                                                                                           -----------                ------------
                                                        TOTAL INTEREST EXPENSE               3,613,912                   2,239,000
                                                                                           -----------                ------------
                                                           NET INTEREST INCOME               4,197,234                   3,689,270
Provision for loan losses                                                                      142,500                      82,500
                                                                                           -----------                ------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES               4,054,734                   3,606,770
OTHER INCOME:
  Service charges on deposit accounts                                                          297,948                     250,893
  Merchant service fees                                                                        295,495                     270,460
  Building rent                                                                                 73,409                      77,663
  ATM fees                                                                                     116,120                      43,571
  Gains on sale of loans                                                                       156,981                      16,586
  Investment security gains                                                                    202,058                         -0-
  Other                                                                                        239,781                      96,329
                                                                                           -----------                ------------
                                                            TOTAL OTHER INCOME               1,381,792                     755,502
OTHER EXPENSES:
  Salaries and employee benefits                                                             1,756,879                   1,214,522
  Net occupancy expense                                                                        255,474                     253,016
  Equipment rentals, depreciation and maintenance                                              371,957                     259,840
  Data processing                                                                              248,995                     182,745
  Legal and professional                                                                       125,675                      90,213
  Merchant service charges                                                                     219,943                     223,507
  ATM charges                                                                                   45,395                      47,107
  Advertising                                                                                  114,409                      86,625
  Goodwill amortization                                                                        140,460                      37,857
  Other                                                                                        648,224                     416,205
                                                                                           -----------                ------------
                                                          TOTAL OTHER EXPENSES               3,786,951                   2,773,780

                                                    INCOME BEFORE INCOME TAXES               1,649,575                   1,588,492
Income taxes                                                                                   559,076                     543,989
                                                                                           -----------                ------------
                                                                    NET INCOME             $ 1,090,499                $  1,044,503
                                                                                           ===========                ============

 Basic earnings per common share                                                                $ 0.29                      $ 0.28
 Diluted earnings per common share                                                                0.28                        0.27
 Dividends per common share                                                                       0.12                        0.10

Weighted average common shares outstanding
 Basic                                                                                       3,775,086                   3,795,107
 Diluted                                                                                     3,827,313                   3,846,429

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Three months ended March 31,
                                                                                              1998                        1997
                                                                                         -------------               -------------
OPERATING ACTIVITIES
  Net income                                                                             $   1,090,499               $   1,044,503
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                142,500                      82,500
      Provision for depreciation                                                               231,663                     167,547
      Amortization of investment security
        premiums and accretion of discounts-net                                                 49,564                      18,776
      Amortization of goodwill                                                                 140,460                      37,857
      Amortization of branch acquisition premium                                                   -0-                       7,416
      Decrease in interest receivable                                                          (12,351)                    (58,316)
      Increase (decrease) in interest payable                                                  (80,687)                     63,618
      Realized investment security gains-net                                                   202,058                         -0-
      Other                                                                                   (142,167)                     74,894
                                                                                         -------------               -------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES               1,621,539                   1,438,795
INVESTING ACTIVITIES
  Purchases of investment securities                                                               -0-                         -0-
  Maturities of investment securities                                                          695,000                   2,720,000
  Purchases of securities available for sale                                               (13,520,393)                 (7,783,149)
  Maturities of securities available for sale                                               10,216,016                   4,199,643
  Net decrease (increase) in loans                                                           3,693,744                  (8,084,318)
  Purchases of premises and equipment                                                          (66,128)                   (105,832)
                                                                                         -------------               -------------
                                         NET CASH USED BY INVESTING ACTIVITIES               1,018,240                  (9,053,656)
FINANCING ACTIVITIES
  Decrease in deposits                                                                      (6,693,305)                 (7,518,726)
  Decrease in notes payable                                                                 (4,400,000)                    (30,000)
  Decrease in guaranteed ESOP obligation                                                        96,854                      65,528
  Net proceeds from securities sold under agreement to repurchase                            6,863,840                   6,050,000
  Net proceeds from federal funds purchased                                                        -0-                   2,700,000
  Cash dividends                                                                              (460,213)                   (385,359)
  Issuance of common stock under Dividend Reinvestment Plan                                        -0-                      91,566
  Proceeds from exercise of stock options                                                        3,135                      60,839
                                                                                         -------------               -------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES              (4,589,689)                  1,033,848
                                                                                         -------------               -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,949,911)                 (6,581,013)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            38,780,036                  21,280,918
                                                                                         -------------               -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  36,830,125               $  14,699,905
                                                                                         =============               =============
Supplemental information:
  Interest paid                                                                          $   4,277,921               $   2,175,382
  Income taxes paid                                                                            106,000                     120,000



See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank - Waterford ("Waterford"), State Financial Mortgage Company, and Richmond Bancorp, Inc. ("Bancorp"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Bancorp also includes the accounts of its wholly owned subsidiaries, State Financial Bank [Illinois, formerly known as Richmond Bank ("Richmond")] and Richmond Financial Services, Inc. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1997.


NOTE B--ACQUISITIONS

         On December 31, 1997, the Company completed its acquisition of Bancorp located in Richmond, Illinois. The Company purchased the outstanding common stock of Bancorp for $10,787,000 in cash. In connection with the acquisition, the Company borrowed $3,900,000 on its line of credit and assumed $1,400,000 of Bancorp's outstanding debt. At March 31, 1998, the amount of debt outstanding from the Bancorp acquisition had been reduced to $900,000. The acquisition was recorded using purchase accounting. Application of purchase accounting requires the inclusion of Bancorp's operating results in the consolidated statements of income from the date of acquisition. Accordingly, Bancorp's operating results are included in the Company's consolidated statements of income for the three months ended March 31, 1998 and Bancorp's financial condition is included in the Company's consolidated balance sheets dated March 31, 1998 and December 31, 1997. No operating results or financial condition of Bancorp is included in the Company's consolidated statements of income for the three months ended March 31, 1997.

         On a pro form basis, total income, net income, basic and fully diluted earnings per share for the three months ended March 31, 1997, after giving effect to the acquisition of Bancorp as if it had occurred on January 1, 1997 are as follows:

                                           For the three
                                            months ended

                                             March 31,
                                               1997
                                       ---------------------
Total income                               $8,594,386
Net income                                    874,190
Basic earnings per share                        $0.23
Diluted earnings per share                      $0.23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At March 31, 1998, total assets were $417,437,000 compared to $421,278,000 at December 31, 1997. For the quarter ended March 31, 1998, total deposits decreased $6,693,000. The Company historically experiences deposit contraction in the first quarter as local business and municipalities deploy built-up cash reserves into their respective operating cycles or deploy deposit funds in repurchase agreements with the Company. For the quarter ended March 31, 1998, securities sold under repurchase agreements increased $6,864,000 which more than fully funded the first quarter 1998 deposit contraction. Loans decreased $3,694,000 in first quarter 1998 mainly due to mortgage loan sales at Richmond and softer loan demand at the Company's Wisconsin banking operations. The funds resulting from first quarter loan contraction were used to fund $2,609,000 in net investment purchases. The remaining $1,085,000 in funds from reduced loans outstanding combined with $1,621,000 in cash from operating activities, $1,950,000 in contraction in cash and cash equivalents, $171,000 in residual funds from repurchase agreements, and $97,000 in ESOP loan repayments to fund the repayment of $4,400,000 in notes payable resulting from the Richmond acquisition, pay cash dividends of $460,000 and purchase $66,000 in fixed assets during first quarter 1998.

ASSET QUALITY

         At March 31, 1998, non-performing assets were $2,911,000, an increase of $20,000 from December 31, 1997. Non-performing loans decreased $100,000 due mainly to loan foreclosures totaling $120,000 which accordingly were reclassified as other real estate owned . Exclusive of these foreclosures, non-performing loans reflected a net increase of $20,000 primarily due to additional credit card delinquencies as compared to December 31, 1997. As a result of the decrease in the level of first quarter non-performing loans, the percentage of non-performing loans to total loans declined to 0.93% at March 31, 1998 from 0.95% at December 31, 1997. Non-performing assets to total assets remained at 0.69% at both at March 31, 1998 and December 31, 1997.

         At March 31, 1998, available information would suggest that additional loans totaling approximately $900,000 would likely be included as nonaccrual, past due or restructured during the second quarter of 1998.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                        Mar. 31       Dec. 31        Sep. 30       Jun. 30        Mar. 31
                                                           1998          1997           1997          1997           1997
                                                   ------------------------------------------------------------------------
Nonaccrual loans.................................. $      2,389   $     2,537   $      1,981   $     2,275   $      1,881
Accruing loans past due 90 days or more...........           68            20             27            34             15
Restructured loans................................            0             0              0             0              0
                                                   ------------------------------------------------------------------------
Total non-performing and restructured loans               2,457         2,557          2,008         2,309          1,896
                                                   ------------------------------------------------------------------------
Other real estate owned...........................          454           334             15             0            250
                                                   ------------------------------------------------------------------------
Total non-performing assets....................... $      2,911         2,891   $      2,023   $     2,309   $      2,146
                                                   ========================================================================
Ratios:
  Non-performing loans to total loans.............         0.93%         0.95%          0.95%         1.10%          0.90%
  Allowance to non-performing loans...............       135.81        129.29         134.86        115.64         141.30
  Non-performing assets to total assets...........         0.69          0.69           0.65          0.75           0.71
                                                   ========================================================================

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

ALLOWANCE FOR LOAN LOSSES

         Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 1998, the Allowance was $3,337,000, an increase of $31,000 from the balance at December 31, 1997. This increase was due to loan loss provisions exceeding net charge-offs through the first three months of 1998.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.26% at March 31, 1998 compared to 1.23% at December 31, 1997. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 1998.

         The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                            Three months
                                                                 ended                 Year ended
                                                            March 31, 1998            Dec. 31, 1997
                                                      ---------------------------------------------------
Balance at beginning of period.....................       $            3,306       $            2,608
Charge-offs:
   Commercial......................................                        0                      123
   Real estate.....................................                       30                       40
   Installment.....................................                       88                       71
   Other...........................................                       34                      146
                                                      ---------------------------------------------------
   Total charge-offs...............................                      152                      380
                                                      ---------------------------------------------------
Recoveries:
   Commercial......................................                        2                        8
   Real estate.....................................                        7                       29
   Installment.....................................                       23                       16
   Other...........................................                        8                       17
                                                      ---------------------------------------------------
   Total recoveries................................                       40                       70
                                                      ---------------------------------------------------
Net charge-offs....................................                      112                      310
Balance of acquired allowance
 at date of acquisition............................                        0                      678
Additions charged to operations....................                      143                      330
                                                      ---------------------------------------------------
Balance at end of period                                  $            3,337       $            3,306
                                                      ===================================================
Ratios:
   Net charge-offs to
     average loans outstanding(1)..................                     0.17%                    0.15%
  Net charge-offs to total allowance(1)............                    13.43                     9.38
  Allowance to period end
     loans outstanding.............................                     1.26                     1.23
----------------------------------------------------- ===================================================
         1.       Annualized


RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

         For the quarter ended March 31, 1998, the Company reported net income of $1,090,000, an increase of $45,000 or 4.4% from the $1,045,000 reported for the quarter ended March 31, 1997. Increases in net interest income and non-interest income during first quarter 1998 were sufficient to cover increases in non-interest expenses and loan loss provisions to produce the Company's improved bottom line.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 1998 and March 31, 1997 (dollars in thousands):

                                                                 1998                             1997
                                                   -------------------------------- ---------------------------------
                                                        Average            Yield/        Average             Yield/
                                                        Balance   Interest  Rate(4)       Balance   Interest  Rate(4)
                                                   -------------------------------- ---------------------------------
ASSETS
Interest-earning assets:
  Loans (1),(2),(3)..............................    $  265,956  $   6,213  9.47%      $  207,696  $  4,888   9.55%
  Taxable investment securities..................        71,085      1,077  6.14           56,926       858   6.11
  Tax-exempt investment securities(3)............        26,889        470  7.09           15,407       287   7.55
  Federal funds sold.............................        17,065        236  5.61              936        12   5.20
                                                   -------------------------------- ---------------------------------
Total interest-earning assets....................       380,995      7,996  8.51          280,965     6,045   8.73
Non-interest-earning assets:
  Cash and due from banks........................        15,599                            11,451
  Premises and equipment, net....................         6,677                             4,659
  Other assets...................................        15,645                             7,335
Less: Allowance for loan losses..................        (3,333)                           (2,609)
                                                   ------------                     -------------
TOTAL                                                $  415,583                        $  301,801
                                                   ============                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW and money market accounts..................    $  131,356      1,323  4.08%      $  91,227        834   3.71%
  Savings deposits...............................        42,290        295  2.83          38,479        264   2.78
  Time deposits..................................       125,691      1,849  5.97          69,854        962   5.59
  Notes payable..................................         1,333         23  7.08             939         16   6.91
  Federal funds purchased........................             0          0  0.00           4,972         70   5.71
  Securities sold under
    agreement to repurchase......................         9,434        124  5.33           7,231         93   5.22
                                                   -------------------------------- ---------------------------------
Total interest-bearing liabilities...............       310,105      3,614  4.73         212,702      2,239   4.27
                                                   -------------------------------- ---------------------------------
Non-interest-bearing liabilities:
  Demand deposits................................        61,520                           51,097
  Other..........................................         4,753                            1,956
                                                   ------------                     ------------
Total liabilities................................       376,378                          265,755
                                                   ------------                     ------------
Stockholders' equity.............................        39,205                           36,046
                                                   ------------                     ------------
TOTAL............................................    $  415,583                        $ 301,801
                                                   ============                     ============
Net interest earning and interest rate spread....                $   4,382  3.78%                  $  3,806   4.46%
                                                               ====================             =====================
Net yield on interest-earning assets.............                           4.66%                             5.49%
---------------------------------------------------                       =========                        ==========

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

         For the quarter ended March 31, 1998, the Company reported taxable-equivalent net interest income of $4,382,000, an increase of $576,000 or 15.1% from the $3,806,000 reported for the quarter ended March 31, 1997. The inclusion of Richmond added $743,000 to the Company's consolidated taxable-equivalent net interest income. Exclusive of Richmond, taxable-equivalent net interest income decreased $167,000 or 4.4% comparing the first quarters of 1998 and 1997. The decline was due to reduced loan yields resulting from intense pricing competition and increased funding costs resulting from increases in short-term interest rates and a greater percentage of the Company's funding sources in higher costing money market and time deposits in 1998 compared to 1997. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) narrowed to 4.66% for the quarter ended March 31, 1998 from 5.49% for the quarter ended March 31, 1997 (5.40% exclusive of $66,000 in nonaccrual recoveries during first quarter 1997). In addition to the margin impacts previously discussed, the inclusion of Richmond's comparatively lower net interest margin in the Company's results expectedly decreased the Company's consolidated net interest margin. Exclusive of Richmond, the Company's first quarter 1998 net interest margin was 4.91%.

         Taxable-equivalent total interest income increased $1,951,000 in total and $275,000 exclusive of Richmond for the quarter ended March 31, 1998 over the first quarter of 1997. These improvements were mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $100,030,000 increase in the volume of average interest-earning assets in first quarter 1998 over first quarter 1997. Richmond accounted for $80,338,000 of this increase with the remaining $19,692,000 due to growth at State Financial Bank and State Financial Bank - Waterford over the preceding twelve months. Although interest-earning asset volume increased, the Company experienced a decline in the overall yield on interest-earning assets between first quarter 1997 and first quarter 1998. The Company's yield on interest-earning assets was 8.51% in total and 8.53% exclusive of Richmond for first quarter 1998 compared to 8.73% for first quarter 1997. The main reason for the yield decline was a decrease in the Company's loan yield to 9.47% (9.36% exclusive of Richmond) in first quarter 1998 from 9.55% in first quarter 1997. Intense loan pricing competition in the Company's market area was the main reason for the loan yield decline between the two periods. Also impacting the decline in the Company's overall yield on interest-earning assets was a decrease in loans as a percentage of interest-earning assets. For the quarter ended March 31, 1998, average loans decreased to 69.8% of interest-earning assets from 73.9% for the quarter ended March 31, 1997, mainly due to the inclusion of Richmond's proportionately lower concentration of loans in its asset base.

         The Company also experienced an increase in its funding costs in first quarter 1998 over first quarter 1997. This increase was mainly due to the inclusion of Richmond and its proportionately higher cost of funds in the Company's consolidated operations combined with deposit growth concentrated mostly in money market and time deposits, historically the Company's highest costing deposit funding sources. For the quarter ended March 31, 1998, interest expense increased $1,375,000 over the first quarter of 1997. The inclusion of Richmond's operations accounted for $933,000 of this increase with the remaining $442,000 the result of greater funding costs incurred at State Financial Bank and State Financial Bank-Waterford between the two periods. The Company expected the inclusion of Richmond to increase its average cost of funds due to its comparatively higher average funding cost. For the quarter ended March 31, 1998, Richmond average cost of interest-bearing liabilities was 5.29% compared to 4.55% for the Company, exclusive of Richmond. Richmond's higher funding costs were mainly the result of a lower percentage of its deposits in non-interest bearing demand accounts and historically more aggressive deposit pricing strategies on its interest-bearing deposit products. The Company believes it has opportunity to improve Richmond's funding costs by furthering the bank's business development efforts to attract additional commercial customers, which would commensurately result in increases in business demand account balances, as well as prudently adjusting deposit pricing on the bank's interest-bearing deposit products. In addition to the Richmond impact, the Company also experienced an increase in its funding costs from volume and rate increases in time and money market deposits at its existing banking operations. Exclusive of Richmond, average interest-bearing liabilities increased $26,279,000 or 12.4% for the quarter ended March 31, 1998 over the quarter ended March 31, 1997. Over the same period, NOW, money market, and time deposits increased $32,795,000. The percentage of the Company's average interest-bearing liabilities in higher cost deposit categories increased to 81.1% of total interest-bearing liabilities during first quarter 1998 from 75.7% during first quarter 1997. Short term market interest rates were comparatively higher in first quarter 1998 than first quarter 1997. Approximately 20% of the Company's first quarter 1998 average interest-bearing liabilities were in money market index accounts, the rate on which is tied to IBC's seven day compounded money fund. With the increase in short-term interest rates, the Company's cost of NOW and money market accounts increased to 4.15% in first quarter 1998 (exclusive of Richmond) from 3.71% in first quarter 1997. Market rates also impacted the cost of the Company's time deposits, as the average rate increased to 5.97% (5.76% exclusive of Richmond) in first quarter 1998 from 5.59% in first quarter 1997. As a result of these changes, the Company's cost of interest-bearing liabilities increased to 4.73% in total, and 4.55% exclusive of Richmond, for the quarter ended March 31, 1998 from 4.27% for the quarter ended March 31, 1997.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $60,000 in the first quarter of 1998 due to the inclusion of Richmond in the Company's consolidated operations.

OTHER INCOME

         Total other income increased $626,000 for the quarter ended March 31, 1998 compared to the same period in 1997. The inclusion of Richmond in the Company's consolidated operations accounted for $259,000 of this increase. Exclusive of Richmond, total other income increased $367,000 or 48.6% first quarter 1998 over first quarter 1997. Investment security gains totaling $202,000 combined with increases of $60,000 in loan sale gains, $58,000 in ATM fees, $42,000 in sales of other real estate, $19,000 in merchant services, and $17,000 in investment security commissions, offset by declines of $24,000 in service charges and $11,000 in building rent accounted for the net improvement in first quarter 1998 other income exclusive of Richmond. The $202,000 in investment security gains were mainly the result of State Financial Services Corporation's liquidation of approximately $233,000 in marketable equity securities during first quarter 1998. The Company has approximately $780,000 of remaining equity securities which it expects to prudently liquidate throughout the course of 1998. First quarter 1998 loan sale gains increased $60,000 due to volume increases at State Financial Mortgage Company resulting from its continued development and an increase in mortgage refinancings over first quarter 1997. ATM fees increased $58,000 mainly due to the Company's recently instituted (November 1997) fees for usage of its ATM's by non-customers. The increase in first quarter 1998 other real estate gains was mainly due to the sale of one property at State Financial Bank in first quarter 1998. Merchant services income increased $19,000 in first quarter 1998 mainly due to volume increases at State Financial Bank and State Financial Bank - Waterford as the Company continues to actively market this product line to local businesses. Investment security commissions improved $17,000 due to continued development of this business line at the banks. The $24,000 decline in service charge income was mainly due to lower income from business service charges as customers have increased their compensating balances over the preceding twelve months and volume reductions in NSF fees. The $11,000 decline in building rent was mainly the result of a reduction in the amount of space the Company occupied at its Greenfield location effective at the beginning of 1998. The Company previously subleased this space to an outside tenant.

OTHER EXPENSES

         Total other expenses increased $1,013,000 for the three months ended March 31, 1998 compared to the same period in 1997. The inclusion of Richmond accounted for $874,000 of this increase. Exclusive of Richmond total other expenses increased $139,000 or 5.0% for the quarter ended March 31, 1998 compared to March 31, 1997. Salaries and employee benefits increased $542,000 in total and $151,000 exclusive of Richmond, mainly due to annual salary adjustments, the additional staff related to State Financial Bank - Waterford's new Burlington location which opened in May 1997, and increases in health insurance costs related to premium increases and a greater percentage of employees electing this benefit in 1998 as compared to 1997. Expenses for occupancy and equipment increased $115,000 in total, of which Richmond accounted for $124,000. Exclusive of Richmond, occupancy expenses declined $9,000 mainly due to lower snow removal expenses incurred in 1998. Data processing expense increased $66,000 in total and $28,000 exclusive of Richmond due to rate increases from the Company's service provider, costs resulting from additional computer based delivery products offered in 1998, and volume increases in electronic funds transfer products, primarily debit cards. Legal and professional fees increased $35,000 virtually all of which was due to the inclusion of Richmond. Advertising expense increased $28,000 due to the inclusion of Richmond ($16,000) and an increased marketing budget at State Financial Bank and State Financial Bank - Waterford ($12,000). Goodwill amortization increased $103,000, all of which was related to the additional noncash expense resulting from the Richmond acquisition. Other expenses increased $129,000 in total and decreased $18,000 exclusive in Richmond. The decrease resulted mainly from lower expenses for correspondent bank service fees in first quarter 1998 compared to first quarter 1997.

INCOME TAXES

         Income taxes for the quarter ended March 31, 1998 increased $15,000 over the first quarter of 1997. The increase in income tax expense was mainly the result of a $43,000 increase in income before income taxes, adjusted for tax-exempt interest income and goodwill amortization which are excluded in calculating the Company's income tax expense.

LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $36,830,000 and $38,780,000 at March 31, 1998 and December 31, 1997, respectively.

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

CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 1998, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                                                  Regulatory                     Regulatory
                                                                                   Minimum                    Well-capitalized
                                                      Actual                     Requirement                    Requirement
                                                      ------                     -----------                    -----------
                                                                             (dollars in thousands)

                                             Amount         Percent          Amount      Percent          Amount         Percent
                                             ------         -------          ------      -------          ------         -------
Tier 1 leverage                              30,599            7.5%          16,312         4.0%          20,390            5.0%
Tier 1 risk-based capital                    30,599           11.1%          11,025         4.0%          16,538            6.0%
Risk-based capital                           33,936           12.3%          22,050         8.0%          27,563           10.0%

         The Company is pursuing a policy of continued asset growth which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the "well-capitalized" definition. The Company seeks to obtain additional capital growth through earnings retention and a conservative dividend policy.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      As of March 31, 1998, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

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


                                      STATE FINANCIAL SERVICES CORPORATION
                                      (Registrant)



Date: May 7, 1998
      -----------
                                      By  /s/ Michael J. Falbo
                                         ----------------------
                                       Michael J. Falbo
                                       President and Chief Executive Officer



Date: May 7, 1998
      -----------
                                      By /s/ Michael A. Reindl
                                        -----------------------
                                       Michael A. Reindl
                                       Senior Vice President, Controller,
                                       and Chief Financial Officer