Form 10-Q/A
period 1998-03-31
STATE FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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



              10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN
              ----------------------------------------------------
                    53130 (Address and Zip Code of principal
                               executive offices)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                           Three months ended March 31,
                                                                                         1998                        1997
                                                                                ----------------------      ----------------------
INTEREST INCOME:
  Loans, including fees                                                                    $ 6,187,674                $  4,868,835
  Investment securities
    Taxable                                                                                  1,076,985                     857,954
    Tax-exempt                                                                                 310,247                     189,306
  Federal funds sold                                                                           236,240                      12,175
                                                                                ----------------------      ----------------------
                                                         TOTAL INTEREST INCOME               7,811,146                   5,928,270
INTEREST EXPENSE:
  Deposits                                                                                   3,466,559                   2,060,027
  Notes payable and other borrowings                                                           147,353                     178,973
                                                                                ----------------------      ----------------------
                                                        TOTAL INTEREST EXPENSE               3,613,912                   2,239,000
                                                                                ----------------------      ----------------------
                                                           NET INTEREST INCOME               4,197,234                   3,689,270
Provision for loan losses                                                                      142,500                      82,500
                                                                                ----------------------      ----------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES               4,054,734                   3,606,770
OTHER INCOME:
  Service charges on deposit accounts                                                          297,948                     250,893
  Merchant service fees                                                                        295,495                     270,460
  Building rent                                                                                 73,409                      77,663
  ATM fees                                                                                     116,120                      43,571
  Gains on sale of loans                                                                       156,981                      16,586
  Investment security gains                                                                    202,058                         -0-
  Other                                                                                        239,781                      96,329
                                                                                ----------------------      ----------------------
                                                            TOTAL OTHER INCOME               1,381,792                     755,502
OTHER EXPENSES:
  Salaries and employee benefits                                                             1,756,879                   1,214,522
  Net occupancy expense                                                                        255,474                     253,016
  Equipment rentals, depreciation and maintenance                                              371,957                     259,840
  Data processing                                                                              248,995                     182,745
  Legal and professional                                                                       125,675                      90,213
  Merchant service charges                                                                     219,943                     223,507
  ATM charges                                                                                   45,395                      47,107
  Advertising                                                                                  114,409                      86,625
  Goodwill amortization                                                                        140,460                      37,857
  Other                                                                                        507,764                     378,348
                                                                                ----------------------      ----------------------
                                                          TOTAL OTHER EXPENSES               3,786,951                   2,773,780

                                                    INCOME BEFORE INCOME TAXES               1,649,575                   1,588,492
Income taxes                                                                                   559,076                     543,989
                                                                                ----------------------      ----------------------
                                                                    NET INCOME             $ 1,090,499                $  1,044,503
                                                                                ======================      ======================

 Basic earnings per common share                                                                $ 0.29                      $ 0.28
 Diluted earnings per common share                                                                0.28                        0.27
 Dividends per common share                                                                       0.12                        0.10

Weighted average common shares outstanding
 Basic                                                                                       3,775,086                   3,795,107
 Diluted                                                                                     3,827,313                   3,846,429
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


                             STATE FINANCIAL SERVICES CORPORATION
                             (Registrant)




Date: May 14, 1998
      ---------------

                             By /s/ Michael J. Falbo
                                ---------------------------------------------
                                Michael J. Falbo
                                President and Chief Executive Officer




Date: May 14, 1998
      ---------------

                             By /s/ Michael A. Reindl
                                ---------------------------------------------
                                Michael A. Reindl
                                Senior Vice President, Controller, and Chief
                                Financial Officer