Form 10-Q
period 1998-06-30
STATE FINANCIAL SERVICES CORP
filed 1998-08-03
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        JUNE 30, 1998

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

         As of July 31, 1998, there were 3,891,131 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997                        2

                Consolidated Statements of Income for the
                Three Months ended June 30, 1998 and 1997                  3

                Consolidated Statements of Income for the
                Six Months ended June 30, 1998 and 1997                    4

                Consolidated Statements of Cash Flows for the
                Six Months ended June 30, 1998 and 1997                    5

                Notes to Consolidated Financial Statements                 6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8



                           PART II - OTHER INFORMATION

Items 1-6                                                                 18

Signatures                                                                20

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

 STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                       June 30,                  December 31,
                                                                                         1998                        1997
                                                                                ----------------------      ----------------------
ASSETS
  Cash and due from banks                                                               $   22,125,840             $    27,506,201
  Federal funds sold                                                                         5,551,433                  11,273,835
  Other short-term investments                                                               7,600,000                         -0-
                                                                                ----------------------      ----------------------
  Cash and cash equivalents                                                                 35,277,273                  38,780,036
Investment securities
  Held-to-maturity (fair value $17,014,000 - June 30, 1998
      and $21,208,000 - December 31, 1997)                                                  16,848,229                  20,997,095
  Available for sale (at fair value)                                                        85,231,732                  74,254,433

  Loans (net of allowance for loan losses of $3,371,435-1998
      and $3,306,168-1997)                                                                 258,740,498                 264,513,049

  Premises and equipment                                                                     6,570,964                   6,914,446
  Accrued interest receivable                                                                3,150,306                   2,943,801
  Other assets                                                                              12,100,141                  12,875,193
                                                                                ----------------------      ----------------------
                                                                  TOTAL ASSETS          $  417,919,143             $   421,278,053
                                                                                ======================      ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                                  68,244,177                  69,170,535
    Savings                                                                                 85,019,978                  83,759,867
    Money market                                                                            91,153,441                  89,853,817
    Other time                                                                             118,574,467                 124,707,670
                                                                                ----------------------      ----------------------
                                                                TOTAL DEPOSITS             362,992,063                 367,491,889
  Notes payable                                                                                900,000                   5,300,000
  Securities sold under agreements to repurchase                                             9,826,139                   4,850,160
  Federal funds purchased                                                                      150,000                         -0-
  Accrued expenses and other liabilities                                                     2,615,638                   3,213,441
  Accrued interest payable                                                                   1,627,278                   1,874,197
                                                                                ----------------------      ----------------------
                                                             TOTAL LIABILITIES             378,111,118                 382,729,687
Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--3,890,084 shares in 1998
       and 3,872,553 in 1997                                                                   389,008                     387,256
    Capital surplus                                                                         29,147,048                  28,964,328
    Net unrealized holding gain on securities available for sale                               555,497                     888,649
    Retained earnings                                                                       11,099,105                   9,787,620
    Less:  Guaranteed ESOP obligation                                                       (1,382,633)                 (1,479,487)
                                                                                ----------------------      ----------------------
                                                    TOTAL STOCKHOLDERS' EQUITY              39,808,025                  38,548,366
                                                                                ----------------------      ----------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  417,919,143             $   421,278,053
                                                                                ======================      ======================


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                           Three months ended June 30,

                                                                                        1998                        1997
                                                                                ----------------------      ----------------------
INTEREST INCOME:
  Loans, including fees                                                                $     6,188,242             $     4,939,373
  Investment securities
    Taxable                                                                                  1,203,472                     862,186
    Tax-exempt                                                                                 318,198                     190,084
  Federal funds sold                                                                           112,640                         508
                                                                                ----------------------      ----------------------
                                                         TOTAL INTEREST INCOME               7,822,552                   5,992,151
INTEREST EXPENSE:
  Deposits                                                                                   3,369,658                   2,197,702
  Notes payable and other borrows                                                              152,194                     144,356
                                                                                ----------------------      ----------------------
                                                        TOTAL INTEREST EXPENSE               3,521,852                   2,342,058
                                                                                ----------------------      ----------------------
                                                           NET INTEREST INCOME               4,300,700                   3,650,093
Provision for loan losses                                                                      142,500                      82,500
                                                                                ----------------------      ----------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES               4,158,200                   3,567,593
OTHER INCOME:
  Service charges on deposit accounts                                                          314,996                     261,834
  Merchant service fees                                                                        304,054                     288,445
  Building rent                                                                                 68,819                      77,430
  ATM fees                                                                                     119,257                      51,758
  Gains on sale of loans                                                                       218,913                      64,029
  Investment security gains                                                                    205,131                         -0-
  Other                                                                                        211,026                     107,701
                                                                                ----------------------      ----------------------
                                                            TOTAL OTHER INCOME               1,442,196                     851,197
OTHER EXPENSES:
  Salaries and employee benefits                                                             1,788,748                   1,239,404
  Net occupancy expense                                                                        230,706                     230,388
  Equipment rentals, depreciation and maintenance                                              369,822                     275,876
  Data processing                                                                              249,175                     185,558
  Legal and professional                                                                       154,495                      90,000
  Merchant service charges                                                                     239,736                     237,619
  ATM charges                                                                                   53,572                      50,884
  Advertising                                                                                  117,254                     103,550
  Goodwill amortization                                                                        144,980                      37,856
  Other                                                                                        547,079                     366,566
                                                                                ----------------------      ----------------------
                                                          TOTAL OTHER EXPENSES               3,895,567                   2,817,691

                                                    INCOME BEFORE INCOME TAXES               1,704,829                   1,601,099
Income taxes                                                                                   568,522                     546,070
                                                                                ----------------------      ----------------------
                                                                    NET INCOME         $     1,136,307             $     1,055,029
                                                                                ======================      ======================

 Basic earnings per common share                                                       $          0.30             $          0.28
 Diluted earnings per common share                                                                0.30                        0.27
 Dividends per common share                                                                       0.12                        0.10

Weighted average common shares outstanding
 Basic                                                                                       3,792,538                   3,815,252
 Diluted                                                                                     3,830,579                   3,871,614

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                            Six months ended June 30,

                                                                                         1998                        1997
                                                                                ----------------------      ----------------------
INTEREST INCOME:
  Loans, including fees                                                                $    12,375,916             $     9,808,208
  Investment securities
    Taxable                                                                                  2,280,457                   1,720,140
    Tax-exempt                                                                                 628,445                     379,390
  Federal funds sold                                                                           348,880                      12,683
                                                                                ----------------------      ----------------------
                                                         TOTAL INTEREST INCOME              15,633,698                  11,920,421
INTEREST EXPENSE:
  Deposits                                                                                   6,836,217                   4,257,729
  Notes payable and other borrowings                                                           299,547                     323,329
                                                                                ----------------------      ----------------------
                                                        TOTAL INTEREST EXPENSE               7,135,764                   4,581,058
                                                                                ----------------------      ----------------------
                                                           NET INTEREST INCOME               8,497,934                   7,339,363
Provision for loan losses                                                                      285,000                     165,000
                                                                                ----------------------      ----------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES               8,212,934                   7,174,363
OTHER INCOME:
  Service charges on deposit accounts                                                          612,944                     512,727
  Merchant service fees                                                                        599,549                     558,905
  Building rent                                                                                142,228                     155,093
  ATM fees                                                                                     235,377                      95,329
  Gains on sale of loans                                                                       375,894                      80,615
  Investment security gains                                                                    407,189                         -0-
  Other                                                                                        450,807                     199,418
                                                                                ----------------------      ----------------------
                                                            TOTAL OTHER INCOME               2,823,988                   1,602,087
OTHER EXPENSES:
  Salaries and employee benefits                                                             3,545,627                   2,453,926
  Net occupancy expense                                                                        486,180                     483,404
  Equipment rentals, depreciation and maintenance                                              741,779                     535,716
  Data processing                                                                              498,170                     368,303
  Legal and professional                                                                       280,170                     180,213
  Merchant service charges                                                                     459,679                     461,126
  ATM charges                                                                                   98,967                      97,991
  Advertising                                                                                  231,663                     190,175
  Goodwill amortization                                                                        285,440                      75,713
  Other                                                                                      1,054,843                     740,292
                                                                                ----------------------      ----------------------
                                                          TOTAL OTHER EXPENSES               7,682,518                   5,586,859

                                                    INCOME BEFORE INCOME TAXES               3,354,404                   3,189,591
Income taxes                                                                                 1,127,598                   1,090,059
                                                                                ----------------------      ----------------------
                                                                    NET INCOME         $     2,226,806             $     2,099,532
                                                                                ======================      ======================

 Basic earnings per common share                                                       $          0.59             $          0.55
 Diluted earnings per common share                                                                0.58                        0.54
 Dividends per common share                                                                       0.24                        0.20

Weighted average common shares outstanding
 Basic                                                                                       3,779,398                   3,805,236
 Diluted                                                                                     3,819,060                   3,859,241

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                            Six months ended June 30,

                                                                                         1998                        1997
                                                                                ----------------------      ----------------------
OPERATING ACTIVITIES
  Net income                                                                            $    2,226,806              $    2,099,532
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                                285,000                     165,000
      Provision for depreciation                                                               467,423                     339,725
      Amortization of investment security
        premiums and accretion of discounts-net                                                 97,854                      30,404
      Amortization of goodwill                                                                 285,440                      75,713
      Amortization of branch acquisition premium                                                   -0-                      14,833
      Increase in interest receivable                                                         (206,505)                    (94,298)
      Increase (decrease) in interest payable                                                 (246,919)                    151,215
      Realized investment security gains-net                                                  (407,189)                        -0-
      Other                                                                                     54,973                    (207,394)
                                                                                ----------------------      ----------------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES               2,556,883                   2,574,730
INVESTING ACTIVITIES
  Purchases of investment securities                                                               -0-                         -0-
  Maturities of investment securities                                                        4,130,000                   5,460,000
  Purchases of securities available for sale                                               (29,624,009)                (13,615,318)
  Maturities of securities available for sale                                                9,226,918                   6,576,946
  Sales of securities available for sale                                                     9,251,675                         -0-
  Net decrease (increase) in loans                                                           5,487,551                  (9,027,367)
  Purchases of premises and equipment                                                         (123,941)                   (279,903)
                                                                                ----------------------      ----------------------
                                         NET CASH USED BY INVESTING ACTIVITIES              (1,651,806)                (10,885,642)
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                                           (4,499,826)                  5,954,635
  Decrease in notes payable                                                                 (4,400,000)                    (30,000)
  Decrease in guaranteed ESOP obligation                                                        96,854                      65,528
  Net proceeds from securities sold under agreement to repurchase                            4,975,979                   2,300,000
  Net proceeds from federal funds purchased                                                    150,000                  (5,350,000)
  Cash dividends                                                                              (915,320)                   (767,110)
  Issuance of common stock under Dividend Reinvestment Plan                                        -0-                     204,818
  Proceeds from exercise of stock options                                                      184,473                      94,190
                                                                                ----------------------      ----------------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES              (4,407,840)                  2,472,061
                                                                                ----------------------      ----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (3,502,763)                 (5,838,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            38,780,036                  21,280,918
                                                                                ----------------------      ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   35,277,273              $   15,442,067
                                                                                ======================      ======================
Supplemental information:
  Interest paid                                                                         $    7,382,683              $    4,429,843
  Income taxes paid                                                                          1,170,000                   1,201,000



See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank - Waterford ("Waterford"), State Financial Mortgage Company, and Richmond Bancorp, Inc. ("Bancorp"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Bancorp also includes the accounts of its wholly owned subsidiaries, State Financial Bank (Illinois, "Richmond") and State Financial Investments, Inc. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1997.


NOTE B--ACQUISITIONS

         On December 31, 1997, the Company completed its acquisition of Bancorp located in Richmond, Illinois. The Company purchased the outstanding common stock of Bancorp for $10,787,000 in cash. In connection with the acquisition, the Company borrowed $3,900,000 on its line of credit and assumed $1,400,000 of Bancorp's outstanding debt. At June 30, 1998, the amount of debt outstanding from the Bancorp acquisition had been reduced to $900,000. The acquisition was recorded using purchase accounting. Application of purchase accounting requires the inclusion of Bancorp's operating results in the consolidated statements of income from the date of acquisition. Accordingly, Bancorp's operating results are included in the Company's consolidated statements of income for the three and six months ended June 30, 1998 and Bancorp's financial condition is included in the Company's consolidated balance sheets dated June 30, 1998 and December 31, 1997. No operating results or financial condition of Bancorp is included in the Company's consolidated statements of income for the three and six months ended June 30, 1997.

         On a pro form basis, total income, net income, basic and fully diluted earnings per share for the three and six months ended June 30, 1997, after giving effect to the acquisition of Bancorp as if it had occurred on January 1, 1997 are as follows:


                                           For the three           For the six
                                           months ended           months ended
                                             June 30,               June 30,
                                               1997                   1997
                                       --------------------------------------------
Total income                                $8,753,962            $17,434,909
Net income                                   1,091,633              1,917,188
Basic earnings per share                         $0.29                  $0.50
Diluted earnings per share                       $0.28                  $0.50

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1998

NOTE C--PENDING ACQUISITION

         On June 1, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Home Bancorp of Elgin, Inc., ("Home"), Elgin, Illinois. Home is the parent thrift holding company of Home Federal Savings, a thrift institution which operates five offices in Elgin, South Elgin, Bartlett, Roselle, and Crystal Lake, Illinois. The merger will be treated as a reorganization under Section 368 of the Internal Revenue Code and a pooling for purposes of generally accepted accounting principles.

         The Merger, which requires approval by shareholders of both companies and regulatory authorities, is expected to be completed in the first quarter of 1999.

         Pursuant to the Agreement, the exchange ratio in the transaction is subject to certain caps and will be based on the Company's average closing price for the twenty consecutive trading days prior to closing based on the following schedule:


The Company's
Average Share Price                  Exchange Ratio
-------------------                  --------------
$20.00 - $21.125                     Fixed at 0.86
$21.126 - $22.625                    Fixed at 0.857143
$22.626 - $30.00                     The quotient obtained by dividing $19.50
                                     by the market value of SFSC common
                                     stock
$30.01 - $31.375                     Fixed at 0.65
Greater than $31.375                 Fixed at 0.64


         In the event the Company's average share price is below $20.00, the Company can elect to close the transaction at the 0.86 exchange ratio or an exchange ratio assigning $17.25 as the value of Home's shares, subject to Home's acceptance. Home has also granted the Company an option to acquire up to 19.9% of its common stock.

         The Company estimates that it will take a $12 million pre-tax restructuring charge at closing related to the acquisition. These include costs related to professional fees, employment contracts, and investment banking fees aggregating $7.5 million and $4.5 million related to the change in control provisions of Home's Employee Stock Ownership Plan.

         At June 30, 1998, Home had total assets of $367.7 million. Home's shares are traded on the Nasdaq National Market under the symbol "HBEI".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

         At June 30, 1998, total assets were $417,919,000 compared to $421,278,000 at December 31, 1997. For the quarter ended June 30, 1998, total deposits decreased $4,500,000. The Company historically experiences deposit contraction in the first half of the year as local business and municipalities deploy built-up cash reserves into their respective operating cycles or deploy deposit funds in repurchase agreements with the Company. Other significant uses of funds during the first six months of 1998 consisted of $7,015,000 in net investment securities purchases, the repayment of $4,400,000 in notes payable resulting from the Richmond acquisition, the payment of $915,000 in cash dividends, and the purchase of $124,000 in fixed assets. Funding sources came from a $5,488,000 contraction in loans during the first six months of 1998 mainly due to mortgage loan sales at Richmond and softer loan demand at the Company's Wisconsin banking operations. Additional funding sources came from $4,976,000 in repurchase agreement proceeds, $3,503,000 in cash and cash equivalents contraction, $2,557,000 in net cash from operating activities, $184,000 in proceeds from exercised stock options, $150,000 in fed funds purchased, and $97,000 in ESOP loan repayments.

ASSET QUALITY

         At June 30, 1998, non-performing assets were $2,458,000, a decrease of $453,000 from March 31, 1998. Other real estate decreased $449,000 due to the sale of two properties during second quarter 1998. The remaining $4,000 decline in total non-performing assets was the result of net reductions in the level of non-performing loans during the quarter. As a result of the decrease in the level of other real estate, total non-performing assets as a percentage of total assets declined to 0.59% at June 30, 1998 from 0.69% at March 31, 1998. As a percentage of total loans outstanding, the level of non-performing loans increased slightly to 0.94% at June 30, 1998 from 0.93% at March 31, 1998 due to a decline in the balance of loans outstanding at June 30.

         At June 30, 1998, available information would suggest that additional loans totaling approximately $625,000 would likely be included as nonaccrual, past due or restructured during the second quarter of 1998.

         The following table summarizes non-performing assets on the dates indicated (dollars in thousands).



                                                        Jun. 30       Mar. 31        Dec. 31       Sep. 30        Jun. 30
                                                           1998          1998           1997          1997           1997
                                                   ------------------------------------------------------------------------
Nonaccrual loans.................................. $      2,335         2,389   $      2,537   $     1,981   $      2,285
Accruing loans past due 90 days or more...........          118            68             20            27             34
Restructured loans................................            0             0              0             0              0
                                                   ------------------------------------------------------------------------
Total non-performing and restructured loans.......        2,453         2,457          2,557         2,008          2,319
                                                   ------------------------------------------------------------------------
Other real estate owned...........................            5           454            334            15              0
                                                   ------------------------------------------------------------------------
Total non-performing assets....................... $      2,458         2,911          2,891   $     2,023   $      2,319
                                                   ========================================================================
Ratios:
  Non-performing loans to total loans.............         0.94          0.93%          0.95%         0.95%          1.10%
  Allowance to non-performing loans...............       137.44        135.81         129.29        134.86         115.14
  Non-performing assets to total assets...........         0.59          0.69           0.69          0.65           0.76
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

ALLOWANCE FOR LOAN LOSSES

         Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 1998, the Allowance was $3,371,000, an increase of $65,000 from the balance at December 31, 1997. This increase was due to loan loss provisions exceeding net charge-offs through the first six months of 1998.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.29% at June 30, 1998 compared to 1.23% at December 31, 1997. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 1998.

         The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                              Six months
                                                                 ended                 Year ended
                                                             June 30, 1998            Dec. 31, 1997
                                                      ---------------------------------------------------
Balance at beginning of period.....................       $          3,306         $          2,608
Charge-offs:
   Commercial......................................                     53                      123
   Real estate.....................................                     30                       40
   Installment.....................................                    234                       71
   Other...........................................                     57                      146
                                                      ---------------------------------------------------
   Total charge-offs...............................                    374                      380
                                                      ---------------------------------------------------
Recoveries:
   Commercial......................................                     54                        8
   Real estate.....................................                     48                       29
   Installment.....................................                     37                       16
   Other...........................................                     15                       17
                                                      ---------------------------------------------------
   Total recoveries................................                    154                       70
                                                      ---------------------------------------------------
Net charge-offs....................................                    220                      310
Balance of acquired allowance
 at date of acquisition............................                      0                      678
Additions charged to operations....................                    285                      330
                                                      ---------------------------------------------------
Balance at end of period                                  $          3,371        $           3,306
                                                      ===================================================
Ratios:
   Net charge-offs to
     average loans outstanding(1)..................                     0.17%                    0.15%
  Net charge-offs to total allowance(1)............                    13.05                     9.38
  Allowance to period end
     loans outstanding.............................                     1.29                     1.23
------------------------------------------------------===================================================

(1)       Annualized

RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997

GENERAL

         For the quarter ended June 30, 1998, the Company reported net income of $1,136,000, an increase of $81,000 or 7.7% from the $1,055,000 reported for the quarter ended June 30, 1997. Increases in net interest income and non-interest income during second quarter 1998 were sufficient to cover increases in non-interest expenses and loan loss provisions to produce the Company's improved bottom line.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 1998 and June 30, 1997 (dollars in thousands):

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
                                                   -------------------------------- ---------------------------------

                                                        Average            Yield/        Average             Yield/
                                                        Balance   Interest  Rate(4)      Balance   Interest  Rate(4)
                                                   -------------------------------- ---------------------------------

ASSETS
Interest-earning assets:
  Loans (1),(2),(3)..............................    $  26,275,  $   6,220  9.49%      $  209,982  $  4,960   9.47%
  Taxable investment securities..................       583,079      1,204  5.81           56,259       862   6.15
  Tax-exempt investment securities (3)...........       ,240,43        481  8.02           15,387       288   7.51
  Federal funds sold.............................         5,000        113  5.54                3         0   5.25
                                                   -------------------------------- ---------------------------------
Total interest-earning assets....................       378,058      8,018  8.51          281,631     6,110   8.70
Non-interest-earning assets:
  Cash and due from banks........................        15,965                            11,906
  Premises and equipment, net....................         6,655                             4,580
  Other assets...................................        15,207                             7,120
Less: Allowance for loan losses..................        (3,339)                           (2,663)
                                                   ------------                     -------------
TOTAL                                                $  412,546                        $  302,574
                                                   ============                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts...................................    $   37,956        247  2.61%      $  22,169        103   1.86%
  Money market accounts..........................        88,452      1,023  4.64          63,718        732   4.61
  Savings deposits...............................        44,537        306  2.75          38,611        267   2.77
  Time deposits..................................       122,336      1,793  5.88          77,449      1,096   5.67
  Notes payable..................................           900         21  9.36             932         16   6.89
  Federal funds purchased........................           180          3  5.79           2,136         32   6.01
  Securities sold under
    agreement to repurchase......................         9,739        129  5.31           7,354         96   5.24
                                                   -------------------------------- ---------------------------------
Total interest-bearing liabilities...............       304,100      3,522  4.65         212,369      2,342   4.42
                                                   -------------------------------- ---------------------------------
Non-interest-bearing liabilities:
  Demand deposits................................        65,066                           51,495
  Other..........................................         3,808                            1,804
                                                   ------------                     ------------
Total liabilities................................       372,974                          265,668
                                                   ------------                     ------------
Stockholders' equity.............................        39,572                           36,906
                                                   ------------                     ------------
TOTAL............................................    $  412,546                        $ 302,574
                                                   ============                     ============
Net interest earning and interest rate spread....                $   4,496  3.86%                  $  3,768   4.28%
                                                               ====================             =====================
Net yield on interest-earning assets.............                           4.77%                             5.37%
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

         For the quarter ended June 30, 1998, the Company reported taxable-equivalent net interest income of $4,496,000, an increase of $728,000 or 19.3% from the $3,768,000 reported for the quarter ended June 30, 1997. The inclusion of Richmond added $749,000 to the Company's consolidated taxable-equivalent net interest income. Exclusive of Richmond, taxable-equivalent net interest income decreased $21,000 or 0.6% between second quarter 1998 and 1997. The decline was due to the incorporation of Richmond's comparatively lower net interest margin in the Company's consolidated operations, reduced loan yields at the Company's Wisconsin banks resulting from intense pricing competition, and increased funding costs resulting mainly from a greater percentage of the Company's funding sources in higher costing money market and time deposits in 1998 compared to 1997. Richmond's lower margin was mainly due to its higher funding costs as compared to the Company's other banking operations. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) narrowed to 4.77% for the quarter ended June 30, 1998 from 5.37% for the quarter ended June 30, 1997. Exclusive of Richmond and its comparatively lower net interest margin, the Company's second quarter 1998 net interest margin was 5.06%.

         Taxable-equivalent total interest income increased $1,908,000 in total and $252,000 exclusive of Richmond for the quarter ended June 30, 1998 compared to the second quarter of 1997. These improvements were mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $96,427,000 or 34.2% increase in the volume of average interest-earning assets in second quarter 1998 over second quarter 1997. Richmond accounted for $79,336,000 of this increase with the remaining $17,091,000 due to growth at State Financial Bank and State Financial Bank - Waterford over the preceding twelve months. The Company continued to experience a decline in the overall yield on interest-earning assets between second quarter 1997 and second quarter 1998. The Company's yield on interest-earning assets was 8.51% in total and 8.54% exclusive of Richmond for second quarter 1998 compared to 8.70% for second quarter 1997. The yield decline was due to decreases in the Company's loan yield at its Wisconsin banks and a reduced return on taxable investment securities. For the quarter ended June 30, 1998, the Company reported improvement in its loan yield to 9.49% in 1998 from 9.47% in 1997 mainly due to the incorporation of Richmond's slightly higher yielding loan portfolio into the Company's consolidated operating performance. Exclusive of Richmond however, loans yielded 9.38% in second quarter 1998 as pricing remained extremely competitive in the Company's Wisconsin markets. The yield on taxable investment securities declined to 5.81% due to the incorporation of Richmond's proportionately lower yielding investment portfolio. Exclusive of Richmond, the yield on taxable investment securities improved to 6.17% in second quarter 1998 from 6.15% in second quarter 1997. Also impacting the decline in the Company's overall yield on interest-earning assets was a decrease in loans as a percentage of interest-earning assets. For the quarter ended June 30, 1998, average loans decreased to 69.5% of interest-earning assets from 74.6% for the quarter ended June 30, 1997, mainly due to the inclusion of Richmond's proportionately lower concentration of loans in its asset base.

         The Company also continued to experience an increase in its funding costs comparing second quarter 1998 to second quarter 1997. However, the comparative increase was not as significant as was experienced between first quarter 1998 and first quarter 1997. The cost of interest-bearing liabilities rose to 4.65% for second quarter 1998 from 4.42% for second quarter 1997. This 23 basis point increase between second quarter 1998 and 1997 compared to a 46 basis point increase between first quarter 1998 and 1997. The Company expected to experience an increase in its cost of funds as it incorporated Richmond and its proportionately higher cost of funds into the Company's consolidated operations. Also impacting the increased funding cost was a greater percentage of interest-bearing liabilities concentrated in higher costing money market and time deposits in 1998 compared to 1997. For the quarter ended June 30, 1998, interest expense increased $1,180,000 over the second quarter of 1997. The inclusion of Richmond's operations accounted for $907,000 of this increase with the remaining $273,000 the result of greater funding costs incurred at State Financial Bank and State Financial Bank-Waterford between the two periods. For the quarter ended June 30, 1998, Richmond's average cost of interest-bearing liabilities was 5.16% compared to 4.51% for the Company, exclusive of Richmond. Richmond's higher funding costs were mainly the result of a lower percentage of its deposits in non-interest bearing demand accounts and historically more aggressive deposit pricing strategies on its interest-bearing deposit products. The Company is working to reduce Richmond's average cost of funds by furthering the bank's business development efforts to attract additional commercial customers which would commensurately result in increases in non-interest-bearing business demand account balances, as well as prudently adjusting deposit pricing on the bank's interest-bearing deposit products. Comparison of Richmond's first and second quarter 1998 cost of funds would indicate initial success in implementing this strategy as Richmond's second quarter 1998 cost of interest-bearing liabilities declined to 5.16% from 5.29% in first quarter 1998. In addition to the Richmond impact, the Company also experienced an increase in its funding costs from volume increases in time and money market deposits and higher money market costs at its existing banking operations. Exclusive of Richmond, average interest-bearing liabilities increased $20,273,000 or 9.5% for the quarter ended June 30, 1998 over the quarter ended June 30, 1997. Over the same period, average money market and time deposits increased $24,076,000. Exclusive of Richmond, the percentage of the Company's average interest-bearing liabilities in money market accounts and time deposits increased to 71.0% of total interest-bearing liabilities for second quarter 1998 from 66.4% for second quarter 1997. Short term market interest rates were comparatively higher in second quarter 1998 than second quarter 1997. Approximately 29% of the Company's second quarter 1998 average interest-bearing liabilities were in money market index accounts, the rate on which is tied to IBC's seven day compounded money fund. Accordingly, with the increase in short-term interest rates between the two periods, the Company's cost of money market accounts increased to 4.69% in second quarter 1998 (exclusive of Richmond) from 4.61% in second quarter 1997. The second quarter increase in time deposit rates to 5.88% from 5.67% in second quarter 1997 was all the result of the inclusion of Richmond's higher average funding cost in the Company's consolidated operating performance. Exclusive of Richmond, the cost of time deposits declined to 5.65% in second quarter 1998.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $60,000 in the second quarter of 1998 due to the inclusion of Richmond in the Company's consolidated operations.

OTHER INCOME

         Total other income increased $591,000 for the quarter ended June 30, 1998 compared to the same period in 1997. The inclusion of Richmond in the Company's consolidated operations accounted for $294,000 of this increase. Exclusive of Richmond, total other income increased $297,000 or 34.9% between second quarter 1998 and second quarter 1997. Increases in Investment security gains, loan sale gains, ATM fees, merchant services and other income (mainly investment security commissions), offset by declines in services charges on deposit accounts and building rent at State's Wisconsin banks produced the improvement in second quarter 1998 total other income. Investment security gains increased $205,000 in total and $201,000 exclusive of Richmond as a result of State Financial Services Corporation's liquidation of marketable equity securities during second quarter 1998. Second quarter 1998 loan sale gains increased $155,000, $53,000 of which was due to volume increases at State Financial Mortgage Company and $101,000 due to the inclusion of Richmond's operating results in this area. ATM fees increased $67,000 in total $48,000 exclusive of Richmond mainly due to the Company's recently instituted (November
1997) fees for usage of its ATM's by non-customers. Merchant services increased $16,000 in total and $11,000 exclusive of Richmond due to volume increases at State Financial Bank and State Financial Bank - Waterford as the Company continues to market this product line to local business. Other income increased $103,000 in total and $17,000 exclusive of Richmond due to improvement in investment security commissions as the Company continued to develop this business line. Service charges on deposit accounts increased $53,000 in total, but decreased $20,000 exclusive of Richmond mainly due to lower business service charge income, as compensating balances have increased over the preceding twelve months, and the volume of checks returned for insufficient funds declined. The $9,000 decline in building rent was mainly the result of a reduction in the amount of space the Company occupied at its Greenfield location effective at the beginning of 1998 which was previously subleased to an outside tenant and two small office vacancies at the Company's Hales Corners location.

OTHER EXPENSES

         Total other expenses increased $1,078,000 for the three months ended June 30, 1998 compared to the same period in 1997. The inclusion of Richmond accounted for $911,000 of this increase. Exclusive of Richmond, total other expenses increased $167,000 or 5.9% for the quarter ended June 30, 1998 compared to June 30, 1997. Salaries and employee benefits increased $549,000 in total and $113,000 exclusive of Richmond, mainly due to annual salary adjustments, the additional staff related to State Financial Bank - Waterford's new Burlington location which opened in May 1997, and increases in health insurance costs related to premium increases and a greater percentage of employees electing this benefit in 1998 as compared to 1997. Expenses for occupancy and equipment increased $94,000 in total, of which Richmond represented $112,000 of this increase. Exclusive of Richmond, occupancy expenses declined $18,000 mainly due to a reduction in rental space occupied at the Company's Greenfield office. Data processing expense increased $64,000 in total and $22,000 exclusive of Richmond due to rate increases from the Company's service provider, costs resulting from additional computer based delivery products offered in 1998, and volume increases in electronic funds transfer products, primarily debit cards. Legal and professional fees increased

$64,000, $55,000 of which was related to Richmond with the remaining $9,000 related to professional services incurred for a profit enhancement study at State Financial Bank. Advertising expense increased $14,000 all due to the inclusion of Richmond. Goodwill amortization, a noncash expense, increased $107,000, all of which resulted from the Richmond acquisition. Other expenses increased $181,000 in total and $45,000 exclusive of Richmond mainly due increased expenses for correspondent bank fees, office supplies and bad check charge-offs.

INCOME TAXES

         Income taxes for the quarter ended June 30, 1998 increased $22,000 compared to second quarter of 1997. Although pre-tax book income increased $104,000, for tax calculation purposes pre-tax income increased only $61,000 due to an increase in tax-exempt interest income, partially offset by an increase goodwill amortization which are excluded in the calculation of the Company's income tax expense.























            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

RESULTS OF OPERATION - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

         For the six months ended June 30, 1998, the Company reported net income of $2,227,000, an increase of $127,000 or 6.1% from the $2,100,000 reported for the six months ended June 30, 1997. Improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions, were the primary reasons the Company showed improved operating performance through the first six months of 1998.

NET INTEREST INCOME

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 1997 and June 30, 1997 (dollars in thousands):

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
                                                   -------------------------------- ---------------------------------

                                                        Average            Yield/        Average             Yield/
                                                        Balance   Interest  Rate(4)      Balance   Interest  Rate(4)
                                                   -------------------------------- ---------------------------------

ASSETS
Interest-earning assets:
  Loans (1),(2),(3)..............................    $  264,349     12,433  9.48%      $  208,846  $  9,848   9.51%
  Taxable investment securities..................        75,152      2,280  6.12           56,591     1,720   6.13
  Tax-exempt investment securities (3)...........        27,420        952  7.00           15,397       575   7.53
  Federal funds sold.............................        12,605        349  5.58              467        13   5.48
                                                   -------------------------------- ---------------------------------
Total interest-earning assets....................       379,526     16,014  8.51          281,301    12,156   8.71
Non-interest-earning assets:
  Cash and due from banks........................        15,737                            11,554
  Premises and equipment, net....................         6,665                             4,619
  Other assets...................................        15,299                             7,225
Less: Allowance for loan losses..................        (3,336)                           (2,636)
                                                   ------------                     -------------
TOTAL                                                $  413,891                        $  302,063
                                                   ============                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW accounts...................................    $   39,066        497  2.57%      $  23,575        215   1.84%
  Money market accounts..........................        89,808      2,096  4.71          64,843      1,455   4.52
  Savings deposits...............................        43,420        601  2.79          38,545        530   2.77
  Time deposits..................................       124,005      3,642  5.92          73,673      2,058   5.63
  Notes payable..................................         1,115         44  7.96             935         32   6.90
  Federal funds purchased........................            90          3  5.79           3,546        102   5.80
  Securities sold under
    agreement to repurchase......................         9,587        253  5.32           7,293        190   5.25
                                                   -------------------------------- ---------------------------------
Total interest-bearing liabilities...............       307,091      7,136  4.69         212,410      4,582   4.35
                                                   -------------------------------- ---------------------------------
Non-interest-bearing liabilities:
  Demand deposits................................        63,262                           51,303
  Other..........................................         4,210                            1,867
                                                   ------------                     ------------
Total liabilities................................       374,563                          265,580
                                                   ------------                     ------------
Stockholders' equity.............................        39,328                           36,483
                                                   ------------                     ------------
TOTAL............................................    $  413,891                        $ 302,063
                                                   ============                     ============
Net interest earning and interest rate spread....                $   8,878  3.82%                  $  7,574   4.36%
                                                               ====================             =====================
Net yield on interest-earning assets.............                           4.72%                             5.43%
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

         The Company reported taxable-equivalent net interest income of $8,878,000 for the six months ended June 30, 1998, an increase of $1,304,000 or 17.2% from the $7,574,000 reported for the six months ended June 30, 1997. The Richmond acquisition accounted for $1,492,000 of this increase. Exclusive of Richmond, taxable-equivalent net interest income decreased $188,000 or 2.5% between the first six months of 1997 and 1998. The decline was due to reduced loan yields resulting from intense pricing competition and increased funding costs resulting mainly from a greater percentage of the Company's funding sources in higher costing money market and time deposits in 1998 compared to 1997. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) narrowed to 4.72% for the six months ended June 30, 1998 from 5.43% for the comparable period in 1997. Exclusive of Richmond and its comparatively lower net interest margin, the Company's net interest margin through the first six months of 1998 was 5.01%.

         Year-to-date, total taxable-equivalent interest income improved $3,858,000 a 31.7% increase. Richmond added $3,332,000 with the remaining $526,000 increase the result of increased interest income resulting from volume increases in loans and tax-exempt investment securities at the Company's Wisconsin operations over the preceding twelve months. The tax-equivalent yield on interest-earning assets declined to 8.51% in 1998 from 8.71% in 1997. The inclusion of Richmond, and its proportionately lower concentration of average interest-earning assets in loans (60.5% for Richmond compared with 72.7% for the Company's Wisconsin banks), and intense loan pricing competition in the Company's Wisconsin markets were the main reasons for the yield decline. Exclusive of Richmond, the tax-equivalent on interest-earning assets was 8.61% for the first six months of 1998 as the loan yield contracted to 9.37% for the six months ended June 30, 1998 from 9.51% for the comparable 1997 period and the percentage of the Company's average Wisconsin interest-earning assets in outstanding loans shrunk to 72.7% in 1998 from 74.2% in 1997. Offsetting this yield contraction was a $15,762,000 increase in the volume of average interest-earning assets outstanding in Wisconsin, mainly in tax-exempt investment securities, federal funds sold, and loans.

         The Company's funding costs increased $2,554,000 in the first six months of 1998 compared to the first half of 1997. The inclusion of Richmond added $1,840,000 in interest expense with the remaining $714,000 increase due to increased cost of funds in Wisconsin. Compared to the first six months of 1997, cost of funds increased overall and exclusive of Richmond. For the first six months of 1998, costs of funds were 4.69% overall and 4.54% exclusive of Richmond, compared to 4.35% for the first six months of 1997. Comparatively Richmond had a higher funding cost as evidenced by its year-to-date rate on interest-bearing liabilities of 5.22%. This higher cost was due mainly due to Richmond's previously aggressive time deposit pricing. Funding costs at the Company's Wisconsin operations increased mainly due to a greater percentage of its growth in average interest-bearing liabilities coming in higher costing money market accounts and time deposits resulting in a larger percentage of its funding sources concentrated in these categories in 1998 compared to 1997. For the six months ended June 30, 1998, average money market accounts and time deposits comprised 71.2% of the Company's average Wisconsin interest-bearing liabilities compared to 65.2% for the first six months of 1997.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $120,000 through the first six months of 1998 as compared to the first six months of 1997. The inclusion of Richmond in the Company's consolidated operating performance accounted for all of this increase.

OTHER INCOME

         Year-to-date total other income increased $1,222,000 or 76.3% in 1998 over 1997. Richmond accounted for $553,000 of this increase. Exclusive of Richmond, total other income improved $669,000 or 41.8% between the first half of 1998 and 1997. Investment securities gains combined with increases in gains from mortgage origination sales, ATM fees, merchant services, investment securities commissions, and other real estate sales to offset declines in services charges and building rent to produce the 1998 improvement, exclusive of Richmond. The following comparisons discuss changes in the Company's total other income exclusive of the additional impacts resulting from the Richmond acquisition. The Company reported $399,000 of investment securities gains due to the sale of marketable equity securities with a book value of approximately $521,000. Gains from mortgage origination sales increased $113,000 due to continued development of State Financial Mortgage Company and an increase in the amount of mortgage refinancings during the first half of 1998. ATM fees increased $106,000 in the first six months of 1998 as the Company began charging noncustomers for ATM usage in November 1997. Merchant services income improved $32,000 mainly due to volume increases at State Financial Bank and State Financial Bank - Waterford. Investment services commissions grew $37,000 due to continued development of this product line. Other real estate gains increased $38,000 mainly due to the sale of one property at State Financial Bank in the first quarter. Service charge income declined $44,000 mainly due to reduced revenue from business services charges as customers have increased their compensating balances and a reduced volume of fees from checks returned for insufficient funds. Building rent decreased $26,000 due to a reduction in space occupied at the Company's Greenfield office which was previously subleased to an outside tenant.

OTHER EXPENSES

         For the six months ended June 30, 1998, total other expenses increased $2,096,000 or 37.5% as compared to the same period in 1997. The inclusion of Richmond accounted for $1,784,000 of this increase. Exclusive of Richmond, total other expenses increased $312,000 5.6% in the first six months over 1998 over the first six months of 1997. Salaries and employee benefits increased $1,092,000 in total and $263,000 exclusive of Richmond mainly due to annual salary adjustments, the additional staff related to State Financial Bank - Waterford's new Burlington location which opened in May 1997, and increases in health insurance costs related to premium increases and a greater percentage of employees electing this benefit in 1998 as compared to 1997. Occupancy and equipment expense increased $209,000 in total, of which Richmond comprised $236,000 of the increase. Absent Richmond, occupancy and equipment expenses declined $27,000 as the Company incurred less rent expense as a result of reduced space occupied at its Greenfield office. Data processing expenses increased $130,000 in total and $50,000 exclusive of Richmond due to rate increases from the Company's service provider, volume increases mainly related to the opening of the new Burlington office, costs associated with providing additional computer based delivery products, and volume increases in electronic funds transfer products, primarily debit cards. Legal and professional fees increased $100,000 all of which was related to including Richmond in the Company's consolidated operating results. Advertising expense increased $41,000 due to the inclusion of Richmond ($34,000) and an increased marketing budget in Wisconsin. Goodwill amortization increased $210,000 due to the additional noncash expense resulting from the Richmond acquisition. Other expenses increased $315,000 in total and $29,000 exclusive of Richmond mainly due to increased expenses for office supplies and bad check charge-offs.

INCOME TAXES

         Income taxes for the six months ended June 30, 1998 increased $38,000 compared to the six months ended June 30, 1997. The increase in income tax expense was mainly the result of a $165,000 increase in income before income taxes, adjusted for tax-exempt interest income and goodwill amortization which are excluded in the calculation of the Company's consolidated income tax expense.


LIQUIDITY

         Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $35,277,000 and $38,780,000 at June 30, 1998 and December 31, 1997, respectively.


FORWARD LOOKING STATEMENTS

         When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, and changes in other general economic conditions.

CAPITAL RESOURCES

         There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 1998, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                                           Regulatory                   Regulatory
                                                                            Minimum                  Well-capitalized
                                                Actual                    Requirement                  Requirement
                                            --------------           ----------------------          ----------------
                                                                     (dollars in thousands)

                                             Amount         Percent          Amount      Percent          Amount         Percent
                                             ------         -------          ------      -------          ------         -------
Tier 1 leverage                              31,606            7.7%          16,411         4.0%          20,514            5.0%
Tier 1 risk-based capital                    31,606           11.4%          11,102         4.0%          16,653            6.0%
Risk-based capital                           34,978           12.6%          22,203         8.0%          27,754           10.0%

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

















            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      As of June 30, 1998, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


           ANNUAL MEETING OF SHAREHOLDERS. On May 13, 1998, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Michael J. Falbo and elected Ulice Payne, Jr. as directors for three year terms expiring on the date of the annual shareholders' meeting to be held in 2001. The shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998, and approved the adoption of the State Financial Services Corporation 1998 Stock Incentive Plan.

SHAREHOLDER VOTE WITH RESPECT TO MATTERS ACTED UPON AT THE ANNUAL MEETING

      ELECTION OF DIRECTORS. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Michael J. Falbo was standing for reelection and Ulice Payne, Jr. was standing for election at the Annual Meeting. The vote with respect to the reelection of each was as follows:

MICHAEL J. FALBO


           3,872,743  total votes were eligible to be cast.
           3,380,302  votes were represented in person or by proxy at the Annual
                      Meeting.
           3,366,185  votes were cast "FOR" the reelection of Mr. Falbo
                 -0-  votes were cast "AGAINST" the reelection of Mr. Falbo
              14,117  votes abstained or were broker non-votes.



ULICE PAYNE, JR.


           3,872,743  total votes were eligible to be cast.
           3,380,302  votes were represented in person or by proxy at the Annual
                      Meeting.
           3,364,455  votes were cast "FOR" the reelection of Mr. Payne
                 -0-  votes were cast "AGAINST" the reelection of Mr. Payne
              5,847   votes abstained or were broker non-votes.

      RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. Under Wisconsin law, the ratification of the appointment of Ernst & Young LLP as independent auditors would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997 was as follows:



           3,872,743  total votes were eligible to be cast.
           3,380,302  votes were represented in person or by proxy at the Annual
                      Meeting.
           3,372,518  votes were cast "FOR" the ratification of the appointment of Ernst & Young LLP as independent auditors.
                 -0-  votes were cast "AGAINST" the ratification of the
                      appointment of Ernst & Young LLP as independent auditors.
               7,784  votes abstained or were broker non-votes.


      ADOPTION OF THE STATE FINANCIAL SERVICES CORPORATION 1998 STOCK INCENTIVE PLAN. Under Wisconsin law, the adoption of the State Financial Services Corporation 1998 Stock Incentive Plan would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the adoption of the State Financial Services Corporation 1998 Stock Incentive Plan was as follows:



           3,872,743  total votes were eligible to be cast.
           3,380,302  votes were represented in person or by proxy at the Annual
                      Meeting.
           2,874,691  votes were cast "FOR" the ratification of the appointment of Ernst & Young LLP as independent auditors.
             106,697 votes were cast "AGAINST" the ratification of the appointment of Ernst & Young LLP as independent auditors.
             398,914  votes abstained or were broker non-votes.


ITEM 5.   OTHER INFORMATION

      The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 14, 1998. Additionally, if the Company receives notice of a sharholder proposal after January 27, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on June 12, 1998 related to the signing of a definitive merger agreement dated June 1, 1998 with Home Bancorp of Elgin, Inc.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STATE FINANCIAL SERVICES CORPORATION
                               (Registrant)


Date: July 31, 1998
                             By /s/ Michael J. Falbo
                               -----------------------------------------------
                               Michael J. Falbo
                               President and Chief Executive Officer



Date: July 31, 1998
                             By /s/ Michael A. Reindl
                               -----------------------------------------------
                               Michael A. Reindl
                               Senior Vice President, Controller, and Chief
                               Financial Officer