Form 10-Q
period 1998-09-30
STATE FINANCIAL SERVICES CORP
filed 1998-11-04
CIK 745614

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            SEPTEMBER 30, 1998

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


                                 (414) 425-1600
                                 ---------------
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

        As of November 2, 1998, there were 4,007,948 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                                Page No.
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                               2

             Consolidated Statements of Income for the
             Three Months ended September 30, 1998 and 1997                         3

             Consolidated Statements of Income for the
             Nine Months ended September 30, 1998 and 1997                          4

             Consolidated Statements of Cash Flows for the
             Nine Months ended September 30, 1998 and 1997                          5

             Notes to Consolidated Financial Statements                             6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          9



                           PART II - OTHER INFORMATION

Items 1-6                                                                          21

Signatures                                                                         22

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       September 30,          December 31,
                                                                           1998                   1997
                                                                       -------------         --------------
ASSETS
  Cash and due from banks                                              $  17,658,220         $   27,506,201
  Federal funds sold                                                       4,474,371             11,273,835
  Other short-term investments                                            12,300,000                    -0-
                                                                       -------------         --------------
  Cash and cash equivalents                                               34,432,591             38,780,036
Investment securities
  Held-to-maturity (fair value $ 13,654,000 - September 30, 1998
      and $21,208,000 - December 31, 1997)                                13,451,412             20,997,095
  Available for sale (at fair value)                                      86,474,161             74,254,433

  Loans (net of allowance for loan losses of $3,336,244-1998
      and $3,306,168-1997)                                               258,176,811            264,513,049

  Premises and equipment                                                   6,590,087              6,914,446
  Accrued interest receivable                                              3,183,814              2,943,801
  Other assets                                                            14,846,747             12,875,193
                                                                       -------------         --------------
                                                    TOTAL ASSETS       $ 417,155,623         $  421,278,053
                                                                       =============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                67,990,958             69,170,535
    Savings                                                               80,940,761             83,759,867
    Money market                                                          95,953,240             89,853,817
    Other time                                                           114,312,735            124,707,670
                                                                       -------------         --------------
                                                  TOTAL DEPOSITS         359,197,694            367,491,889

  Notes payable                                                            1,450.000              5,300,000
  Securities sold under agreements to repurchase                           8,468,371              4,850,160
  Federal funds purchased                                                        -0-                    -0-
  Accrued expenses and other liabilities                                   3,067,689              3,213,441
  Accrued interest payable                                                 1,581,790              1,874,197
                                                                       -------------         --------------
                                               TOTAL LIABILITIES         373,765,544            382,729,687
Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--4,004,372 shares in 1998
       and 3,872,553 in 1997                                                 400,437                387,256
    Capital surplus                                                       31,557,777             28,964,328
    Accumulated other comprehensive income                                 1,015,954                888,649
    Retained earnings                                                     11,798,544              9,787,620
    Less:  Guaranteed ESOP obligation                                     (1,382,633)            (1,479,487)
                                                                       -------------         --------------
                                      TOTAL STOCKHOLDERS' EQUITY          43,390,079             38,548,366
                                                                       -------------         --------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 417,155,623         $  421,278,053
                                                                       =============         ==============


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         Three months ended September 30,
                                                                           1998                    1997
                                                                       -------------          -------------
INTEREST INCOME:
  Loans, including fees                                                $   6,090,341          $   4,963,805
  Investment securities
    Taxable                                                                1,206,296                849,024
    Tax-exempt                                                               361,328                205,675
  Federal funds sold                                                         168,412                 30,927
                                                                       -------------          -------------
                                           TOTAL INTEREST INCOME           7,826,377              6,049,431
INTEREST EXPENSE:
  Deposits                                                                 3,403,185              2,352,856
  Notes payable and other borrows                                            148,605                 71,380
                                                                       -------------          -------------
                                          TOTAL INTEREST EXPENSE           3,551,790              2,424,236
                                                                       -------------          -------------
                                             NET INTEREST INCOME           4,274,587              3,625,195

Provision for loan losses                                                    142,500                 82,500
                                                                       -------------          -------------
                                       NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES           4,132,087              3,542,695
OTHER INCOME:
  Service charges on deposit accounts                                        326,597                264,368
  Merchant service fees                                                      320,790                296,646
  Building rent                                                               70,024                 77,684
  ATM fees                                                                   124,933                 60,639
  Security transaction commissions                                           137,093                 31,377
  Gains on sale of loans                                                     258,204                 73,178
  Investment security gains                                                   13,628                    -0-
  Other                                                                      278,332                 81,242
                                                                       -------------          -------------
                                              TOTAL OTHER INCOME           1,529,601                885,134
OTHER EXPENSES:
  Salaries and employee benefits                                           1,864,233              1,230,988
  Net occupancy expense                                                      235,097                231,496
  Equipment rentals, depreciation and maintenance                            329,057                277,557
  Data processing                                                            250,558                197,634
  Legal and professional                                                     139,408                 91,277
  Merchant service charges                                                   242,191                232,796
  ATM charges                                                                 54,672                 52,393
  Advertising                                                                109,967                 97,525
  Goodwill amortization                                                      159,263                 37,856
  Other                                                                      527,674                362,435
                                                                       -------------          -------------
                                            TOTAL OTHER EXPENSES           3,912,120              2,811,957

                                      INCOME BEFORE INCOME TAXES           1,749,568              1,615,872
Income taxes                                                                 581,308                546,710
                                                                       -------------          -------------
                                                      NET INCOME       $   1,168,260          $   1,069,162
                                                                       =============          =============
 Basic earnings per common share                                       $        0.31          $        0.28
 Diluted earnings per common share                                              0.30                   0.28
 Dividends per common share                                                     0.12                   0.10

Weighted average common shares outstanding
 Basic                                                                     3,821,814              3,764,984
 Diluted                                                                   3,855,761              3,826,490

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                            1998                   1997
                                                                        ------------           ------------
INTEREST INCOME:
  Loans, including fees                                                 $ 18,466,257           $ 14,772,013
  Investment securities
    Taxable                                                                3,486,753              2,569,164
    Tax-exempt                                                               989,773                585,065
  Federal funds sold                                                         517,292                 43,610
                                                                        ------------           ------------
                                           TOTAL INTEREST INCOME          23,460,075             17,969,852
INTEREST EXPENSE:
  Deposits                                                                10,239,402              6,610,585
  Notes payable and other borrowings                                         448,152                394,709
                                                                        ------------           ------------
                                          TOTAL INTEREST EXPENSE          10,687,554              7,005,294
                                                                        ------------           ------------
                                             NET INTEREST INCOME          12,772,521             10,964,558

Provision for loan losses                                                    427,500                247,500
                                                                        ------------           ------------
                                       NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES          12,345,021             10,717,058
OTHER INCOME:
  Service charges on deposit accounts                                        939,541                777,095
  Merchant service fees                                                      920,339                855,551
  Building rent                                                              212,252                232,777
  ATM fees                                                                   360,310                155,968
  Security transaction commissions                                           319,931                 92,243
  Gains on sale of loans                                                     634,098                153,793
  Investment security gains                                                  420,817                    -0-
  Other                                                                      546,301                211,608
                                                                        ------------           ------------
                                              TOTAL OTHER INCOME           4,353,589              2,479,035
OTHER EXPENSES:
  Salaries and employee benefits                                           5,409,860              3,684,914
  Net occupancy expense                                                      721,277                714,900
  Equipment rentals, depreciation and maintenance                          1,070,836                813,273
  Data processing                                                            748,728                565,937
  Legal and professional                                                     419,578                271,490
  Merchant service charges                                                   701,870                693,922
  ATM charges                                                                153,639                150,384
  Advertising                                                                341,630                287,700
  Goodwill amortization                                                      444,703                113,569
  Other                                                                    1,582,517              1,094,541
                                                                        ------------           ------------
                                            TOTAL OTHER EXPENSES          11,594,638              8,390,630
                                      INCOME BEFORE INCOME TAXES           5,103,972              4,805,463
Income taxes                                                               1,708,906              1,636,769
                                                                        ------------           ------------
                                                      NET INCOME        $  3,395,066           $  3,168,694
                                                                        ============           ============
 Basic earnings per common share                                        $       0.89           $       0.84
 Diluted earnings per common share                                              0.89                   0.82
 Dividends per common share                                                     0.36                   0.30

Weighted average common shares outstanding
 Basic                                                                     3,793,692              3,791,638
 Diluted                                                                   3,831,576              3,852,432

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                            1998                  1997
                                                                        ------------           ------------
OPERATING ACTIVITIES
  Net income                                                            $ 3,395,066            $ 3,168,694
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                             427,500                247,500
      Provision for depreciation                                            708,096                525,089
      Amortization of investment security
        premiums and accretion of discounts-net                             122,122                 28,895
      Amortization of goodwill                                              444,703                113,569
      Amortization of branch acquisition premium                                -0-                 22,249
      Increase in interest receivable                                      (240,013)              (151,906)
      Increase (decrease) in interest payable                              (292,407)               343,763
      Realized investment security gains-net                               (420,817)                   -0-
      Other                                                                (122,073)               379,938
                                                                        -----------            -----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES          4,022,177              4,677,791
INVESTING ACTIVITIES
  Purchases of investment securities                                            -0-                    -0-
  Maturities of investment securities                                     7,515,000              7,150,000
  Purchases of securities available for sale                            (39,341,243)           (23,860,010)
  Maturities of securities available for sale                            13,953,999             15,127,663
  Sales of securities available for sale                                 13,729,777                    -0-
  Net decrease (increase) in loans                                        5,908,738            (10,220,202)
  Purchases of premises and equipment                                      (315,551)              (698,079)
  Business acquisitions (net of cash and cash
    equivalents acquired of $1,400 in 1998)
      Premises and equipment                                                (68,186)                   -0-
      Goodwill                                                           (2,571,281)                   -0-
      Notes payable                                                         204,902                    -0-
      Other                                                                  25,766                    -0-
                                                                        -----------            -----------
                           NET CASH USED BY INVESTING ACTIVITIES           (958,079)           (12,500,628)
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                        (8,294,195)            13,310,630
  Decrease in notes payable                                              (4,054,902)              (961,844)
  Decrease (increase) in guaranteed ESOP obligation                          96,854             (1,003,222)
  Net proceeds from securities sold under agreement to repurchase         3,618,211              1,300,000
  Net proceeds from federal funds purchased                                     -0-             (5,600,000)
  Cash dividends                                                         (1,384,142)            (1,143,007)
  Issuance of common stock in acquisition                                 2,410,199                    -0-
  Issuance of common stock under Dividend Reinvestment Plan                     -0-                204,818
  Proceeds from exercise of stock options                                   196,432                103,706
                                                                        -----------            -----------
               NET CASH PROVIDED (USED)  BY FINANCING ACTIVITIES         (7,411,543)             6,211,081
                                                                        -----------            -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,347,445)            (1,611,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         38,780,036             21,280,918
                                                                        -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $34,432,591            $19,669,162
                                                                        ===========            ===========
Supplemental information:
  Interest paid                                                         $10,981,284            $ 6,661,531
  Income taxes paid                                                       1,737,000              1,760,251

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


NOTE A--BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank -Waterford ("Waterford"), State Financial Mortgage Company, Richmond Bancorp, Inc. ("Bancorp") and Lokken, Chesnut and Cape "(LCC"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Bancorp also includes the accounts of its wholly owned subsidiaries, State Financial Bank (Illinois, "Richmond") and State Financial Investments, Inc. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. All significant intercompany balances and transactions have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1997.


NOTE B--ACQUISITIONS

        On December 31, 1997, the Company completed its acquisition of Bancorp located in Richmond, Illinois. The Company purchased the outstanding common stock of Bancorp for $10,787,000 in cash. In connection with the acquisition, the Company borrowed $3,900,000 on its line of credit and assumed $1,400,000 of Bancorp's outstanding debt. At September 30, 1998, the amount of debt outstanding from the Bancorp acquisition had been reduced to $900,000. The acquisition was recorded using purchase accounting. Application of purchase accounting requires the inclusion of Bancorp's operating results in the consolidated statements of income from the date of acquisition. Accordingly, Bancorp's operating results are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998 and Bancorp's financial condition is included in the Company's consolidated balance sheets dated September 30, 1998 and December 31, 1997. No operating results of Bancorp are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1997.

        On September 8, 1998, the Company completed its acquisition of LCC, an asset management firm located in LaCrosse, Wisconsin. The Company purchased the outstanding common stock of LCC in exchange for 113,241 shares of its common stock valued at $21.19 per share on the transaction date. An additional 28,310 shares of common stock may be issued on January 31, 2002 subject to LCC meeting or exceeding certain operating performance targets in 1999, 2000, and 2001. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of LCC's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LCC's operating results for the period September 8, 1998 through September 30, 1998 are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998. LCC's financial condition is included in the Company's consolidated balance sheets dated September 30, 1998. No operating results of LCC are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1997.

        On a pro form basis, total income, net income, basic and fully diluted earnings per share for the three and nine months ended September 30, 1997, after giving effect to the acquisition of Bancorp and LCC as if it had occurred on January 1, 1997 and giving effect to the LCC acquisition as if it had occurred on January 1, 1998 are as follows:



                                For the three       For the three       For the nine       For the nine
                                 months ended        months ended       months ended       months ended
                                September 30,       September 30,      September 30,      September 30,
                                     1998                1997               1998               1997
                              ------------------  ------------------ ------------------ ------------------
Total income                        $9,479,325          $9,048,525        $28,396,776        $26,690,740
Net income                           1,132,996             834,650          3,432,476          2,679,996
Basic earnings per share            $     0.29          $     0.22        $      0.88        $      0.69
Diluted earnings per share          $     0.29          $     0.21        $      0.87        $      0.68


NOTE C - COMPREHENSIVE INCOME

        On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. The standard permits the statement of changes in shareholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports.


                                    For the three months ended             For the nine months ended

                                  September 30,      September 30,      September 30,     September 30,
                                       1998              1997               1998               1997
                                --------------------------------------------------------------------------
Net income                            $1,168,260        $1,068,162         $3,395,066         $3,168,694

Other comprehensive income

Change in unrealized securities
   gains (losses), net of tax            474,085           318,334            548,122            474,857
Reclassification adjustment for
     realized gains included in
     net income                          (13,628)              -0-           (420,817)               -0-
                                --------------------------------------------------------------------------
Total comprehensive income            $1,628,717        $1,386,496         $3,522,371         $3,643,551
                                ==========================================================================


NOTE D--PENDING ACQUISITION

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

        The Merger requires approval by shareholders of both companies and regulatory authorities. The Company has received the necessary regulatory approvals to effectuate the transaction. Both the Company and Bancorp have scheduled Special Meetings of their respective Shareholders on November 5, 1998 for the purpose of voting on the transaction.

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

        At September 30, 1998, Home had total assets of $386.1 million. Home's shares are traded on the Nasdaq National Market under the symbol "HBEI".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

        At September 30, 1998, total assets were $417,155,000 compared to $421,278,000 at December 31, 1997. At September 30, 1998, total deposits decreased $8,294,000 compared to December 31, 1997 mainly due to declines in time deposits as the Company strategically reduced its municipal and state funding sources. Other significant uses of funds during the first nine months of 1998 consisted of $4,142,000 in net investment securities purchases, the repayment of $3,850,000 in notes payable resulting from the Richmond acquisition and $205,000 resulting from debt assumed in the LCC acquisition, the payment of $1,384,000 in cash dividends, and the purchase of $316,000 in fixed assets. Funding sources came from a $5,908,000 contraction in loans during the first nine months of 1998 mainly due to softer loan demand and intense competition at the Company's Wisconsin banking operations. Additional funding sources came from $3,618,000 in repurchase agreement proceeds, $4,347,000 in cash and cash equivalents contraction, $4,022,000 in net cash from operating activities, $196,000 in proceeds from exercised stock options, and $97,000 in ESOP loan repayments. Additionally, the Company completed its acquisition of LCC in the third quarter of 1998, issuing $2,410,000 of its common stock and assuming $205,000 in notes payable and $26,000 in net other liabilities in exchange for $68,000 in net fixed assets and $2,571,000 in goodwill related to the acquisition.


ASSET QUALITY

        At September 30, 1998, non-performing assets were $2,525,000, an increase of $67,000 from June 30, 1998 due to an increase of $318,000 in accruing loans past due 90 days or more offset by a decrease of $251,000 in nonaccrual loans. Total non-performing assets as a percentage of total assets increased to 0.61% at September 30, 1998 from 0.59% at June 30, 1998 due to the increase in the amount of total non-performing and restructured loans and a slight decrease in the level of outstanding total assets at September 30, 1998 as compared to June 30, 1998 As a percentage of total loans outstanding, the level of non-performing loans increased to 0.96% at September 30, 1998 from 0.94% at June 30, 1998 due the increase in non-performing loans and a decline in the balance of loans outstanding between second and third quarter 1998.

        At September 30, 1998, available information would suggest that additional loans totaling approximately $550,000 would likely be included as nonaccrual, past due or restructured during the fourth quarter of 1998.

        The following table summarizes non-performing assets on the dates indicated (dollars in thousands).



                                               Sep. 30    Jun. 30     Mar. 31     Dec. 31     Sep. 30
                                                  1998       1998        1998        1997        1997
                                            -----------------------------------------------------------
Nonaccrual loans.........................   $    2,084  $   2,335       2,389   $   2,537  $    1,981
Accruing loans past due 90 days or more..          436        118          68          20          27
Restructured loans.......................            0          0           0           0           0
                                            -----------------------------------------------------------
Total non-performing and restructured loans      2,520      2,453       2,457       2,557       2,008
                                            -----------------------------------------------------------
Other real estate owned..................            5          5         454         334          15
                                            -----------------------------------------------------------
Total non-performing assets..............   $    2,525  $   2,458       2,911       2,891  $    2,023
                                            ===========================================================
Ratios:
  Non-performing loans to total loans....         0.96%      0.94%       0.93%       0.95%       0.95%
  Allowance to non-performing loans......       132.39     137.44      135.81      129.29      134.86
  Non-performing assets to total assets..         0.61       0.59        0.69        0.69        0.65
                                            ===========================================================

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


ALLOWANCE FOR LOAN LOSSES AND NET CHARGE-OFFS

        Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 1998, the Allowance was $3,336,000, an increase of $30,000 from the balance at December 31, 1997. This increase was due to loan loss provisions exceeding net charge-offs through the first nine months of 1998.

        The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.28% at September 30, 1998 compared to 1.23% at December 31, 1997. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 1998.












            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

        The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):


                                                 Nine months
                                                    ended              Year ended
                                                September 30,        Dec. 31, 1997
                                                     1998
                                             -----------------------------------------
Balance at beginning of period............     $         3,306      $         2,608
Charge-offs:
   Commercial.............................                  57                  123
   Real estate............................                  30                   40
   Installment............................                 352                   71
   Other..................................                 140                  146
                                             -----------------------------------------
   Total charge-offs......................                 579                  380
                                             -----------------------------------------
Recoveries:
   Commercial.............................                  67                    8
   Real estate............................                  48                   29
   Installment............................                  44                   16
   Other..................................                  22                   17
                                             -----------------------------------------
   Total recoveries.......................                 181                   70
                                             -----------------------------------------
Net charge-offs...........................                 398                  310
Balance of acquired allowance
 at date of acquisition...................                   0                  678
Additions charged to operations...........                 428                  330
                                             -----------------------------------------
Balance at end of period                       $         3,336      $         3,306
                                             =========================================
Ratios:
   Net charge-offs to
     average loans outstanding1...........                0.20%                0.15%
  Net charge-offs to total allowance1.....               15.91                 9.38
  Allowance to period end
     loans outstanding....................                1.28                 1.23
---------------------------------------------=========================================

        1.     Annualized

        Net charge-offs to average loans outstanding increased to 0.20% on an annualized basis compared to 0.15% for the year ended December 31, 1997. This increase was primarily due to additional installment loan charge-offs incurred through the first nine months of 1998 emanating mainly from a $2 million indirect subprime auto loan portfolio acquired with Richmond and an increase in other loan charge-offs mainly from credit card losses at the Company's Wisconsin banking operations. At September 30, 1998, the subprime indirect auto portfolio had decreased to approximately $1.25 million. During the third quarter of 1998, the Company sold its $3 million credit card portfolio to an unrelated third party. Accordingly, the Company expects to experience a reduction in future other loan charge-offs.


RESULTS OF OPERATION - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

        For the quarter ended September 30, 1998, the Company reported net income of $1,168,000, an increase of $99,000 or 9.3% from the $1,069,000 reported for the quarter ended September 30, 1997. Increased net interest income and non-interest income during third quarter 1998 were sufficient to cover increases in non-interest expenses and loan loss provisions to produce the Company's improved bottom line.

NET INTEREST INCOME

        The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 1998 and September 30, 1997 (dollars in thousands):


                                                          1998                              1997
                                          -------------------------------------------------------------------

                                            Average                Yield/      Average                Yield/
                                            Balance    Interest    Rate(4)     Balance    Interest    Rate(4)
                                          --------------------------------    -------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3...........................   $259,870       6,121     9.34%     $210,177     $4,982     9.40%
  Taxable investment securities.........     78,376       1,206     6.10        54,485        849     6.18
  Tax-exempt investment securities 3....     31,835         547     6.82        16,943        312     7.31
  Federal funds sold....................     12,365         168     5.40         2,286         31     5.38
                                           -----------------------------      ----------------------------
Total interest-earning assets...........    382,446       8,042     8.34       283,891      6,174     8.63
Non-interest-earning assets:
  Cash and due from banks...............     16,383                             15,821
  Premises and equipment, net...........      6,579                              4,860
  Other assets..........................     15,938                              7,106
Less: Allowance for loan losses.........     (3,354)                            (2,682)
                                           --------                           --------
TOTAL                                      $417,992                           $308,996
                                           ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts..........................   $ 38,696         259     2.66%     $ 22,835        109     1.89%
  Money market accounts.................     94,662       1,102     4.62        70,450        836     4.71
  Savings deposits......................     44,770         311     2.75        37,798        263     2.76
  Time deposits.........................    117,209       1,731     5.86        79,862      1,145     5.69
  Notes payable.........................      1,262          24     7.54           810         14     6.86
  Federal funds purchased...............         48           1     8.30           253          4     6.27
  Securities sold under
    agreement to repurchase.............      9,242         123     5.28         4,015         53     5.24
                                           -----------------------------      ----------------------------
Total interest-bearing liabilities......    305,889       3,551     4.61       216,023      2,424     4.45
                                           -----------------------------      ----------------------------
Non-interest-bearing liabilities:
  Demand deposits.......................     66,909                             53,497
  Other.................................      4,016                              2,331
                                           --------                           --------
Total liabilities.......................    376,814                            271,851
                                           --------                           --------
Stockholders' equity....................     41,178                             37,145
                                           --------                           --------
TOTAL...................................   $417,992                           $308,996
                                           ========                           ========
Net interest earning and interest rate spread             4,491     3.73%                  $3,750     4.18%
                                                        ================                  ================
Net yield on interest-earning assets....                            4.66%                             5.24%
------------------------------------------                         =====                             =====

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

        For the quarter ended September 30, 1998, the Company reported taxable-equivalent net interest income of $4,491,000, an increase of $741,000 or 19.8% from the $3,750,000 reported for the quarter ended September 30, 1997. The inclusion of Richmond added $691,000 to the Company's consolidated taxable-equivalent net interest income. Exclusive of Richmond, taxable-equivalent net interest income increased $50,000 or 1.3% between third quarter 1998 and 1997. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.66% in third quarter 1998 from 5.24% in third quarter 1997. The decline was due to the incorporation of Richmond's comparatively lower net interest margin into the Company's consolidated operations, reduced loan yields at the Company's Wisconsin banks resulting from intense pricing competition, and consistent funding costs at the Company's

Wisconsin banking operations resulting mainly from a greater percentage of their funding sources in higher costing money market and time deposits in 1998 compared to 1997. Richmond's lower margin was mainly related to its higher funding costs as compared to the Company's other banking operations. Exclusive of Richmond and its comparatively lower net interest margin, the Company's third quarter 1998 net interest margin was 4.91%.

        Taxable-equivalent total interest income increased $1,868,000 in total and $311,000 exclusive of Richmond for the quarter ended September 30, 1998 compared to the third quarter of 1997. These improvements were mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $98,555,000 or 34.7% increase in the volume of average interest-earning assets in third quarter 1998 over third quarter 1997. Richmond accounted for $75,566,000 of this increase with the remaining $22,989,000 due to growth at State Financial Bank and State Financial Bank - Waterford over the preceding twelve months. The Company continued to experience a decline in the overall yield on interest-earning assets between third quarter 1997 and third quarter 1998. The Company's yield on interest-earning assets was 8.34% in total and 8.38% exclusive of Richmond for third quarter 1998 compared to 8.63% for third quarter 1997. The yield decline was due to decreases in the Company's loan yield at its Wisconsin banks, a lower concentration of loans as a percentage of interest-earning assets, and reduced returns on taxable and tax-exempt investment securities. For the quarter ended September 30, 1998, the Company's consolidated loan yield declined to 9.34% from 9.40% in 1997 mainly due to intense loan pricing competition in the Company's Wisconsin market. Also impacting the decline in the Company's overall yield on interest-earning assets was a decrease in loans as a percentage of interest-earning assets. For the quarter ended September 30, 1998, average loans decreased to 67.9% of interest-earning assets from 74.0% for the quarter ended September 30, 1997, mainly due to the inclusion of Richmond's proportionately lower concentration of loans as a percentage of interest-earnings assets in the Company's 1998 consolidated averages.. The yield on taxable investment securities declined to 6.10% and tax-exempt investment yields declined to 6.82% for third quarter 1998 from 6.18% and 7.30%, respectively for third quarter 1997 mainly due to maturing securities repricing into a comparatively lower interest rate environment.

        The Company also continued to experience an increase in its funding costs comparing third quarter 1998 to third quarter 1997. The cost of interest-bearing liabilities rose to 4.61% for third quarter 1998 from 4.45% for third quarter 1997. This 16 basis point increase between third quarter 1998 and 1997 compared to a 23 basis point increase between second quarter 1998 and 1997 and a 46 basis point increase between first quarter 1998 and 1997. The Company expected to experience an increase in its cost of funds as it incorporated Richmond and its proportionately higher cost of funds into the Company's consolidated operations. Also impacting the increased funding cost was a greater percentage of interest-bearing liabilities concentrated in higher costing money market and time deposits in 1998 compared to 1997. For the quarter ended September 30, 1998, interest expense increased $1,180,000 over the third quarter of 1997. The inclusion of Richmond's operations accounted for $907,000 of this increase with the remaining $273,000 the result of greater funding costs incurred at State Financial Bank and State Financial Bank-Waterford between the two periods. For the quarter ended September 30, 1998, Richmond's average cost of interest-bearing liabilities was 5.13% compared to 4.46% for the Company, exclusive of Richmond. Richmond's higher funding costs were mainly the result of a lower percentage of its deposits in non-interest bearing demand accounts and historically more aggressive deposit pricing strategies on its interest-bearing deposit products. The Company is working to reduce Richmond's average cost of funds by furthering the bank's business development efforts to attract additional commercial customers which would commensurately result in increased non-interest-bearing business demand account balances, as well as prudently adjusting deposit pricing on the bank's interest-bearing deposit products. Comparison of Richmond's first , second, and third quarter 1998 cost of funds would indicate initial success in implementing this strategy as Richmond's third quarter 1998 cost of interest-bearing liabilities declined to 5.13% from 5.16% and 5.29% in second and first quarter 1998, respectively. In addition to the Richmond impact, the Company also experienced an increase in its funding costs from volume increases in time and money market deposits and higher money market costs at its existing banking operations. Exclusive of Richmond, average interest-bearing liabilities increased $22,829,000 or 10.6% for the quarter ended September 30, 1998 over the quarter ended September 30, 1997. Average money market and time deposits, historically the Company's highest funding cost represented $20,483,000 of this increase. Exclusive of Richmond, the percentage of the Company's average interest-bearing liabilities in money market accounts and time deposits increased to 71.5% of total interest-bearing liabilities for third quarter 1998 from 69.6% for third quarter 1997. The Company experienced some funding cost relief as third quarter 1998's cost of money market accounts declined to 4.62% in total and 4.66% excluding Richmond in third quarter 1998 from 4.71% in third quarter 1997. However, the greater volume of average money market balances offset any improvements resulting from interest rate reductions. The third quarter increase in time deposit rates to 5.86% from 5.69% in third quarter 1997 was all the result of the inclusion of Richmond's higher average funding cost in the Company's consolidated operating performance. Exclusive of Richmond, the cost of time deposits declined to 5.61% in third quarter 1998.


PROVISION FOR LOAN LOSSES

        The provision for loan losses increased $60,000 in the third quarter of 1998 due to the inclusion of Richmond in the Company's consolidated operations.


OTHER INCOME

        Total other income increased $644,000 for the quarter ended September 30, 1998 compared to the same period in 1997. The inclusion of Richmond in the Company's consolidated operations accounted for $352,000 of this increase and the inclusion of LCC represented $34,000. Exclusive of Richmond and LCC, total other income increased $258,000 or 29.2% between third quarter 1998 and third quarter 1997. Increases in loan sale gains, ATM fees, merchant services, security transaction commissions, and other income (mainly the gain resulting from the sale of the Company's credit card portfolio) were offset by declines in service charges on deposit accounts and building rent at State's Wisconsin banks to produce the improvement in third quarter 1998 total other income. Third quarter 1998 loan sale gains increased $185,000, $46,000 of which was due to volume increases at State Financial Mortgage Company and $20,000 due to the inclusion of Richmond's operating results in this area. ATM fees increased $64,000 in total $47,000 exclusive of Richmond mainly due to the Company's recently instituted (November 1997) fees for usage of its ATM's by non-customers. Merchant services increased $24,000 in total and $21,000 exclusive of Richmond due to volume increases at State Financial Bank and State Financial Bank - Waterford as the Company continues to market this product line to local business. Security transaction commissions increased $106,000 due to the inclusion of Richmond ($57,000), the inclusion of LCC for the first time in third quarter 1998 ($31,000), and volume increases at State Financial Bank ($18,000). Other income increased $197,000 in total and $159,000 exclusive of Richmond. In July, the Company sold its $3 million credit card portfolio realizing a $147,000 gain, net of selling expenses, which accounted for the majority of the increase in other income. Service charges on deposit accounts increased $62,000 in total, but decreased $14,000 exclusive of Richmond mainly due to lower business service charge income, as compensating balances have increased over the preceding twelve months, and the volume of checks returned for insufficient funds declined. The $8,000 decline in building rent was mainly the result of a reduction in the amount of space the Company occupied at its Greenfield location effective at the beginning of 1998 which was previously subleased to an outside tenant and two small office vacancies at the Company's Hales Corners location.


OTHER EXPENSES

        Total other expenses increased $1,100,000 for the three months ended September 30, 1998 compared to the same period in 1997. Of this increase, the inclusion of Richmond accounted for $1,007,000 and the inclusion of LCC accounted for $50,000. Exclusive of Richmond and LCC, total other expenses increased $43,000 or 1.53% for the quarter ended September 30, 1998 compared to September 30, 1997. Salaries and employee benefits increased $633,000 in total and $101,000 exclusive of Richmond and LCC, mainly due to annual salary adjustments and increases in health insurance costs related to premium increases and a greater percentage of employees electing this benefit in 1998 as compared to 1997. Expenses for occupancy and equipment increased $55,000 in total, of which Richmond and LCC represented $112,000 of this increase. Exclusive of Richmond, occupancy expenses declined $57,000 due to a reduction in rental space occupied at the Company's Greenfield office and a reduction in common area assessments at the Company's leased facilities. Data processing expense increased $53,000 in total and $16,000 exclusive of Richmond due to rate increases from the Company's service provider, costs resulting from additional computer based delivery products offered in 1998, and volume increases in electronic funds transfer products, primarily debit cards. Legal and professional fees increased $48,000, $69,000 of which was related to Richmond. Exclusive of Richmond, legal and professional fees decreased $21,000 mainly due to a reduction in legal fees incurred for collection efforts. Advertising expense increased $12,000 all due to the inclusion of Richmond. Goodwill amortization, a noncash expense, increased $121,000, of which $107,000 was related to the Richmond acquisition and $14,000 was related to the LCC acquisition. Other expenses increased $165,000 in total and $10,000 exclusive of Richmond and LCC mainly due to increased expenses for correspondent bank fees, office supplies and bad check charge-offs.

INCOME TAXES

        Income taxes for the quarter ended September 30, 1998 increased $35,000 compared to third quarter of 1997. Although pre-tax book income increased $134,000, for tax calculation purposes pre-tax income increased $77,000 due to an increase in tax-exempt interest income, partially offset by an increase goodwill amortization which are excluded in the calculation of the Company's income tax expense.


RESULTS OF OPERATION - COMPARISON OF THE NInE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


GENERAL

        For the nine months ended September 30, 1998, the Company reported net income of $3,395,000, an increase of $226,000 or 7.1% from the $3,169,000 reported for the nine months ended September 30, 1997. Improvements in net interest income and non-interest income, partially offset by increased non-interest expenses and loan loss provisions, were the primary reasons the Company showed improved operating performance through the first nine months of 1998.

















            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

NET INTEREST INCOME

        The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 1998 and September 30, 1997 (dollars in thousands):


                                                        1998                           1997
                                          ----------------------------------------------------------------

                                            Average              Yield/       Average              Yield/
                                            Balance   Interest   Rate(4)      Balance   Interest   Rate(4)
                                          ----------  ---------  -------     ---------  ---------  -------
ASSETS
Interest-earning assets:
  Loans (1,2,3).........................   $262,838    $18,553    9.44%      $ 209,295   $14,830   9.47%
  Taxable investment securities.........     76,239      3,486    6.11          55,881     2,569   6.15
  Tax-exempt investment securities (3)..     28,908      1,500    6.94          15,918       886   7.45
  Federal funds sold....................     12,513        517    5.53           1,087        44   5.41
                                           ---------------------------       --------------------------
Total interest-earning assets...........    380,498     24,056    8.45         282,181    18,329   8.68
Non-interest-earning assets:
  Cash and due from banks...............     16,005                             12,993
  Premises and equipment, net...........      6,651                              4,700
  Other assets..........................     14,811                              7,185
Less: Allowance for loan losses.........     (3,342)                            (2,652)
                                           --------                          ---------
TOTAL                                      $414,623                          $ 304,407
                                           ========                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  NOW accounts..........................   $ 38,942    $   756    2.60%      $  23,325       324   1.86%
  Money market accounts.................     91,409      3,198    4.68          66,733     2,291   4.59
  Savings deposits......................     43,875        911    2.78          38,293       793   2.77
  Time deposits.........................    121,714      5,374    5.90          75,758     3,203   5.65
  Notes payable.........................      1,164         68    7.81             893        46   6.88
  Federal funds purchased...............         76          4    7.04           2,436       106   5.82
  Securities sold under
    agreement to repurchase.............      9,471        376    5.31           6,188       243   5.25
                                           ---------------------------       --------------------------
Total interest-bearing liabilities......    306,651     10,687    4.66         213,626     7,006   4.38
                                           ---------------------------       --------------------------
Non-interest-bearing liabilities:
  Demand deposits.......................     64,520                             52,051
  Other.................................      4,136                              2,024
                                           --------                          ---------
Total liabilities.......................    375,307                            267,701
                                           --------                          ---------
Stockholders' equity....................     39,316                             36,706
                                           --------                          ---------
TOTAL...................................   $414,623                          $ 304,407
                                           ========                          =========
Net interest earning and interest rate spread          $13,369    3.79%                  $11,323   4.30%
                                                       ===============                   ==============
Net yield on interest-earning assets....                          4.70%                            5.37%
------------------------------------------                       =====                            =====

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

        The Company reported taxable-equivalent net interest income of $13,369,000 for the nine months ended September 30, 1998, an increase of $2,046,000 or 18.1% from the $11,323,000 reported for the nine months ended September 30, 1997. The Richmond acquisition accounted for $2,188,000 of this increase. Exclusive of Richmond, taxable-equivalent net interest income decreased $142,000 or 1.25% between the first nine months of 1997 and 1998. The decline was due to reduced loan yields resulting from intense pricing competition and increased funding costs resulting mainly from a greater percentage of the Company's funding sources in higher costing money market and time deposits in 1998 compared to 1997. As a result of the aforementioned changes, the Company's taxable-equivalent yield on interest-earning assets (net interest margin) narrowed to 4.70% for the nine months ended September 30, 1998 from 5.37% for the comparable period in 1997. Exclusive of Richmond and its comparatively lower net interest margin, the Company's net interest margin through the first nine months of 1998 was 4.95%.

        Year-to-date, total taxable-equivalent interest income improved $5,727,000 a 31.2% increase. Richmond added $4,889,000 with the remaining $838,000 increase the result of increased interest income resulting from volume increases in loans and tax-exempt investment securities at the Company's Wisconsin operations over the preceding twelve months. The tax-equivalent yield on interest-earning assets declined to 8.45% in 1998 from 8.68% in 1997. The inclusion of Richmond, and its proportionately lower concentration of average interest-earning assets in loans (59.9% for Richmond compared with 71.5% for the Company's Wisconsin banks), and intense loan pricing competition in the Company's Wisconsin markets were the main reasons for the yield decline. Exclusive of Richmond, the tax-equivalent on interest-earning assets was 8.48% for the first nine months of 1998 as loan yields contracted to 9.34% for the nine months ended September 30, 1998 from 9.47% for the comparable 1997 period and the percentage of the Company's average Wisconsin interest-earning assets in outstanding loans shrunk to 71.5% in 1998 from 74.2% in 1997. Offsetting this yield contraction was a $19,920,000 increase in the volume of average interest-earning assets outstanding in Wisconsin, mainly in tax-exempt investment securities, federal funds sold, and loans.

        The Company's funding costs increased $3,381,000 in the first nine months of 1998 compared to the first nine months of 1997. The inclusion of Richmond added $2,708,000 in interest expense with the remaining $973,000 due to increased funding costs in Wisconsin. Compared to the first nine months of 1997, cost of funds increased overall and exclusive of Richmond. For the first nine months of 1998, costs of funds were 4.66% overall and 4.50% exclusive of Richmond, compared to 4.38% for the first nine months of 1997. Comparatively Richmond had a higher funding cost as evidenced by its year-to-date rate on interest-bearing liabilities of 5.20%. This higher cost was due mainly to Richmond's previously aggressive time deposit pricing. Funding costs at the Company's Wisconsin operations increased mainly due to a greater percentage of its growth in average interest-bearing liabilities coming in higher costing money market accounts and time deposits resulting in a larger percentage of its funding sources concentrated in these categories in 1998 compared to 1997. For the nine months ended September 30, 1998, average money market accounts and time deposits comprised 71.1% of the Company's average Wisconsin interest-bearing liabilities compared to 66.7% for the first nine months of 1997.


PROVISION FOR LOAN LOSSES

        The provision for loan losses increased $180,000 through the first nine months of 1998 as compared to the first nine months of 1997. The inclusion of Richmond in the Company's consolidated operating performance accounted for all of this increase.


OTHER INCOME

        Year-to-date total other income increased $1,875,000 or 75.6% in 1998 over 1997. Richmond and LCC accounted for $940,000 of this increase. Exclusive of Richmond, total other income improved $935,000 or 37.7% between the first nine months of 1998 and 1997. Investment securities gains combined with increases in gains from mortgage origination sales, ATM fees, merchant services, investment securities commissions, gains from the credit card portfolio sale, and other real estate sales to offset declines in services charges and building rent to produce the 1998 improvement, exclusive of Richmond. The following comparisons discuss changes in the Company's total other income exclusive of the additional impacts resulting from the Richmond acquisition. The Company reported $399,000 of investment securities gains due to the sale of marketable equity securities in first and second quarter 1998. Gains from mortgage origination sales increased $160,000 due to continued development of State Financial Mortgage Company and an increase in the amount of mortgage refinancings during the first nine months of 1998. ATM fees increased $153,000 in the first nine months of 1998 as the Company began charging noncustomers for ATM usage in November 1997. Merchant services income improved $552,000 mainly due to volume increases at State Financial Bank and State Financial Bank - Waterford. Security transaction commissions grew $55,000 due to continued development of this product line. In third quarter 1998, the Company sold its $3 million credit card portfolio, recognizing a gain, net of selling expenses, of $147,000. Other real estate gains increased $38,000 mainly due to the sale of one property at State Financial Bank in the first quarter. Service charge income declined $59,000 mainly due to reduced revenue from business services charges as customers have increased their compensating balances and a reduced volume of fees from checks returned for insufficient funds. Building rent decreased $41,000 due to a reduction in space occupied at the Company's Greenfield office which was previously subleased to an outside tenant.


OTHER EXPENSES

        For the nine months ended September 30, 1998, total other expenses increased $3,204,000 or 38.2% as compared to the same period in 1997. The inclusion of Richmond and LCC accounted for $2,841,000 of this increase. Exclusive of Richmond and LCC, total other expenses increased $363,000 or 4.3% in the first nine months over 1998 over the first nine months of 1997. Salaries and employee benefits increased $1,725,000 in total and $364,000 exclusive of Richmond and LCC mainly due to annual salary adjustments, the additional staff related to State Financial Bank - Waterford's new Burlington location which opened in May 1997, and increases in health insurance costs related to premium increases and a greater percentage of employees electing this benefit in 1998 as compared to 1997. Occupancy and equipment expense increased $264,000 in total, of which Richmond and LCC comprised $359,000 of the increase. Absent Richmond, occupancy and equipment expenses declined $95,000 as the Company incurred less rent expense at its Greenfield office due to a reduction in occupied space and a reduction in common area assessments at the Company's leased facilities. Data processing expenses increased $183,000 in total and $66,000 exclusive of Richmond due to rate increases from the Company's service provider, volume increases mainly related to the opening of the new Burlington office, costs associated with providing additional computer based delivery products, and volume increases in electronic funds transfer products, primarily debit cards. Legal and professional fees increased $148,000 all of which was related to including Richmond and LCC in the Company's consolidated operating results. Advertising expense increased $54,000 all due to the inclusion of Richmond. Goodwill amortization increased $331,000 due to $317,000 in this additional noncash expense resulting from the Richmond acquisition and $14,000 in additional amortization from the LCC acquisition. Other expenses increased $488,000 in total and $46,000 exclusive of Richmond mainly due to increased expenses for office supplies and bad check charge-offs.


INCOME TAXES

        Income taxes for the nine months ended September 30, 1998 increased $72,000 compared to the nine months ended September 30, 1997. The increase in income tax expense was mainly the result of a $169,000 increase in income before income taxes, adjusted for tax-exempt interest income and goodwill amortization which are excluded in the calculation of the Company's consolidated income tax expense.


LIQUIDITY

        Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $34,433,000 and $38,780,000 at September 30, 1998 and December 31, 1997, respectively.


YEAR 2000 PROBLEM

        At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1 , 2000 as dates in the next millennium are entered into non-Year 2000 compliant programs (collectively, such issues are referred to herein as the "Year 2000 Problem"). Like most financial service providers, the Company may be significantly affected by the Year 2000 Problem due to the nature of financial information.

        COMPLIANCE PROGRAM. In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Company initiated a corporate wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology ("IT") related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators. The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Company, including monitoring significant customers, key vendors, service suppliers and other parties material to the Company's operations; testing changes provided by these vendors; and developing contingency plans for any critical systems that are not effectively reprogrammed. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of Year 2000 readiness. The Company's Year 2000 Compliance Program is divided into five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and (5) implementation.

        THE COMPANY'S STATE OF READINESS. Work on the Year 2000 Compliance Program has been prioritized in accordance with risk. The highest priority has been assigned to activities that would disrupt the accuracy and delivery of the Company's banking services to its customers; next is an assessment of the potential credit risk to the Company resulting from its credit customers' state of Year 2000 readiness, or lack thereof, and the potential impact of those efforts on the customers' ability to meet contractual payment obligations; the lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations such as issues related to internal office machinery, heating and air conditions systems, and elevators.

        The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the weekend of October 3, 1998, the Company's primary data service provider converted State Financial Bank and State Financial Bank - Waterford to its Year 2000-ready platform. As part of the conversion, the Company performed a variety of tests to determine the proper functionality of the new platform. No problems were encountered. The Company's other external vendors have surveyed their programs to inventory the necessary changes and have begun correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to December 31, 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the new millennium. The Company expects to complete its timetable for carrying out its plans to address Year 2000 issues, and to finish initial testing by March 31, 1999.

        The Company has also conducted a survey of its significant credit customers to determine their state of Year 2000 readiness. Surveys were mailed to all customers whose outstanding loan balance or loan commitment exceeded $200,000. In addition, as part of its ongoing credit underwriting practices, all new and renewed loans must have a Year 2000 risk assessment completed and reported as part of the loan approval process. Based upon the information received from these surveys, the Company does not expect to experience any material collection problems resulting from its customers Year 2000 readiness, or lack thereof.

        COST TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. Managing the Year 2000 Compliance Program will result in additional direct and indirect costs to the Company. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Company estimates that the total direct cost of resolving the Year 2000 Problem will be between $500,000 and $600,000. This estimate includes approximately $450,000 in hardware purchases that the Company expects to capitalize. To date the Company has incurred $75,000 in costs related to addressing the Year 2000 Problem, all of which has been related to hardware purchases. The majority of the remaining costs related to resolving the Year 2000 Problem are expected to be incurred in 1999. The Company expects to fund these expenditures through internal sources.

        The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors. The estimated costs of Year 2000 compliance also do not give effect to any future corporate acquisitions made by the Company or its subsidiaries.

        RISK OF NON-COMPLIANCE AND CONTINGENCY PLANS. The major applications which pose the greatest Year 2000 risk to the Company if the implementation of the Year 2000 Compliance Program is not successful are the Company's data services systems supported by third party vendors, loan customers ability to meet contractual payment obligations in the event the Year 2000 Problem has a significant negative impact on their business, internal computer networks, and, items processing equipment which renders customers bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Company's banking customers, credit losses resulting from the Company's loan customers inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing, respectively.

        Although the Company intends to complete all Year 2000 remediation and testing activities by December 31, 1998, and although the Company has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Company's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by the end of the first quarter of 1999.


FORWARD LOOKING STATEMENTS

        When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, issues associated with achieving Year 2000 compliance, customer loan and deposit preferences, issues related to integrating acquired operations, and changes in other general economic conditions.


CAPITAL RESOURCES

        There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 1998, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:



                                                                  Regulatory              Regulatory
                                                                   Minimum             Well-capitalized
                                          Actual                 Requirement              Requirement
                                         --------                -----------           ----------------
                                                           (dollars in thousands)

                                    Amount      Percent       Amount    Percent       Amount      Percent
                                    ------      -------       ------    -------       ------      -------
Tier 1 leverage                     32,316         7.9%       16,317       4.0%       20,397         5.0%

Tier 1 risk-based capital           32,316        11.6%       11,181       4.0%       16,772         6.0%

Risk-based capital                  35,652        12.8%       22,363       8.0%       27,953        10.0%

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        As of September 30, 1998, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

ITEM 2.   CHANGES IN SECURITIES

           None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None


ITEM 5.   OTHER INFORMATION

        The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 14, 1998. Additionally, if the Company receives notice of a shareholder proposal after January 27, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

ITEM 6.   EXHIBITS ANd REPORTS ON FORM 8-K

     None

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


                                   STATE FINANCIAL SERVICES CORPORATION
                                   ------------------------------------
                                   (Registrant)


Date: November 2, 1998
      ------------------
                                   By /s/ Michael J. Falbo
                                      ------------------------
                                      Michael J. Falbo
                                      President and Chief Executive Officer



Date: November 2, 1998
      ------------------
                                   By /s/ Michael A. Reindl
                                      -------------------------
                                      Michael A. Reindl
                                      Senior Vice President, Controller, and
                                      Chief Financial Officer