Form 10-K405
period 1998-12-31
STATE FINANCIAL SERVICES CORP
filed 1999-03-26
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from --------------------- to ---------------------

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

                                            Yes X       No
                                                            ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 19, 1999 was approximately $112,182,105, based on the following assumptions: (1) the market value of the Common Stock of $13.125 per share which was equal to the closing price on the Nasdaq Stock Market on March 19, 1999; and (2) 8,547,208 shares of Common Stock held by nonaffiliates as of March 19, 1999. As of March 19, 1999, there were 10,079,892 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts I and II incorporate certain information by reference from Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, (the "Annual Report") which is filed as an Exhibit to this Report.

       Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 1999 Annual Meeting of Shareholders (the "Proxy Statement") which is filed as an Exhibit to this Report.

                                      INDEX


                                 PART I                                     Page

Item  1.    BUSINESS                                                          1

Item  2.    PROPERTIES                                                        7

Item  3.    LEGAL PROCEEDINGS                                                 8

Item  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8

                                 PART II

Item  5.    MARKET FOR REGISTRANT'S COMMON STOCK AND                          8
                    RELATED STOCKHOLDER MATTERS

Item  6.    SELECTED FINANCIAL DATA                                           8

Item  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           8
                    FINANCIAL CONDITION RESULTS OF OPERATIONS

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                          10
                    ABOUT MARKET RISK

Item  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       10

Item  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                     10
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                11

Item 11.    EXECUTIVE COMPENSATION                                            12

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                   12
                    AND MANAGEMENT

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    12

                                 PART IV

Item 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                      13
                    REPORTS ON FORM 8-K

SIGNATURES                                                        Signature Page

EXHIBITS FILED AS PART OF FORM 10-K                                Exhibit Index

                                     PART I

ITEM 1.        BUSINESS.

       General and Merger with Home Bancorp of Elgin, Inc.

       State  Financial  Services  Corporation,  together with its  consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Hales Corners, Wisconsin. SFSC owns State Financial Bank (Wisconsin) ("SFB"), State Financial Bank - Waterford ("SFB - Waterford"), State Financial Bank (Illinois) ("Richmond"), and Home Federal Savings and Loan Association of Elgin ("Home") (collectively referred to as the "Banks"). The Company also operates State Financial Mortgage Company ("SFMC"), which originates fixed and variable rate mortgages to sell in the secondary market, and Lokken, Chesnut & Cape ("LCC"), an asset management and financial planning company. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Waterford Bank was renamed State Financial Bank - Waterford and is operated as a separate banking subsidiary of the Company. In 1997, SFSC acquired all of the outstanding common stock of Richmond Bancorp, Inc., the parent holding company of Richmond and State Financial Investments, Inc. ("SFI" formerly known as Richmond Financial Services, Inc.), in exchange for cash. In 1998, the Company acquired LCC in exchange for the Company's common stock.

       SFB has seven full-service locations, SFB- Waterford has two full-service office locations, Richmond has two full-service office locations, and Home has five full-service office locations. Four of SFB's offices, Hales Corners, Greenfield, Glendale, and Milwaukee, are located in Milwaukee County, Wisconsin, the most populous county in the state. Three of SFB's offices; Brookfield, Muskego, and Waukesha are located in Waukesha County, Wisconsin which is immediately west of Milwaukee County. In addition, SFB also operates a loan production office providing lending outlets to Milwaukee's central city. SFB - Waterford has offices in Waterford and Burlington, each of which are located in Racine County, Wisconsin. Richmond has offices in Richmond, Illinois which is located in McHenry County, and Libertyville, Illinois which is located in Lake County. Home has offices in Elgin, South Elgin, and Bartlett, Illinois, which are located in Kane County; Roselle, Illinois, which is located in Cook County; and Crystal Lake, Illinois, which is located in McHenry County.

       Effective December 15, 1998, Home Bancorp of Elgin, Inc. ("HBE"), the parent holding company of Home, was merged with and into the Company (the "Merger"). The Merger was consummated in accordance with the terms of an Agreement and Plan of Merger dated June 2, 1998 (the "Merger Agreement"), between the Company and HBE. Matters with respect to the Merger were approved by the shareholders of the Company and HBE at special meetings of shareholders of such companies held on November 5, 1998.

       Under the terms of the Merger Agreement, each share of common stock, $0.01 par value of HBE (the "HBE Common Stock") issued and outstanding immediately prior to the effectiveness of the Merger was canceled and converted into the right to receive 0.914 shares of the common stock, $0.10 par value, of the Company (the "SFSC Common Stock") plus cash in lieu of any fractional share. Of the 7,009,250 share of HBE Common Stock issued and outstanding at the effective time of the Merger, 370,451 shares were canceled and the remaining 6,638,799 shares were cancelled and converted into 6,067,862 shares of the SFSC Common Stock and cash in lieu of fractional shares. Shares of SFSC Common Stock which were issued and outstanding at the time of the Merger were not affected by the Merger and remain outstanding.

       Additional information regarding the Merger, including historical financial statements of HBE and certain pro form data, are included in the definitive Joint Proxy Statement/Prospectus of the Company and HBE, dated September 25, 1998, as well as in Current Reports on Form 8-K, dated December 30, 1998 and March 1, 1999, filed by the Company with the Securities and Exchange Commission in connection with the Merger.

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

       Business Strategy. SFSC is strongly committed to community banking and places a high degree of emphasis on developing full service banking relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency while permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its own unique market area. To be an effective community bank, SFSC believes the decision-making process must stem primarily from the Banks in their credit decisions and array of products. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

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

       Products and Services. Through the Banks, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and club accounts. The Company also offers a variety of annuity and insurance products through the Banks' in-house securities representatives and through its two subsidiaries, SFI and State Financial Insurance Agency, which are subsidiaries of Richmond. SFB's, SFB - Waterford's, and Richmond's lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the respective banks's portfolio. SFB, SFB - Waterford, and Richmond also provide lines of credit to commercial accounts and to individuals through home equity products.

       Prior to the Merger, Home's lending products were exclusively one-to-four family residential owner-occupied mortgage loans, offering both fixed and adjustable rates. Commencing with the Merger, the Company began diversifying Home's lending products into commercial and consumer loans similar to those offered at the other Banks. Home and the Company hired two experienced commercial lenders from the Elgin and Crystal Lake communities to develop Home's commercial lending activities. On the consumer side, Home and the Company hired an experienced retail lender to head up the entire retail loan and deposit operation at Home.

       Through its subsidiary SFMC, SFSC also originates residential real estate loans in the form of adjustable and long-term fixed rate first mortgages, selling these originations in the secondary mortgage market service released.

       Through its subsidiary, LCC, the Company provides asset management and financial planning services to its customers and markets.

       Competition and Market Environment. SFB's offices experience substantial competition from other financial institutions including savings banks, credit unions, non-bank lenders, and consumer finance companies, many of which are substantially larger than the SFB. There are numerous financial institutions within a short distance of each of SFB's offices. SFB - Waterford's offices experience substantial competition from other financial institutions including other banks, savings banks, credit unions, mortgage banking companies, and consumer finance companies located in their respective and surrounding communities. Richmond's offices experience substantial competition from other financial institutions including other banks, savings banks, credit unions, mortgage banking companies, and consumer finance companies located in their respective and surrounding communities. Home's offices experience substantial competition from other financial institutions including other savings banks, banks, credit unions, non-bank lenders, mortgage banking companies, and consumer finance companies, many of which are substantially larger than Home. There are numerous financial institutions within a short distance of each of Home's offices. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24 hour account access through telephone and personal computer delivery systems, and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide borrowers, and the variety of their products. Factors affecting competition include the general and local economic conditions and current interest rate levels.

Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of competition for small to medium sized business customers in the Banks' market areas, as well as a reduction in the level of service provided to both retail and commercial customers. The Company and the Banks also compete for customers by emphasizing the personalized service and individualized attention each provides to both its retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering related financial products such as retail and commercial property and casualty insurance, asset management and financial planning, and brokerage activities through its other subsidiaries and representatives. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas . The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

       Employees. At December 31, 1998, the Company and the Banks employed 232 full-time and 114 part-time employees. The Company considers its relationships with its employees to be good. Each employee who meets the eligibility requirements is entitled to participate in the employee benefit plans of the Company and the Banks, which include plans for group life, accidental death and dismemberment, medical, dental, and long-term disability income insurances; pension, 401(k), and an Employee Stock Ownership Plan ("ESOP"). Further information regarding executive compensation and the Company's benefit plans is incorporated by reference from the Company's definitive Proxy Statement. See
Item 11 of this Form 10-K.

       The Banks and Other Subsidiaries

       At December 31, 1998, the SFB (consolidated with its subsidiaries) had total assets of $279.3 million, net loans of $182.5 million, total deposits of $250.1 million, stockholders' equity of $23.5 million, net income of $4.2 million, and a return on average assets of 1.55%. At December 31, 1998, SFB - Waterford (consolidated with its subsidiary) had total assets of $60.9 million, net loans of $34.2 million, total deposits of $54.5 million, stockholders' equity of $5.2 million, net income of $0.4 million, and annualized return on average assets of 0.81%. At December 31, 1998, Richmond Bancorp, Inc. (consolidated with its subsidiaries)had total assets of $83.3 million, net loans of $43.1 million, total deposits of $69.8 million, stockholders' equity of $12.4 million, a net loss of 0.1 million and a return on average assets of (0.10%). At December 31, 1998, Home had total assets of $397.4 million, net loans of $348.1 million, total deposits of $279.3 million, stockholders equity of $92.1 million, a net loss of $2.5 million, a negative return on average assets of (0.66%). Included in Home's 1998 operating results were $7.0 million in merger-related charges ($5.1 million on a tax-effected basis) incurred in conjunction with its merger with the Company. Exclusive of these merger-related charges, Home reported net income of $2.6 for the year ended December 31, 1998, representing a return on average assets of 0.69%.

       State Financial Bank. SFB is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1998, SFB, consolidated with its subsidiaries, comprised 33.7% of SFSC's consolidated total assets. The following table sets forth SFB's full-service and loan production office locations:

                                                                              Year Acquired
                                                                                   by
Community            Address                               Year Originated   State Financial

Hales Corners, WI    10708 West Janesville Road                  1910              (1)
Muskego, WI          S76 W17655 Janesville Road                  1968              (1)
Milwaukee, WI        2650 North Downer Avenue                    1971             1985
Milwaukee, WI (2)    2460 North 6th Street                       1994              (1)
Greenfield, WI       4811 South 76th Street                      1978             1987
Glendale, WI         7020 North Port Washington Road             1990              (1)
Brookfield, WI       12600 West North Avenue                     1990             1992
Waukesha, WI         400 East Broadway                           1977             1993
----------------------
(1)    Organized de novo by SFB or a predecessor thereof.
(2)    Loan Production Office

       SFB has purchased approximately one and one half acres of land at the intersection of Highways 164 and Coral Drive in Waukesha for the construction of a new branch facility. SFB has applied for and received regulatory approval of this new facility from the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). SFB expects construction of this new facility to begin in the second quarter of 1999 and expects to open the facility in the fourth quarter of 1999.

       SFB has two wholly owned subsidiaries which are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of SFB's investment portfolio to enhance the overall return on SFB's investment securities. Hales Corners Development Corporation ("HCDC") is a subsidiary which owns the real estate related to the Hales Corners and Muskego offices, eight commercial and residential rental properties located adjacent to the Hales Corners office and vacant land in New Berlin held as a potential branch site. In October, 1998, HCDC accepted an Offer to Purchase from a competing financial institution in regards to the vacant New Berlin property. Completion of the sale is contingent upon satisfaction of several contingencies. HCDC expects its sale of the New Berlin property to be completed by the end of the first quarter or the beginning of the second quarter in 1999. In February, 1999, HCDC accepted an Offer to Purchase from a local developer on the eight commercial and residential rental properties located adjacent to SFB's Hales Corners office. The developer expects to level the various properties and construct various retail outlets anchored by a newly constructed major food store. HCDC expects the sale of these properties to be completed by the beginning of the fourth quarter of 1999.

       State Financial Bank - Waterford. SFB - Waterford is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB - Waterford also sells annuities, insurance products, and other investments through two in-house representatives. At December 31, 1998, SFB- Waterford, consolidated with its subsidiary, comprised 7.3% of SFSC's consolidated total assets. The following table sets forth SFB - Waterford's full-service office locations:

                                                                  Year Acquired
                                                                       by
Community         Address                      Year Originated   State Financial

Waterford, WI     217 North Milwaukee Street         1906             1995
Burlington, WI    1050 Milwaukee Avenue              1997              (1)
----------------------
(1)    Organized de novo by SFB - Waterford.

       SFB - Waterford has an accepted Offer to Purchase on an existing building in Elkhorn, Wisconsin for a new branch facility. SFB - Waterford has applied for and received regulator approval of this new facility from the Wisconsin Department of Financial Institutions and the FDIC. SFB Waterford expects to begin renovation of this facility in the second quarter of 1999 and expects to open the facility in the third quarter of 1999.

       SFB - Waterford has a wholly owned subsidiary, Waterford Investment Corporation, which was formed in 1995 to manage the majority of SFB - Waterford's investment portfolio to enhance the overall return on the bank's investment securities.

       State Financial Bank (Illinois). Richmond is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. Richmond also sells annuities through State Financial Investments, Inc., and insurance products through its subsidiary State Financial Insurance Agency. At December 31, 1998, Richmond consolidated with its parent holding company Richmond Bancorp, Inc., its affiliate State Financial Investments, Inc., and its subsidiary State Financial Insurance Agency, comprised 10.1% of SFSC's consolidated total assets. The following table sets forth Richmond's full-service office locations:

                                                                   Year Acquired
                                                      Year              by
Community          Address                          Originated   State Financial

Richmond, IL       10910 Main Street                   1920             1997
Libertyville, IL   1509 North  Milwaukee Avenue        1992             1997

       SFI provides a variety of brokerage services including the sale of annuities, stocks, bonds, and other investment products to its customer base and customers of Richmond. Prior to its acquisition by SFSC, SFI also engaged in the sale of numerous lines of insurance products to individuals and businesses. Concurrent with the acquisition, Richmond formed State Financial Insurance Agency ("SFIA") as a wholly owned subsidiary to assume the insurance activities previously operated under SFI. Through SFIA, the Company markets retail and commercial property and casualty insurance to the Banks' customers and markets.

       Home Federal Savings & Loan Association of Elgin. Home's principal business consists of attracting deposits from the public and investing those deposits, along with funds generated from operations, primarily in loans secured by mortgages on one-to-four-family residences. Following the Merger, Home introduced additional products and services such as commercial and consumer lending, commercial deposit accounts, insurance products, and brokerage activities at its five office locations. At December 31, 1998, Home comprised 50.0% of SFSC's consolidated total assets. The following table sets forth Home's full-service office locations:

                                                                 Year Acquired
                                                                      by
Community           Address                   Year Originated   State Financial

Elgin, IL           16 North Spring Street          1883             1998
Bartlett, IL        200 Bartlett Avenue             1979             1998
Crystal Lake, IL    180 Virginia Street             1974             1998
Roselle, IL         56 East Irving Park Road        1975             1998
South Elgin, IL     300 North McLean Blvd.          1996             1998
----------------------

       In addition, Home owns a facility at 247 Fulton Street in Elgin, Il which it previously used for its check processing and record retention. In February, 1999, Home and the Company relocated these operations to Home's Elgin office at 16 N. Spring Street. Home is attempting to sell the Fulton Street facility.

       State  Financial  Mortgage  Company.   SFMC  was  formed  to  expand  the
origination of secondary market real estate mortgages on behalf of the Company and the Banks.

       Lokken, Chesnut & Cape. LCC is engaged in asset management and financial planning for commercial and individual customers. LCC also acts as an investment advisor to qualified retirement plans such as 401(k)'s and pension plans. LCC markets its services in and around its LaCrosse, Wisconsin headquarters, as well as throughout all of the Company's 16 banking locations. At December 31, 1998, LCC comprised 0.3% of SFSC's consolidated total assets.

       Pending Acquisition. On March 12, 1999, the Company announced it executed a merger agreement pursuant to which a wholly-owned subsidiary of the Company would merge with and into First Waukegan Corporation. The purchase price is $28 million in cash. First Waukegan Corporation is the parent holding company of
Bank of Northern Illinois, N.A., a national bank headquartered in Waukegan, Illinois that has approximately $212 million in assets. First Waukegan Corporation operates from five offices located in Waukegan, Gurnee, Libertyville and Glenview (which has two offices). The merger will be accounted for as a purchase and is subject to regulatory and shareholder approval. The transaction is expected to close no later than the third quarter of 1999.

       Supervision and Regulation

       Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes affect the business of SFSC and the Banks. As a bank holding company, SFSC's business activities are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 as amended (the "Act"), which imposes various requirements and restrictions on its operations. As part of the this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB's prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act limits the activities of SFSC and its banking and nonbanking subsidiaries to the business of banking and activities closely related or incidental to banking.

       SFB and SFB - Waterford are state, non-member banks, chartered in Wisconsin and as such are supervised and examined by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. Richmond is a state, non-member bank chartered in Illinois and as such is supervised and examined by the Illinois Department of Banking and the FDIC. Home is a federally chartered thrift and as such is supervised and examined by the Office of Thrift Supervision ("OTS"). Additionally, the Banks' deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act. LCC is a registered investment advisor and is regulated by the Securities and Exchange Commission.

       The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the periodic reporting, proxy solicitation and tender offer rules, insider trading restrictions and other requirements under the Exchange Act.

       In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The enforcement powers of the federal regulatory agencies responsible for supervisory authority over SFSC and the Banks have significantly increased as a result of legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Certain parts of such legislation, most notably those which increase deposit insurance assessments, authorize further increases to recapitalize the Bank Insurance Fund and the Savings Association Insurance Funds which affect the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital fails to meet certain defined levels. FDICIA established five capital categories ranging from "critically undercapitalized" to "well capitalized." A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy. At December 31, 1998, SFSC and the Banks each met the "well-capitalized" definition of capital adequacy.

       As a result of many of such regulatory changes, the nature of the banking industry in general has changed dramatically in recent years as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured. Further changes along these lines could permit other financially oriented businesses to offer expanded services, thereby creating greater competition for the SFSC and the Banks with respect to services currently offered or which may in the future be offered by those entities. Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels.

       The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquie control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

       The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Efficiency Act") contains provisions which amended the Bank Holding Company Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state. Effective June 1, 1997, the Efficiency Act also allowed interstate branching.

       In addition to the impact of regulation, commercial banks and thrifts are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence economic activity. Monetary policy changes have previously had a significant effect on operating results of financial institutions and are expected to have such an effect in the future. No prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of SFSC and the Banks.

       Cross Reference to Annual Report



       Certain information required by Industry Guide 3 is included in the Management's Discussion and Analysis included with the Annual Report and is incorporated herein by reference pursuant to the following schedule.


                                                                                Annual Report
        Guide 3 Heading                 Annual Report Heading                    Page Number
--------------------------------------- --------------------------------------- ---------------

     I  Distribution of Assets,         Income Statement Analysis                 7,8, and 9
        Liabilities and Stockholders'
        Equity;  Interest Rates and
        Interest Differential

    II  Investment Portfolio            Investment Activities                         19

   III  Loan Portfolio                  Lending Activities                            14

    IV  Summary of Loan Loss            Risk Elements in the Loan Portfolio           16
        Experience

     V  Deposits                        Deposits                                      20

    VI  Return on Equity and Assets     Selected Consolidated Financial Data       6 and 23
                                          and Capital Resources


        The following schedule of projected loan losses by category for the period January 1, 1999 through December 31, 1999, required by Industry Guide 3 is not included in Management's Discussion and Analysis in the Annual Report (dollars in thousands).


                                           Charge-offs   Recoveries       Net

                  Commercial                   $ 117        $ 33        $ 84

                  Installment                    353          43         310

                  Real estate                     49          37          12

                  Other                            1           0           1
                                           ------------- ------------ ----------

                          TOTAL                $ 520       $ 113       $ 407

ITEM  2.       PROPERTIES

       The   following   table  sets  forth  the   locations  of  the  Company's
full-service banking offices.


        Office                       Address                Sq. Feet  Owned/Leased     Lease Expires
        ------                       -------                --------  ------------     -------------

Hales Corners, WI (1,2)    10708 W. Janesville Road           37,000      Owned             n/a

Muskego, WI (1)            S76 W17655 Janesville Road          2,680      Owned             n/a

Milwaukee, WI              2650 N. Downer Avenue               3,000     Leased             2000

Milwaukee, WI (3)          2460 North 6th Street                 100     Leased        month to month

Greenfield, WI (4)         4811 S. 76th Street                 9,000     Leased             2007

Glendale, WI (5)           7020 N. Port Washington             7,500     Leased             2010
                           Road

Brookfield, WI             12600 W. North Avenue               4,800      Owned             n/a

Waukesha, WI               400 E. Broadway                     3,300      Owned             n/a

Waterford, WI              217 N. Milwaukee Street            10,100      Owned             n/a

Burlington, WI             1050 Milwaukee Avenue               6,300     Leased             2006

Richmond, IL (6)           10910 Main Street                  16,030      Owned             n/a



        Office                       Address                Sq. Feet  Owned/Leased     Lease Expires
        ------                       -------                --------  ------------     -------------

Libertyville, IL (7)       1509 N. Milwaukee Avenue            2,690     Leased             2006

Elgin, IL                  16 N. Spring Street                34,169      Owned             n/a

South Elgin, IL            300 North McLean Blvd.              5,200      Owned             n/a

Bartlett, IL               200 Bartlett Avenue                 5,418      Owned             n/a

Crystal Lake, IL           180 Virginia Street                 8,268      Owned             n/a

Roselle, IL                56 East Irving Park Road            3,800      Owned             n/a

Elgin, IL (8)              Fulton Street                       9,168      Owned             n/a

1.     Property  is  owned by  SFB's  wholly  owned  subsidiary,  Hales  Corners
       Development Corporation.
2.     SFB  subleases  approximately  4,300  square  feet of its  space in Hales
       Corners to outside third parties.
3.     Loan production office.
4.     SFB leases this property from Edgewood Plaza Joint Venture.  See "Item 1.
       Election of Directors--Certain  Transactions and Other Relationships with
       Management Principal Shareholders" in the Company's Proxy Statement for further information.
5. SFB subleases approximately 1,200 square feet of its space in Glendale to a third party.
6. Richmond leases approximately 2,400 square feet of its space to outside third parties.
7. Richmond leases this property from Upland Farms, an entity owned by a director of Richmond, Charles F. Wonderlic.
8. Operated as a no customer service check processing, mail operation, and record retention facility of Home. The property is currently listed for sale.

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

       On November 5, 1998, the Company held a special meeting of its shareholders to consider and vote upon the merger of HBE with and into the
Company and to amend the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock of the Company from 10,000,000 to 25,000,000 shares.

       The Merger was approved by the shareholders with 2,975,306 shares voted FOR, 20,988 shares voted AGAINST, and 10,018 shares ABSTAINED. The Merger was consummated on December 15, 1998.

       The  amendment  to  the  Company's   Amended  and  Restated  Articles  of
Incorporation was approved by the shareholders with 2,964,870 shares voted FOR, 38,413 shares voted AGAINST, and 16,633 shares ABSTAINED.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time that the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the contractual long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, higher net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term fixed-rate liabilities in a decreasing rate environment.

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

       Financial institutions are also subject to prepayment risk in falling interest rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower interest rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, Federal Home Loan Bank advances and short-term borrows provide additional sources of liquidity for the Company.

       The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, receivable, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

       Quantitative Disclosures of Market Risk

------------------------     ----------   ----------   ---------   ----------  ----------  -----------  -----------   -----------
                                                                                                                      Fair Value
                                1999        2000         2001        2002        2003      Thereafter    Total         12/31/98
------------------------     ----------   ----------   ----------  ----------  ----------  ----------- ------------   -----------

Rate sensitive assets:
 Fixed interest rate loans   68,769,330   48,524,461   43,547,706  18,818,197  28,093,363  295,572,774  503,325,831   504,993,590
  Average interest rate            8.79%        8.83%        8.72%       8.58%       8.44%        7.90%        8.25%
 Variable interest
  rate loans                 52,790,478   16,673,309   13,326,177  10,489,176  10,307,383    5,521,450  109,107,573   109,107,573
  Average interest rate            8.15%        7.88%        7.69%       7.58%       7.63%        8.70%        7.98%
 Fixed interest rate
  securities                 17,836,150   14,641,046   21,003,480  12,138,480  13,993,478   20,201,507   99,814,141   101,256,518
  Average interest rate            6.41%        6.43%        8.20%       6.33%       6.27%        7.90%        6.33%

Rate sensitive liabilities:
 Savings, money market
 & interest-bearing
 checking                   319,563,404                                                                 319,563,404   319,583,404
  Average interest rate            3.24%                                                                       3.24%
 Time deposits              171,790,683   43,114,352   13,167,291   9,181,624  14,546,591            0  251,800,541   255,462,420
  Average interest rate            5.41%        6.11%        5.89%       6.07%       6.37%        0.00%        5.79%
 Variable interest
  rate borrows               35,866,677                                                                  35,866,677    35,866,677
  Average interest rate                                                                                        5.31%

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                                                                 Principal Position
Name                  Age                     Positions Held                         Held Since

John B. Beckwith       45   President, SFB; Senior Vice President of SFSC               1994

Philip F. Hudson       67   Senior Vice President of SFSC                               1998

Daniel L. Westrope     49   President and CEO, Home; Chairman of the Board and          1998
                            CEO, Richmond; Senior Vice President, SFSC


Thomas M. Lilly        39   President, SFB-Waterford                                    1998

Michael A. Reindl      39   Senior Vice President, Controller, and Chief                1995
                            Financial Officer; Secretary/Treasurer of SFSC;
                            and Secretary of SFB


       John B. Beckwith has been President of SFB since January, 1998 and is responsible for the bank's overall operation and performance. From June 1994 to December 1998, Mr. Beckwith was President of SFB's South Unit responsible for the operation and performance of SFB's offices located in Hales Corners, Muskego, and Greenfield, Wisconsin. From June 1991 to June 1994, Mr. Beckwith was President and Chief Executive Officer of SBHC (currently SFB's Hales Corners and Muskego offices). Mr. Beckwith was a director of SBHC from June 1991 to June 1994. Since June 1994, he has served as a director of SFB. Prior to June 1991, he had been Executive Vice President of SBHC since he joined the Company in 1990. Mr. Beckwith has also served as Senior Vice President of SFSC since November, 1997.

       Philip F. Hudson has been a Senior Vice President of SFSC since November, 1997 and is responsible for strategic operational and acquisition activities of the Company and the Banks. From June, 1994 through December, 1998, Mr. Hudson was President of SFB's North Unit responsible for the operation and performance of SFB's offices located in Milwaukee, Glendale, Brookfield, and Waukesha, Wisconsin. From 1990 to 1994, Mr. Hudson was President and Chief Executive Officer of the Company's then separate subsidiary bank, UNB (currently SFB's Milwaukee and Glendale offices). Mr. Hudson previously served as UNB's President and Chief Executive Officer from 1975 to 1987. Mr. Hudson was a director of the former UNB from 1975 to 1987 and from 1990 to 1994. He has served as a director of SFB since June 1994 and as a director of Richmond since January, 1998.

       Daniel L. Westrope has been President and Chief Executive Officer of Home since December, 1998. Since February, 1998, Mr. Westrope has been Chairman of the Board and Chief Executive Officer of Richmond Bank and is responsible for the bank's overall operation and performance. Mr. Westrope is also a Senior Vice President of SFSC providing input into the

Company's investment banking activities. Prior to joining the Company, Mr. Westrope was employed as an investment banker with Principal Financial Securities, Inc., Chicago, Illinois (now known as Everen Securities, Inc.) from 1995 through February, 1998, and as an investment banker and research analyst with Howe Barnes Investments, Inc., Chicago, Illinois from 1994 to 1995. Prior to 1994, Mr. Westrope was an officer of the Federal Reserve Bank of Chicago.

       Thomas M. Lilly has been President and Chief Executive Officer and a director of SFB-Waterford since January, 1998. From June 1994 through December 1997, Mr. Lilly served as Senior Vice President of SFB. Mr. Lilly joined the Company in 1985, serving in a variety of lending and management capacities at SFB's Hales Corners and Greenfield offices. Mr. Lilly has also served as President of SFSC's wholly-owned subsidiary, State Financial Mortgage Company since its inception in December, 1996.

       Michael A. Reindl has served as the Company's Senior Vice President, Controller, and Chief Financial Officer since November, 1995. In January 1997, Mr. Reindl was also named Secretary/Treasurer of SFSC and Secretary of SFB. From June 1993 through November 1995, Mr. Reindl was Vice President, Controller, and Chief Financial Officer of SFSC. From August 1990 through June 1993, Mr. Reindl was Vice President and Controller of SFSC. Mr. Reindl joined the Company in 1984.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed:

       1. Financial Statements. The following Consolidated Financial Statements of the Company and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:


                                                                   Annual Report
                                                                        Page #

              Report of independent auditors                             25

              Consolidated balance sheets --
              December 31, 1998 and 1997                                 26

              Consolidated statements of income --
              Years ended December 31, 1998, 1997, and 1996              27

              Consolidated statements of stockholders' equity --
              Years ended December 31, 1998, 1997, and 1996              28

              Consolidated statements of cash flows --
              Years ended December 31, 1998, 1997, and 1996              30

              Notes to Consolidated Financial Statements                 31

       2. Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits. See Exhibit Index, included as the last pages of this report, which is incorporated herein by reference.

(b)    Reports on Form 8-K:

              The Company filed on report on Form 8-K on December 30, 1998 and Amendment No. 1 thereto on March 1, 1999 in regards to its merger with Home Bancorp and Home.

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

                                STATE FINANCIAL SERVICES CORPORATION

                                By: /s/Michael J. Falbo
                                    Michael J. Falbo, President and Chief
                                      Executive Officer
Date:   March 24, 1999

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officers


 /s/ Jerome J. Holz         Chairman of the Board and Vice
Jerome J. Holz              President                             March 24, 1999

 /s/ Michael J. Falbo       President and Chief Executive
Michael J. Falbo            Officer                               March 24, 1999

/s/ Michael A. Reindl       Senior Vice President,
Michael A. Reindl           Controller, and Chief Financial       March 24, 1999
                            Officer

Directors


/s/ Jerome J. Holz           Director
Jerome J. Holz                                                    March 24, 1999

/s/ Michael J. Falbo         Director
Michael J. Falbo                                                  March 24, 1999

/s/ Richard A. Horn          Director
Richard A. Horn                                                   March 24, 1999

/s/ Barbara E. Holz-Weis     Director
Barbara E. Holz-Weis                                              March 24, 1999

/s/ Thomas S. Rakow          Director
Thomas S. Rakow                                                   March 24, 1999

/s/ Ulice Payne, Jr.         Director
Ulice Payne, Jr.                                                  March 24, 1999

/s/ David M. Stamm           Director
David M. Stamm                                                    March 24, 1999





                                 signature page

                      STATE FINANCIAL SERVICES CORPORATION



                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 1998

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.


   Exhibit
   Number      Description

    2.1 Agreement and Plan of Merger, dated as of June 1, 1998, by and between Registrant and Home Bancorp of Elgin, Inc. (13)

    3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation as filed on December 14, 1998.

    3.2 Articles of Incorporation of the Registrant as Amended and Restated effective December 14, 1998.

    3.3 Bylaws of Registrant, as amended and restated effective January 27, 1998. (12)

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

    10.13 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (5)

    10.14 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated. (6)

    10.15 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992. (1)

    10.16 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. dated April 12, 1995. (8)

    10.17 Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin) (11)

    10.18 Agreement and Plan of Merger By and Among Registrant, RBI, Inc. and Richmond Bancorp, Inc. (10)

    10.19 Lease between Richmond and Upland Farms (1509 North Milwaukee Avenue, Libertyville, Illinois). (12)

    10.20      Consulting  Agreement  by and  among,  Registrant  and  George L.
               Perucco (13)

    10.21 State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993. (1)

    10.22 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)

    10.23      State  Financial  Services  Corporation   Supplemental  Executive
               Retirement Plan for Michael J. Falbo effective November 22, 1994.
               (9)

    10.24      State Financial  Services  Corporation 1998 Stock Incentive Plan.
               (12)

    13 Registrant's Annual Report to security holders for the fiscal year ended December 31, 1998.

    21         Subsidiaries of Registrant.

    23.1       Consent of Ernst & Young LLP.

    23.2       Opinion of KPMG LLP

    23.3       Opinion of KPMG LLP

    27.1       Financial Data Schedule

    27.2       Restated Financial Data Schedule for the year ended December 31,
               1997.

    27.3       Restated Financial Data Schedule for the year ended December 31,
               1996.

    99.1 Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 5, 1999.

-------------- -----------------------------------------------------------------

     (1) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.

     (2)       Incorporated   by  reference   from   Registrant's   registration
               statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.

     (3)       Incorporated   by  reference   from   Amendment   No.  1  to  the
               registration statement on Form S-1, dated December 6, 1989.

     (4) Incorporated by reference from Amendment No.2 to the registration statement on Form S-1, dated March 6, 1989.

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

     (8)       Incorporated   by  reference   from   Amendment   No.  2  to  the
               Registrant's registration statement on Form S-4, Registration Number 33-59665, dated July 18, 1995.

     (9) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

    (10) Incorporated by reference from Registrant's Report on Form 8-K, dated January 14, 1998.

    (11) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

    (12) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.

    (13)       Incorporated   by  reference   from   Registrant's   registration
               statement on Form S-4, Registration Number 33-64375, dated September 25, 1998.

     The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.