Form 10-Q
period 1999-03-31
STATE FINANCIAL SERVICES CORP
filed 1999-05-12
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            March 31, 1999

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

        As of May 12, 1999, there were 10,086,214 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998                              2

             Consolidated Statements of Income for the
             Three Months ended March 31, 1999 and 1998                        3

             Consolidated Statements of Income for the
             Three Months ended March 31, 1999 and 1998                        4

             Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 1999 and 1998                        5

             Notes to Consolidated Financial Statements                        6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8



                           PART II - OTHER INFORMATION

Items 1-6                                                                     16

Signatures                                                                    18

Part I.      Financial Information
Item 1.      Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

                                                                       March 31,           December 31,
                                                                          1999                1998
                                                                  -----------------    -----------------

ASSETS
  Cash and due from banks                                           $   26,509,621        $  31,028,203
  Federal funds sold                                                    10,411,118            8,508,387
  Other short-term investments                                          15,720,000           12,900,000
    Interest-earning deposits                                           39,849,239           29,793,241
                                                                  -----------------    -----------------
  Cash and cash equivalents                                             92,489,978           82,229,831
                                                                  -----------------    -----------------

Investment securities
  Held-to-maturity (fair value $8,413,000  - March 31, 1999
      and $10,479,402 - December 31, 1998)                               8,271,465           10,290,241
  Available for sale (at fair value)                                    95,909,229           94,704,827

  Loans (net of allowance for loan losses of $4,612,029 -March 31,
      1999 and $4,484,504 -December 31, 1998)                          615,134,097          607,948,900

  Premises and equipment                                                13,719,426           13,333,369
  Accrued interest receivable                                            4,516,456            4,485,332
  Other assets                                                          15,246,682           15,376,023
                                                                  -----------------    -----------------
                                                    TOTAL ASSETS     $ 845,287,333        $ 828,368,523
                                                                  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                              75,607,265           81,540,940
    Savings                                                            193,782,374          199,266,311
    Money market                                                       126,842,687          120,297,093
    Other time                                                         246,806,801          251,800,542
                                                                  -----------------    -----------------
                                                  TOTAL DEPOSITS       643,039,127          652,904,886


  Notes payable                                                                -0-            6,750,000
  Securities sold under agreements to repurchase                        10,923,160            4,116,677
   Federal Home Loan Bank advances                                      50,000,000           25,000,000
  Accrued expenses and other liabilities                                 4,013,712            3,270,762
  Accrued interest payable                                               1,881,084            1,688,920
                                                                  -----------------    -----------------
                                               TOTAL LIABILITIES       709,857,083          693,731,245


Stockholders' equity:
  Preferred stock, $1 par value; authorized--100,000 shares;
     issued and outstanding--none
  Common stock, $0.10 par value; authorized--10,000,000
  shares issued and outstanding--10,081,447 shares in 1999
  and 10,076,017 in 1998                                                 1,008,145            1,007,601
  Capital surplus                                                       94,800,284           94,153,564
  Accumulated other comprehensive income                                   732,219            1,080,549
  Retained earnings                                                     44,119,038           43,748,273
  Less:  Guaranteed ESOP obligation                                     (5,229,436)          (5,352,709)
                                                                  -----------------    -----------------
                                      TOTAL STOCKHOLDERS' EQUITY       135,430,250          134,637,278
                                                                  -----------------    -----------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 845,287,333        $ 828,368,523
                                                                  =================    =================

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                      Three months ended March 31,

                                                                        1999                 1998
                                                                  -----------------    -----------------

INTEREST INCOME:
  Loans, including fees                                                $12,178,444          $11,964,555
  Investment securities
    Taxable                                                              1,567,087            1,731,508
    Tax-exempt                                                             361,625              310,247
  Federal funds sold                                                       152,716              236,240
                                                                  -----------------    -----------------
                                           TOTAL INTEREST INCOME        14,259,872           14,242,550

INTEREST EXPENSE:
  Deposits                                                               5,654,750            6,193,649
  Notes payable and other borrows                                          646,780              163,688
                                                                  -----------------    -----------------
                                          TOTAL INTEREST EXPENSE         6,301,530            6,357,337
                                                                  -----------------    -----------------
                                             NET INTEREST INCOME         7,958,342            7,885,213


Provision for loan losses                                                  172,500              172,500
                                                                  -----------------    -----------------
                                      NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES         7,785,842            7,712,713

OTHER INCOME:
  Service charges on deposit accounts                                      476,740              437,681
  Merchant service fees                                                    315,914              309,942
  Building rent                                                             69,511               69,686
  ATM fees                                                                 166,238              174,655
  Security transaction commissions                                         117,707               89,788
  Asset management fees                                                    150,128                  -0-
  Gains on sale of loans                                                   205,872              156,981
  Investment security gains                                                208,705              202,058
  Other                                                                    133,393              179,187
                                                                  -----------------    -----------------
                                              TOTAL OTHER INCOME         1,844,208            1,619,978


OTHER EXPENSES:
  Salaries and employee benefits                                         2,954,593            3,356,220
  Net occupancy expense                                                    325,921              320,579
  Equipment rentals, depreciation and maintenance                          729,089              711,491
  Data processing                                                          539,129              482,583
  Legal and professional                                                   239,518              396,554
  Merchant service charges                                                 228,422              219,943
  ATM charges                                                              145,017              144,403
  Advertising                                                              177,799              229,281
  Goodwill amortization                                                    177,689              140,460
  Merger-related charges                                                   598,292                  -0-
  Other                                                                    802,738              849,302
                                                                  -----------------    -----------------
                                            TOTAL OTHER EXPENSES         6,918,207            6,850,816

                                      INCOME BEFORE INCOME TAXES         2,711,843            2,481,875
Income taxes                                                             1,184,788              881,636
                                                                  -----------------    -----------------
                                                      NET INCOME       $ 1,527,055          $ 1,600,239
                                                                  =================    =================
 Basic earnings per common share                                             $ 016               $ 0.17
 Diluted earnings per common share                                            0.16                 0.16
 Dividends per common share                                                   0.12                 0.12
 Basic weighted average common shares outstanding                        9,634,927            9,606,420
 Diluted weighted average common shares outstanding                      9,654,394            9,775,819
See notes to unaudited consolidated financial statements.


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                      Three months ended March 31,
                                                                        1999                 1998
                                                                  -----------------    -----------------

OPERATING ACTIVITIES
  Net income                                                          $  1,527,055          $ 1,600,239
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                            172,500              172,500
      Provision for depreciation                                           357,325              383,030
      Amortization of investment security
        premiums and accretion of discounts-net                             28,304               49,564
      Amortization of goodwill                                             177,689              140,460
      Market adjustment for committed ESOP shares                          598,291              233,214
      Cost of Recognition and Retention Plan                                   -0-              224,912
      Increase in interest receivable                                      (31,124)            (113,719)
      Increase in interest payable                                         192,164              118,309
      Realized investment security gains-net                              (208,705)            (202,058)
      Other                                                                889,778              102,797
                                                                  -----------------    -----------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES         3,703,277            2,709,248

INVESTING ACTIVITIES
  Purchases of investment securities                                           -0-                  -0-
  Maturities of investment securities                                    2,005,892              706,425
  Purchases of securities available for sale                           (10,588,946)         (13,086,602)
  Maturities and sales  of securities available for sale                 9,034,323           10,620,132
  Net decrease (increase) in loans                                      (7,357,697)             645,332
  Purchases of premises and equipment                                     (743,382)             (85,267)
                                                                  -----------------    -----------------
                           NET CASH USED BY INVESTING ACTIVITIES        (7,649,810)          (1,199,980)

FINANCING ACTIVITIES
  Increase (decrease) in deposits                                       (9,865,759)          13,920,265
  Decrease in notes payable                                             (6,750,000)          (4,400,000)
  Decrease in guaranteed ESOP obligation                                   123,273              268,349
  Net proceeds from securities sold under agreement to
  repurchase                                                             6,806,483            6,863,840
  Increase (decrease) in Federal Home Loan Bank Advances                25,000,000           (5,000,000)
  Cash dividends                                                        (1,156,290)          (1,145,795)
  Proceeds from exercise of stock options                                   48,973                3,135
                                                                  -----------------    -----------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES        14,206,680           10,509,794
                                                                  -----------------    -----------------
INCREASE IN CASH AND CASH EQUIVALENTS                                   10,260,147           12,019,062

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        82,229,831           80,584,884
                                                                  -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 92,489,978          $92,603,946
                                                                  =================    =================

Supplemental information:
  Interest paid                                                       $  6,109,366          $ 6,239,028
  Income taxes paid                                                        786,500              272,000


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 1999


NOTE A--BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank - Waterford ("Waterford"), State Financial Mortgage Company, Richmond Bancorp, Inc. ("Bancorp") Lokken, Chesnut and Cape ("LCC"), and Home Federal Savings and Loan Association of Elgin ("Home"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Bancorp also includes the accounts of its wholly owned subsidiaries, State Financial Bank (Illinois, "Richmond") and State Financial Investments, Inc. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. All significant intercompany balances and transactions have been eliminated.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1998.

NOTE B--ACQUISITIONS

       On September 8, 1998, the Company completed its acquisition of LCC, an asset management firm located in LaCrosse, Wisconsin. The Company purchased the outstanding common stock of LCC in exchange for 113,241 shares of its common stock valued at $21.19 per share on the transaction date. An additional 28,310 shares of common stock may be issued on January 31, 2002 subject to LCC meeting or exceeding certain operating performance targets in 1999, 2000, and 2001. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of LCC's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LCC's operating results for the period September 8, 1998 through March 31, 1999 are included in the Company's consolidated statements of income for the three and three months ended March 31, 1999. LCC's financial condition is included in the Company's consolidated balance sheets dated March 31, 1999. No operating results of LCC are included in the Company's consolidated statements of income for the three and three months ended March 31, 1998. Pro forma data to include LCC financial results is not presented as the effect is immaterial.

       Home was a business combination consummated on December 15, 1998 accounted for as a pooling-of-interests. Accordingly, the financial position and results of operations and cash flows of the Company and Home have been restated as though the companies were combined for all historical periods.

NOTE C - COMPREHENSIVE INCOME

       On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders equity. The standard permits the statement of changes in shareholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports.

                                    For the three months ended
                                    March 31,         March 31,
                                       1999             1998
                                 ----------------- ----------------

Net income                             $1,527,055       $1,600,239
Other comprehensive income
Change in unrealized securities
  gains (losses), net of tax             (139,625)          93,513
Reclassification adjustment for
  realized gains included in
  net income                             (208,705)        (202,058)
                                 ----------------- ----------------
Total comprehensive income             $1,178,725       $1,491,694
                                 ----------------- ----------------

NOTE D--SEGMENT INFORMATION

       The Company evaluates segment performance for each subsidiary financial institution, which is differentiated primarily by geographic location. The Company has four reportable segments: State Financial Bank (Wisconsin), State Financial Bank - Waterford, State Financial Bank (Illinois), and Home Federal Savings and Loan Association of Elgin. Each institution provides a full range of retail and commercial banking services. Additionally, State Financial Bank (Illinois) provides insurance and brokerage services.

       Management evaluates the after-tax performance of each of the subsidiary financial institutions on that institution's actual earning assets, nonearning assets, and funding sources. Each subsidiary financial institution has its own net interest income, provision for loan losses, other income, noninterest expense and income tax provision as captured by the institution's accounting systems. The "all other" category includes primarily the results of the parent company and Lokken, Chesnut & Cape. Intercompany and other amounts, which are included in "all other" are not material.

       The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the three months ended March 31, 1999 and 1998.


                                           For the three months ended March 31, 1999

                                                                         Home
                                                                        Federal
                           State          State          State        Savings and
                         Financial       Financial      Financial        Loan
                            Bank           Bank -          Bank       Association        All
                        (Wisconsin)      Waterford      (Illinois)     of Elgin         Other       Consolidated
                        ----------------------------------------------------------------------------------------
Interest income         $  5,101,623    $   953,774    $ 1,352,260    $  6,825,033   $   27,182    $ 14,259,872
Interest expense           1,990,915        436,941        670,910       3,331,679     (128,915)      6,301,530
----------------------------------------------------------------------------------------------------------------
Net interest income        3,110,708        516,833        681,350       3,493,354      156,097       7,958,342
Provision for loan
losses                        75,000          7,500         60,000          30,000            0         172,500
----------------------------------------------------------------------------------------------------------------
Net interest income
 after                     3,035,708        509,333        621,350       3,463,354      156,097       7,785,842
 provision for loan
 losses                      892,521         87,705        149,632         280,870      433,480       1,844,208
Other income                       0              0              0         598,292            0         598,292
Merger-related charges
Other noninterest
 expense                   2,391,283        451,763        854,840       2,233,464      388,565       6,319,915
                        ----------------------------------------------------------------------------------------
Income (loss) before
 income taxes              1,536,946        145,275        (83,858)        912,468      201,012       2,711,843
Income taxes                 477,318         41,045        (11,678)        587,313       90,790       1,184,788
                        ----------------------------------------------------------------------------------------
Net income              $  1,059,628        104,230   ($    72,180)   $    325,155   $  110,222    $  1,527,055
                        ========================================================================================
Total assets            $291,148,085    $54,868,114    $79,381,485    $411,957,014   $7,932,635    $845,287,333
                        ========================================================================================


                                          For the three months ended March 31, 1998


                                                                         Home
                                                                         Federal
                           State          State         State         Savings and
                         Financial      Financial     Financial           Loan
                           Bank          Bank -          Bank         Association        All
                        (Wisconsin)     Waterford     (Illinois)        of Elgin        Other     Consolidated
----------------------------------------------------------------------------------------------------------------

Interest income        $  5,237,468   $   914,863    $ 1,655,280     $ 6,431,339    $    3,600    $ 14,242,550
Interest expense          2,218,496       455,034        932,589       2,743,360         7,858       6,357,337
----------------------------------------------------------------------------------------------------------------

Net interest income       3,018,972       459,829        722,691       3,687,979        (4,258)      7,885,213
Provision for loan
losses                       75,000         7,500         60,000          30,000             0         172,500
----------------------------------------------------------------------------------------------------------------
Net interest income
 after provision for
 loan losses              2,943,972       452,329        662,691       3,657,979        (4,258)      7,712,713
Other income                851,088        78,459        250,459         238,186       201,786       1,619,978
Merger-related charges            0             0              0               0             0               0
Other noninterest
 expense                  2,300,370       458,769        865,041       3,063,865       162,771       6,850,816
                       ----------------------------------------------------------------------------------------
Income (loss) before
 income taxes             1,494,690        72,019         48,109         832,300        34,757       2,481,875
Income taxes                472,211        18,608         49,228         322,560        19,029         881,636
                       ----------------------------------------------------------------------------------------
Net income             $  1,022,479   $    53,411  ($      1,119)   $    509,740    $   15,728    $  1,600,239
                       ========================================================================================
Total assets           $273,701,278   $49,586,432    $91,910,313    $373,950,514   ($2,496,483)   $786,652,054
                       ========================================================================================




NOTE E--PENDING ACQUISITION

       On March 12, 1999, the Company executed a Definitive Agreement to acquire all of the outstanding common stock of First Waukegan Corporation ("FWC"), Waukegan, Illinois in exchange for $28 million in cash. FWC is the parent bank holding company of Bank of Northern Illinois, N.A., a national commercial banking institution which operates five offices in Waukegan, Gurnee, Libertyville, and Glenview (2), Illinois. The merger will be accounted for as a purchase. The acquisition, which requires approval by FWC's shareholders and regulatory authorities is expected to close no later than the end of the third quarter of 1999. At March 31, 1999, FWC had consolidated total assets of $207.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

       At March 31, 1999, total assets were $845,287,000 compared to $828,369,000 at December 31, 1998. At March 31, 1999, total deposits decreased $9,866,000 compared to December 31, 1998 mainly due to cyclical declines in demand and savings balances and lower time deposit balances as depositors migrated to money market accounts in the current relatively lower interest rate environment. Other significant uses of funds during the first three months of 1999 consisted of $10,260,000 in increased cash and cash equivalents (mainly short-term investments and interest-earning deposits), $7,358,000 in net loan increases, the retirement of $6,750,000 in notes payable, the payment of
$1,156,000 in cash dividends, and the purchase of $743,000 in fixed assets, mainly in computer enhancements as the Company upgraded its system in preparation for Richmond's and Elgin's conversion to the Company's data service provider in May and July, respectively. Funding sources came from a $25,000,000 increase in Federal Home Loan Bank Advances, a $6,806,000 increase in securities sold under agreements to repurchase, $3,703,000 in net cash provided by operating activities, $451,000 in net investment securities maturities and sales, $123,000 in ESOP loan repayments, and $49,000 in proceeds from exercised stock options.

       State reported asset growth at each of its banking operations except State Financial Bank (Illinois). Home reported the largest asset growth, increasing $38.0 million between March 31, 1999 and March 31, 1998, the result of deposit growth and increased Federal Home Loan Bank borrowings used to support mortgage loan growth. State Financial Bank and State Financial Bank - Waterford reported total asset increases of $17.4 million and $5.3 million, respectively. Additionally, the LCC acquisition added $2.6 million in assets to State's consolidated footings. State Financial Bank (Illinois) experienced $12.5 million in asset contraction as management strategically reduced the level of municipal deposits outstanding at that institution. State reported net loans of $615.1 million at March 31, 1999, an increase of $52.8 million or 9.4% over March 31, 1998 mainly due to increased mortgage originations at Home. Total deposits at March 31, 1999 grew $11.1 million or 1.8% to $643.0 million from $631.9 million at March 31, 1998. Total stockholders' equity increased to $135.4 million at March 31, 1999 from $134.8 million at March 31,1998 due to earnings retention net of dividends, changes in the value of securities available for sale over the preceding twelve months, the additional stock issued to complete the acquisition of LCC in September, 1998 and Home's purchase of treasury stock in the third and fourth quarters of 1998.

Asset Quality

       At March 31, 1999, non-performing assets were $3,910,000, a decrease of $13,000 from December 31, 1998 due to an increase of $440,000 in accruing loans past due 90 days or more, offset by a decrease of $341,000 in nonaccrual loans and a decrease of $112,000 in other real estate. Total non-performing assets as a percentage of total assets decreased to 0.46% at March 31, 1999 from 0.47% at December 31, 1998 due to the decrease in the amount of total non-performing and restructured loans and a an increase in the level of outstanding total assets at March 31, 1999 as compared to December 31, 1998 As a percentage of total loans outstanding, the level of non-performing loans increased to 0.56% at March 31, 1999 from 0.55% at December 31, 1998 due to the increase in accruing loans past due 90 days or more between March 31, 1999 and year end 1998.

       At March 31, 1999, available information would suggest that additional loans totaling approximately $500,000 would likely be included as nonaccrual, past due or restructured during the second quarter of 1998.

The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                             Mar. 31     Dec 31     Sep. 30     Jun. 30     Mar. 31
                                                1999       1998        1998        1998        1998
                                          ----------------------------------------------------------
Nonaccrual loans......................... $    2,904  $   3,245       2,681   $   3,151   $   3,287
Accruing loans past due 90 days or more..        546        106         436         118          68
Restructured loans.......................          0          0           0           0           0
                                          ----------------------------------------------------------
Total non-performing and restructured
loans                                          3,450      3,351       3,117       3,269       3,355
                                          ----------------------------------------------------------
Other real estate owned..................        460        572         347         234         728
                                          ----------------------------------------------------------
Total non-performing assets.............. $    3,910  $   3,923       3,464       3,503   $   4,083
                                          ============================================================
Ratios:
  Non-performing loans to total loans....       0.65%      0.55%       0.52%       0.56%       0.59%
  Allowance to non-performing loans......     133.68     133.84      143.95      137.42      133.96
  Non-performing assets to total assets..       0.46       0.47        0.43        0.45      0.0.52
                                          ============================================================

       When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. The Company does not generally recognize income on loans past due 90 days or more.


Allowance for Loan Losses and Net Charge-offs

       Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 1999, the Allowance was $4,612,000, an increase of $127,000 from the balance at December 31, 1998. This increase was due to loan loss provisions exceeding net charge-offs through the first three months of 1999.

       The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 0.74% at March 31, 1999 compared to 0.73% at December 31, 1998. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 1999.








            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

       The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                     Three months
                                                         ended             Year ended
                                                     March 31, 1999      Dec. 31, 1998

                                                  -----------------------------------------
     Balance at beginning of period                $         4,485      $         4,370
     Charge-offs:
        Commercial                                               5                  146
        Real estate                                              0                   39
        Installment                                             77                  465
        Other                                                    6                  149
                                                  -----------------------------------------
        Total charge-offs                                       88                  799
                                                  -----------------------------------------
     Recoveries:
        Commercial                                              33                   79
        Real estate                                              1                   59
        Installment                                              8                   60
        Other                                                    1                   26
                                                  -----------------------------------------
        Total recoveries                                        43                  224
                                                  -----------------------------------------
     Net charge-offs                                            45                  575
     Additions charged to operations                           172                  690
                                                  -----------------------------------------
     Balance at end of period                      $         4,612      $         4,485
                                                  =========================================
     Ratios:
        Net charge-offs to
          average loans outstanding1                          0.03%                0.10%
       Net charge-offs to total allowance1                    3.90                12.82
       Allowance to period end
          loans outstanding                                   0.74                 0.73
     ---------------------------------------------=========================================
      1.     Annualized

       Net charge-offs to average loans outstanding decreased to 0.03% on an annualized basis compared to 0.10% for the year ended December 31, 1998.
Annualized 1999 commercial loan charge-offs declined mainly due to fewer charge-offs at SFB and SFBR in the first quarter of 1999. Annualized installment loan charge-offs declined in first quarter 1999 as SFBR incurred fewer write-offs on its indirect subprime auto loan portfolio. The level of other loan charge-offs in 1998 was primarily impacted by credit card losses. The Company sold its credit card portfolio in July, 1998 to an unrelated third party. Accordingly, losses from credit card lending, classified with other loan charge-offs, were no longer incurred.


Results of Operation -  Comparison  of the Three Months Ended March 31, 1999 and
                        1998

General

       For the quarter ended March 31, 1999, the Company reported net income of $1,527,000, a decrease of $73,000 or 4.6% from the $1,600,000 reported for the quarter ended March 31, 1998. Included in first quarter 1999 were $598,000 in additional merger-related charges stemming from the Company's merger with Home. These charges resulted solely from the dissolution of Home's ESOP in first quarter 1999. Exclusive of these charges, net income for first quarter 1999 was $2,125,000, a 32.8% increase over first quarter 1998. Increased net interest income and non-interest income and reduced non-interest expenses, exclusive of the merger-related charges, were the main reasons for this improvement.

Net Interest Income

        The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 1999 and March 31, 1998 (dollars in thousands):

                                                     1999                       1998
                                          --------------------------- ---------------------------
                                            Average          Yield/     Average          Yield/
                                            Balance Interest  Rate4     Balance Interest Rate4
                                          --------------------------- ---------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                              $617,932   12,211  8.01%    $565,071  $11,991  8.61 %
  Taxable investment securities              71,579    1,047  5.93       68,330    1,083  6.43
  Tax-exempt investment securities 3         32,755      548  6.79       26,889      470  7.09
  Other short-term investments               17,196      220  5.19        2,022       29  5.82
  Interest-earning deposits                  30,038      300  4.05       50,369      619  4.98
  Federal funds sold                         12,338      153  5.03       17,065      236  5.61
                                          --------------------------- ---------------------------
Total interest-earning assets               781,838   14,479  7.51      729,746   14,428  8.02
Non-interest-earning assets:
  Cash and due from banks                    31,614                      24,079
  Premises and equipment, net                13,460                      13,702
  Other assets                               19,633                      17,997
Less: Allowance for loan losses              (4,531)                     (4,416)

TOTAL                                      $842,014                    $781,108
                                          =========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts                             $ 86,809      395  1.85%    $ 83,225      471 2.30%
  Money market accounts                     127,943    1,192  3.78      107,129    1,202 4.55
  Savings deposits                          106,927      652  2.47      105,416      748 2.88
  Time deposits                             248,557    3,416  5.57      264,720    3,773 5.78
  Notes payable                               2,325       50  8.72        1,333       23 7.00
  FHLB borrowings                            41,667      459  4.47        1,167       17 5.91
  Federal funds purchased                     2,651       33  5.05            0        0 0.00
  Securities sold under
    agreement to repurchase                   8,920      105  4.77        9,434      124 5.33
                                          --------------------------- ---------------------------
Total interest-bearing liabilities          625,799    6,302  4.08      572,424    6,358 4.50
Non-interest-bearing liabilities:
  Demand deposits                            76,266                      68,003
  Other                                       4,915                       6,129
                                          ---------                   ---------
Total liabilities                           706,980                     646,556
                                          ---------                   ---------
Stockholders' equity                        135,934                     134,552
                                          ---------                   ---------
TOTAL                                      $842,014                    $781,108
                                          =========                   =========
Net interest earning and interest rate
spread                                                 8,177  3.43%              $ 8,070 3.52%
                                                      ===============            ================
Net yield on interest-earning assets                          4.24%                      4.48%
-------------------------------------------                 =========                   =========
    1.  For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
    2.  Interest  earned on loans  includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
    3.  Taxable-equivalent  adjustments are made in calculating  interest income and yields using a 34% rate for all years presented.
    4.  Annualized

       For the quarter ended March 31, 1999, the Company reported taxable-equivalent net interest income of $8,177,000, an increase of $107,000 or 1.3% from the $8,070,000 reported for the quarter ended March 31, 1998. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.24% in first quarter 1998 from 4.48% in first quarter 1998. The margin decline was mainly due to reduced loan yields resulting from intense pricing competition and the general decline in interest rates over the preceding twelve months.

       Taxable-equivalent total interest income increased $51,000 for the quarter ended March 31, 1999 compared to the first quarter of 1998. This improvement was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $52,092,000 or 7.1% increase in the volume of average interest-earning assets in first quarter 1999 over first quarter 1998. Virtually all of this increase came in increased average loan volume resulting mainly from continued mortgage loan growth. Average loans outstanding increased 52,861,000 or 9.4% in first quarter 1999 over first quarter 1998. The general decline in interest rates over the preceding twelve months offset the positive volume impacts to the Company's total interest income. For the quarter ended March 31, 1999, the Company's taxable-equivalent yield on interest-earning assets fell to 7.51% from 8.02% for the quarter ended March 31, 1998. The Company's first quarter 1999 loan yield declined to 8.01% from 8.61% in first quarter 1998. This decline was mainly due to the impacts of intense loan pricing competition in the Company's markets and maturing loans repricing into the comparatively lower interest rate environment prevalent in 1999. The Company also experienced yield contraction in its taxable and tax-exempt investment securities due to the reinvestment of maturing investments proceeds into 1999's lower rate environment. For the quarter ended March 31, 1999, the yield on taxable investment securities declined to 5.93% and tax-exempt investment yields declined to 6.79% from 6.43% and 7.09% respectively for the quarter ended March 31, 1998.

       Reduced funding costs helped to offset the impacts of reduced asset yields in first quarter 1999. The cost of interest-bearing liabilities declined to 4.08% for first quarter 1999 from 4.50% for first quarter 1998. Due to the general decline in market interest rates over the preceding twelve months, the Company reported a lower funding cost on each of its interest-bearing deposit liabilities in the first quarter 1999. In fourth quarter 1998, the Company adjusted its pricing on certain NOW accounts and savings deposits given the general decline in short-term interest rates. As a result, the cost of NOW accounts decreased to 1.85% in first quarter 1999 from 2.30% in first quarter 1998. Similarly, the repricing of savings deposits resulted in that deposit cost falling to 2.47% in 1999 from 2.88% in 1998. The cost of money market accounts fell to 3.78% in first quarter 1999 from 4.55% in first quarter 1998 mainly due to the general decline in short-term interest rates over the last twelve months. Time deposit costs also fell to 5.57% in first quarter 1999 from 5.78% in first quarter 1998 as maturing instruments repriced into the current lower rate environment. Additionally, in a lower interest rate environment, a greater percentage of time deposit customers typically move maturing balances into more liquid deposit products, primarily money market accounts, as the yield pick-up on fixed maturity deposits is comparatively less attractive. This is the primary reason the Company experienced a $16,163,000 decline in the volume of outstanding average time deposits and a $20,814,000 increase in the volume of average money market accounts in first quarter 1999 as compared to first quarter 1998. To help fund the increase in average-interest earning assets not supported by deposit growth, the Company relied more on FHLB borrowings to fund asset growth in first quarter 1999. As a result, time deposits, historically the Company's highest significant funding cost, represented a smaller percentage of the Company's total interest-bearing liabilities in first quarter 1999 compared to first quarter 1998, which helped to improve the Company's first quarter 1999 cost of funds. Average time deposits comprised 39.7% of average interest-bearing liabilities in first quarter 1999 compared to 46.2% in first quarter 1998.


Provision for Loan Losses

       The provision for loan losses in first quarter 1999 and first quarter 1998 remained unchanged at $172,500 in each period.


Other Income

       Total other income increased $224,000 in first quarter 1999 over first quarter 1998. The inclusion of LCC's asset management fees accounted for $150,000 of this increase. Exclusive of LCC, total other income increased $74,000 due to increases in gains on mortgage origination sales, service charges on deposit accounts, security transaction commissions, merchant services, and investment securities gains, offset by reductions in ATM fees, gains realized from other real estate sales, and other income. For the quarter ended March 31, 1999, gains on mortgage origination sales increased $49,000 due to increased volume resulting from continued strong mortgage demand at SFB, SFBW, and Richmond due to the current low interest rate environment. Service charges on deposit accounts increased $39,000 mainly due to adjustments in Home's pricing and handling of checks returned for insufficient funds. Security transaction commissions increased $28,000 due to volume increases in brokerage activities at SFB and Richmond and the introduction of these services at Home in the first quarter of 1999. Merchant services income increased $6,000 due to volume increases. The Company recognized $209,000 in investment securities gains in first quarter 1999, a $7,000 increase over first quarter 1998 due to the sale of two marketable equity securities in first quarter 1999. Offsetting these improvements were declines in ATM fees and other income in first quarter 1999. ATM fees declined $8,000 in first quarter 1999 due to slightly lower volume in foreign transactions at the Company's terminals. Other income decreased $46,000, mainly due to lower amounts realized from other real estate sales gains ($33,000), fewer check imprinting fees ($21,000).


Other Expenses

       Total other expenses increased $67,000 in first quarter 1999 over first quarter 1998, which included $598,000 in merger-related charges recognized in first quarter 1999 resulting from the dissolution of Home's ESOP. Exclusive of these merger-related charges, total other expenses decreased $531,000 or 7.8% due mainly to lower costs for personnel, professional fees, advertising, and credit card processing expenses. Personnel costs decreased $402,000 or 12.0% mainly due to efficiencies realized from the merger with Home and reduced health insurance costs. The Company produced this overall improvement in personnel expense while incurring approximately $125,000 in additional personnel expense in first quarter 1999 due to the addition of LCC and four additional FTE's at Home hired to introduce commercial and consumer lending to Home's markets. Legal and professional fees declined $157,000 due to efficiencies realized from the Home merger and reduced legal costs on collection activities. Advertising expense decreased $51,000, all of which was due to adjustment to Home's marketing budget post-merger. Other expenses decreased $46,000 due to the Company no longer incurring credit card processing fees in first quarter 1999 due to the sale of the credit card portfolio in third quarter 1998, as well as reduced office supply costs in first quarter 1999. Offsetting the aforementioned improvements in total other expenses were increased expenses for data processing ($57,000), goodwill amortization ($37,000), occupancy and equipment ($23,000), and merchant services ($9,000). Data processing and merchant services expense both increased due to rate adjustments from the Company's service providers. The increases in goodwill amortization and occupancy and equipment expenses were related to the Company including LCC's operating results in its consolidated 1999 operating performance.

Income Taxes

       Income taxes for the quarter ended March 31, 1999 increased $303,000 on a $380,000 increase in income before income taxes. As previously described, the Company incurred $598,000 in merger-related charges in first quarter 1999 which were not tax-deductible. Excluding the merger-related charges, income before income taxes increased $978,000, resulting in an effective tax rate of 34.2% for the first quarter of 1999 compared to 35.5% for the first quarter of 1998. The lower effective tax rate in 1999 was primarily related to an increase in tax-exempt investment security and loan income as compared to the first quarter of 1998.


Liquidity

       Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $92,490,000 and $82,230,000 at March 31, 1999 and December 31, 1998, respectively.


Year 2000 Problem

       At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems will start to produce erroneous results because, among other things the systems will incorrectly read the date A01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000 as dates in the next millennium are entered into non-Year 2000 compliant programs (collectively, such issues are referred to herein as the "Year 2000 Problem"). Like most financial service providers, the Company may be significantly affected by the Year 2000 Problem due to the nature of financial information.

       Compliance Program. In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Company initiated a corporate wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology ("IT") related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators. The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Company, including monitoring significant customers, key vendors, service suppliers and other parties material to the Company's operations' testing changes provided by these vendors; and developing contingency plans for any critical systems that are not effectively reprogrammed. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of Year 2000 readiness. The Company's Year 2000 Compliance Program is divided into five phases: (1) awareness; (2) assessment;
(3) renovation; (4) validation; and (5) implementation.

       The Company's State of Readiness. Work on the Year 2000 Compliance Program has been prioritized in accordance with risk. The highest priority has been assigned to activities that would disrupt the accuracy and delivery of the Company's banking services to its customers; next is an assessment of the potential credit risk to the Company resulting from its credit customers' state of Year 2000 readiness, or lack thereof, and the potential impact of those efforts on the customers' ability to meet contractual payment obligations; the lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations such as issues related to internal office machinery, heating and air conditioning systems, and elevators.

       The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company out sources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the weekend of October 3, 1998, the Company's primary data service provider converted State Financial Bank and State Financial Bank - Waterford to its Year 2000-ready platform. As part of the conversion, the Company performed a variety of tests to determine the proper functionality of the new platform. No problems were encountered. The Company's data services provider continues to test its system for Year 2000 readiness and has not encountered any problems as a result of their continued testing. SFBR and Home will convert to the Company's data services provider in May, 1999 and July, 1999, respectively.

       The Company's other external vendors have surveyed their programs to inventory the necessary changes and have continue correcting the applicable computer programs and replacing equipment so that the Company's information systems will be Year 2000 compliant prior to March 31, 1999. The Company has devoted substantial time to testing its systems prior to the arrival of the new millennium. As part of SFBR's and Home's conversion to the Company's data services provider, the Company is installing a new wide area network connecting all of its 16 offices. The Company expects to complete the installation of the wide area network in the middle of May and will test it for Year 2000 readiness and compatibility with its other systems immediately following installation. The Company expects to finish a substantial portion of its Year 2000 testing by June 30, 1999.

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

       Cost to Address Year 2000 Compliance Issues. Managing the Year 2000 Compliance Program will result in additional direct and indirect costs to the Company. Based upon current internal studies, as well as recently solicited bids from various computer hardware and software vendors, the Company estimates that the total direct cost of resolving the Year 2000 Problem will not exceed $900,000. This estimate includes approximately $471,100 in hardware purchases that the Company expects to capitalize. To date, the Company has incurred approximately $400,000 in costs related to addressing the Year 2000 Problem. The majority of the remaining costs related to resolving the Year 2000 Problem are expected to be incurred in 1999. The Company expects to fund these expenditures through internal sources.

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

       Risk of Non-Compliance and Contingency Plans. The major applications which pose the greatest risk to the Company if the implementation of the Year 2000 Compliance Program is not successful are the Company's data services systems supported by third party vendors, loan customers ability to meet contractual payment obligations in the event the Year 2000 Problem has a significant negative impact on their business, internal computer networks, and, items processing equipment which renders customers bank statements and banking transactions. The potential problems which could result from the inability of these applications to correctly process the Year 2000 are the inaccurate calculation of interest income and expense, service delivery interruptions to the Company's banking customers, credit losses resulting from the Company's loan customers inability to make contractual credit obligations, interrupted financial data gathering, and poor customer relations resulting from inaccurate or delayed transaction processing, respectively.

       Although the Company intends to complete all Year 2000 remediation and testing activities by June 30, 1999, and although the Company has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Company's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed by the end of the second quarter of 1999.


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


Capital Resources

       There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 1999, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                            Regulatory             Regulatory
                                                             Minimum           Well-capitalized
                                         Actual             Requirement           Requirement
                                      -----------        ---------------      ------------------
                                                          (dollars in
                                                           thousands)

                                   Amount     Percent     Amount   Percent      Amount     Percent
                                   ------     -------     ------   -------      ------     -------
Tier 1 leverage                   125,216       15.0%     33,301      4.0%      41,627        5.0%

Tier 1 risk-based capital         125,216       23.6%     21,200      4.0%      31,800        6.0%

Risk-based capital                129,828       24.5%     42,400      8.0%      53,000       10.0%

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

Part II. Other Information

Item 1.   Legal Proceedings

       As of March 31, 1999, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities

           None

Item 3.   Defaults upon Senior Securities

           None

Item 4.   Submission of Matters to Vote of Security Holders

           None

Item 5.   Other Information

       The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 2000 Annual Meeting of Shareholders is November 27, 1999. Additionally, if the Company receives notice of a shareholder proposal after January 27, 2000, the persons named in proxies solicited by the Board of Directors of the Company for its 2000 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K

       On March 1, 1999, the Company filed Form 8-K Amendment No. 1 to its report on Form 8-K filed on December 30, 1999 in regards to its merger with Home Bancorp of Elgin, Inc. and its subsidiaries.

       The Company filed a report on Form 8-K on April , 1999 in regards to its pending acquisition of First Waukegan Corporation and its subsidiaries.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STATE FINANCIAL SERVICES CORPORATION
                                   (Registrant)



Date: May 12, 1999

                                   By  /s/ Michael J. Falbo
                                      Michael J. Falbo
                                      President and Chief Executive Officer



Date: May 12, 1999
                                   By  /s/ Michael A. Reindl
                                      Michael A. Reindl
                                      Senior Vice President, Controller, and
                                      Chief Financial Officer