Form 10-Q
period 1999-06-30
STATE FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                  June 30, 1999

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

    As of August 10, 1999, there were 9,852,897 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                June 30, 1999 and December 31, 1998                           2

                Consolidated Statements of Income for the
                Three Months ended June 30, 1999 and 1998                     3

                Consolidated Statements of Income for the
                Six Months ended June 30, 1999 and 1998                       4

                Consolidated Statements of Cash Flows for the
                Six Months ended June 30, 1999 and 1998                       5

                Notes to Consolidated Financial Statements                    6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                10



                           PART II - OTHER INFORMATION

Items 1-6                                                                    21

Signatures                                                                   23

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)


                                                                                      June 30,                December 31,
                                                                                        1999                      1998
                                                                                ---------------------     ---------------------
ASSETS
  Cash and due from banks                                                                 34,285,654             $  31,028,203
  Federal funds sold                                                                      12,523,713                 8,508,387
  Other short-term investments                                                             2,100,000                12,900,000
   Interest-earning deposits                                                              12,961,406                29,793,241
                                                                                ---------------------     ---------------------
  Cash and cash equivalents                                                               61,870,773                82,229,831

Investment securities:
  Held-to-maturity (fair value $6,493,718  - June 30, 1999
      and $10,479,402 - December 31, 1998)                                                 6,414,291                10,290,241
  Available for sale (at fair value)                                                     206,365,224                94,704,827

  Loans (net of allowance for loan losses of $6,962,955 -June 30,
      1999 and $4,484,504 -December 31, 1998)                                            717,655,232               607,948,900

  Premises and equipment                                                                  20,730,935                13,333,369
  Accrued interest receivable                                                              4,680,637                 4,485,332
  Other assets                                                                            38,304,624                15,376,023
                                                                                ---------------------     ---------------------
                                                                  TOTAL ASSETS        $1,056,021,716             $ 828,368,523
                                                                                =====================     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                               114,117,918                81,540,940
    Savings                                                                              411,151,952               199,266,311
    Money market                                                                         153,272,661               120,297,093
    Other time                                                                           150,620,408               251,800,542
                                                                                ---------------------     ---------------------
                                                                TOTAL DEPOSITS           829,162,939               652,904,886

  Notes payable                                                                           10,000,000                 6,750,000
  Securities sold under agreements to repurchase                                          11,302,529                 4,116,677
  Federal Home Loan Bank advances                                                         50,000,000                25,000,000
  Accrued expenses and other liabilities                                                   4,020,734                 3,270,762
  Federal funds purchased                                                                 12,400,000                         0
  Accrued interest payable                                                                 3,548,387                 1,688,920
                                                                                ---------------------     ---------------------
                                                             TOTAL LIABILITIES           920,434,589               693,731,245

Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--10,086,214 shares in 1999
       and 10,076,017 in 1998                                                              1,008,621                 1,007,601
    Capital surplus                                                                       94,851,596                94,153,564
    Accumulated other comprehensive income                                                  (598,528)                1,080,549
    Retained earnings                                                                     45,457,046                43,748,273
    Less:  Guaranteed ESOP obligation                                                     (5,131,608)               (5,352,709)
                                                                                ---------------------     ---------------------
                                                    TOTAL STOCKHOLDERS' EQUITY           135,587,127               134,637,278
                                                                                ---------------------     ---------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,056,021,716             $ 828,368,523
                                                                                =====================     =====================

See notes to unaudited consolidated financial statements.



STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                                         Three months ended June 30,
                                                                                        1999                      1998
                                                                                ---------------------     ---------------------
INTEREST INCOME:
  Loans, including fees                                                                  $12,785,135               $12,156,541
  Investment securities:
    Taxable                                                                                1,679,557                 1,827,096
    Tax-exempt                                                                               386,853                   318,198
  Federal funds sold                                                                          95,074                   112,640
                                                         TOTAL INTEREST INCOME            14,946,619                14,414,475
                                                                                ---------------------     ---------------------

INTEREST EXPENSE:
  Deposits                                                                                 5,606,650                 6,248,636
  Notes payable and other borrowings                                                         787,331                   152,194
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE             6,393,981                 6,400,830
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME             8,552,638                 8,013,645

Provision for loan losses                                                                    172,500                   172,500
                                                                                ---------------------     ---------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES             8,380,138                 7,841,145

OTHER INCOME:
  Service charges on deposit accounts                                                        505,717                   469,497
  Merchant service fees                                                                      365,485                   308,633
  Building rent                                                                               56,523                    72,542
  ATM fees                                                                                   181,974                   185,512
  Security transaction commissions                                                           129,595                    93,050
  Asset management fees                                                                      149,526                         0
  Gains on sale of loans                                                                     211,632                   218,913
  Investment security gains                                                                  537,206                   205,131
  Other                                                                                      199,297                   164,157
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             2,336,955                 1,717,442

OTHER EXPENSES:
  Salaries and employee benefits                                                           3,108,884                 3,153,998
  Net occupancy expense                                                                      318,569                   291,060
  Equipment rentals, depreciation and maintenance                                            720,304                   703,684
  Data processing                                                                            496,050                   475,978
  Legal and professional                                                                     271,040                   307,456
  Merchant service charges                                                                   266,376                   239,736
  ATM charges                                                                                182,859                   159,877
  Advertising                                                                                241,765                   224,848
  Goodwill amortization                                                                      179,471                   144,980
  Other                                                                                    1,026,036                 1,021,812
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES             6,811,354                 6,723,429

                                                    INCOME BEFORE INCOME TAXES             3,905,739                 2,835,158
Income taxes                                                                               1,406,216                 1,007,090
                                                                                ---------------------     ---------------------
                                                                    NET INCOME           $ 2,499,523               $ 1,828,068
                                                                                =====================     =====================

 Basic earnings per common share (see Note B)                                            $      0.26               $      0.19
 Diluted earnings per common share (see Note B)                                                 0.26                      0.19
 Dividends per common share                                                                     0.12                      0.12


See notes to unaudited consolidated financial statements.


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                                          Six months ended June 30,
                                                                                        1999                      1998
                                                                                ---------------------     ---------------------

INTEREST INCOME:
  Loans, including fees                                                                  $24,963,579               $24,121,096
  Investment securities:
    Taxable                                                                                3,246,644                 3,558,604
    Tax-exempt                                                                               748,478                   628,445
  Federal funds sold                                                                         247,790                   348,880
                                                                                ---------------------     ---------------------
                                                         TOTAL INTEREST INCOME            29,206,491                28,657,025

INTEREST EXPENSE:
  Deposits                                                                                11,261,400                12,442,285
  Notes payable and other borrowings                                                       1,434,111                   315,882
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE            12,695,511                12,758,167
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME            16,510,980                15,898,858

Provision for loan losses                                                                    345,000                   345,000

                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES            16,165,980                15,553,858

OTHER INCOME:
  Service charges on deposit accounts                                                        982,457                   907,178
  Merchant service fees                                                                      681,399                   618,575
  Building rent                                                                              126,034                   142,228
  ATM fees                                                                                   348,212                   360,174
  Security transaction commissions                                                           247,302                   182,838
  Asset management fees                                                                      299,654                         0
  Gains on sale of loans                                                                     417,504                   375,894
  Investment security gains                                                                  745,911                   407,189
  Other                                                                                      332,690                   343,344
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             4,181,163                 3,337,420

OTHER EXPENSES:
  Salaries and employee benefits                                                           6,063,477                 6,510,218
  Net occupancy expense                                                                      644,490                   611,639
  Equipment rentals, depreciation and maintenance                                          1,449,393                 1,415,175
  Data processing                                                                          1,035,179                   958,561
  Legal and professional                                                                     510,558                   704,010
  Merchant service charges                                                                   494,798                   459,679
  ATM charges                                                                                327,876                   305,265
  Advertising                                                                                419,564                   454,129
  Goodwill amortization                                                                      357,160                   285,440
  Merger-related charge                                                                      598,292                         0
  Other                                                                                    1,828,774                 1,870,129
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES            13,729,561                13,574,245
                                                    INCOME BEFORE INCOME TAXES             6,617,582                 5,317,033
Income taxes                                                                               2,591,004                 1,888,726
                                                                                ---------------------     ---------------------
                                                                    NET INCOME           $ 4,026,578               $ 3,428,307
                                                                                =====================     =====================

Basic earnings per common share                                                          $      0.42               $      0.36
 Diluted earnings per common share (see Note B)                                                 0.42                      0.35
 Dividends per common share (see Note B)                                                        0.24                      0.24


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Six months ended June 30,
                                                                                        1999                      1998
                                                                                ---------------------     ---------------------
OPERATING ACTIVITIES
  Net income                                                                            $  4,026,578              $  3,428,307
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                              345,000                   345,000
      Provision for depreciation                                                             733,948                   771,232
      Amortization of investment security
        premiums and accretion of discounts-net                                               59,862                    97,854
      Amortization of goodwill                                                               357,160                   285,440
      Market adjustment for committed ESOP shares                                            598,291                   346,011
      Cost of Recognition and Retention Plan                                                       0                   449,824
      Increase in interest receivable                                                       (195,305)                 (323,625)
      Decrease in interest payable                                                          (885,533)                   (1,643)
      Realized investment security gains-net                                                (745,911)                 (407,189)
      Other decrease (increase)                                                              775,981                 (150,134)
                                                                                ---------------------     ---------------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES             5,070,071                 4,841,077
INVESTING ACTIVITIES
  Purchases of investment securities                                                               0                         0
  Maturities of investment securities                                                      3,851,750                 4,149,132
  Purchases of securities available for sale                                             (23,552,501)              (29,624,009)
  Maturities of securities available for sale                                             13,109,137                 9,346,083
  Sales of securities available for sale                                                   2,733,543                 9,251,675
  Net decrease (increase) in loans                                                      ( 24,112,885)              (15,836,869)
  Purchases of premises and equipment                                                     (1,647,466)                 (224,836)
  Business acquisitions (net of cash and cash equivalents
    acquired of $7,721,000 in 1999)
    Loans                                                                                (85,938,447)                        0
    Investment securities available-for-sale                                            (105,550,000)                        0
    Premises and equipment                                                                (6,484,048)                        0
    Goodwill                                                                             (19,079,446)                        0
    Deposits                                                                             184,989,394                         0
    Federal funds purchased                                                                6,000,000                         0
    Securities sold under agreement to repurchase                                            945,000                         0
    Other                                                                                   (856,727)                        0
                                                                                ---------------------     ---------------------
                                         NET CASH USED BY INVESTING ACTIVITIES           (55,583,696)              (22,938,824)
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                                         (8,731,341)               14,776,722
  Repayment of notes payable                                                              (6,750,000)               (4,400,000)
  Proceeds of notes payable                                                               10,000,000                         0
  Decrease in guaranteed ESOP obligation                                                     221,101                   268,349
  Net proceeds from securities sold under agreement to repurchase                          6,231,852                 4,975,979
  Increase (decrease) in Federal Home Loan Bank Advances                                  25,000,000                (5,000,000)
  Proceeds from federal funds purchased                                                    6,400,000                   150,000
  Cash dividends                                                                          (2,317,806)               (2,268,480)
  Proceeds from exercise of stock options                                                    100,761                   184,473
                                                                                ---------------------     ---------------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES            30,154,567                 8,669,043
                                                                                ---------------------     ---------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                    (20,359,058)               (9,428,704)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          82,229,831                80,584,884
                                                                                ---------------------     ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 61,870,773              $ 71,156,180

Supplemental information:
  Interest paid                                                                         $ 13,581,044              $ 12,749,810
  Income taxes paid                                                                        2,207,500                 2,204,000


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 1999


NOTE A--BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or ("State") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank - Waterford ("Waterford"), State Financial Mortgage Company, Richmond Bancorp, Inc. ("Bancorp") Lokken, Chesnut and Cape ("LCC"), Home Federal Savings and Loan Association of Elgin ("Home"), and First Waukegan Corporation ("FWC"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Bancorp also includes the accounts of its wholly owned subsidiaries, State Financial Bank (Illinois, "Richmond") and State Financial Investments, Inc. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. FWC includes the accounts of its wholly owned subsidiary, Bank of Northern Illinois, N.A. ("BNI"). All significant intercompany balances and transactions have been eliminated.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding less unearned ESOP shares. Diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities. The denominators for the earnings per share amounts are as follows:


                                                       For the three months ended            For the six months ended
                                                       June 30,          June 30,           June 30,           June 30,
                                                         1999              1998               1999               1998
                                                   ----------------- ------------------ ------------------ -----------------
Basic:
Weighted-average number of
 shares outstanding                                      10,084,852         10,156,262         10,082,321        10,118,171
Less: weighted-average number
of unearned ESOP shares                                    (445,696)          (530,300)          (416,268)         (506,389)
                                                   ----------------- ------------------ ------------------ -----------------

Denominator for basic earnings per share                  9,639,156          9,625,962          9,666,053         9,611,782
                                                   ================= ================== ================== =================

Fully diluted:
Denominator for basic earnings per share                  9,639,156          9,625,962          9,666,053         9,611,782
Add: assumed conversion of  stock options using
the treasury stock method                                    19,411            118,595             18,068           138,758
                                                   ================= ================== ================== =================

Denominator for fully diluted
 earnings per share                                       9,658,567          9,744,557          9,684,121         9,750,540
                                                   ================= ================== ================== =================

NOTE C--ACQUISITIONS

       On June 23, 1999, the Company completed its cash acquisition of First Waukegan Corporation and its subsidiary, Bank of Northern Illinois, N.A. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of FWC's and BNI's operating results in the consolidated statements of income from the date of acquisition. Accordingly, FWC's and BNI's operating results for the period June 23, 1999 through June 30, 1999 are included in the Company's consolidated statements of income for the three and six months ended June 30, 1999. FWC and BNI's financial condition is included in the Company's consolidated balance sheets dated June 30, 1999. No operating results of FWC and BNI are included in the Company's consolidated statements of income for the three and six months ended June 30, 1998. The allocation of purchase price to premises and equipment is based on preliminary valuations and will be adjusted upon completion of appraisals in the third quarter.

       On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the three and six months ended June 30, 1998 and June 30, 1999, after giving effect to the acquisition of FWC as if it had occurred on January 1, 1998 and January 1, 1999 are as follows:

                                           For the six            For the six         For the six         For the six
                                           months ended           months ended        months ended        months ended
                                          June 30, 1999          June 30, 1998        June 30, 1999       June 30, 1998
                                       -------------------- --------------------- -------------------- --------------------
Total income                                   $40,998,394           $40,604,667         $ 20,970,203          $20,322,028
Net income                                       1,478,146             2,881,595              235,105            1,534,370
Basic earnings per share                       $      0.15           $      0.30         $       0.03          $      0.16
Diluted earnings per share                     $      0.15           $      0.30         $       0.03          $      0.16
                                       -------------------- --------------------- -------------------- --------------------

       On September 8, 1998, the Company completed its acquisition of LCC, an asset management firm located in LaCrosse, Wisconsin. The Company purchased the outstanding common stock of LCC in exchange for 113,241 shares of its common stock valued at $21.19 per share on the transaction date. An additional 28,310 shares of common stock may be issued on January 31, 2002 subject to LCC meeting or exceeding certain operating performance targets in 1999, 2000, and 2001. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of LCC's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LCC's operating results for the period January 1, 1999 through June 30, 1999 are included in the Company's consolidated statements of income for the three and six months ended June 30, 1999. LCC's financial condition is included in the Company's consolidated balance sheets dated June 30, 1999. No operating results of LCC are included in the Company's consolidated statements of income for the three and six months ended June 30, 1998. Pro forma data to include LCC financial results is not presented as the effect is immaterial.

       Home was a business combination consummated on December 15, 1998 accounted for as a pooling-of-interests. Accordingly, the financial position and results of operations and cash flows of the Company and Home have been restated as though the companies were combined for all historical periods.

NOTE D - COMPREHENSIVE INCOME

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. The standard permits the statement of changes in shareholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports.


                                               For the three months ended                 For the six months ended
                                             June 30,             June 30,              June 30,             June 30,
                                               1999                 1998                  1999                 1998
                                       -------------------- -------------------- --------------------- --------------------

Net income                                      $ 2,499,523          $ 1,828,068           $ 4,026,578          $ 3,428,307
Other comprehensive income
Change in unrealized securities
gains (losses), net of tax                       (1,004,179)             (99,908)           (1,225,638)             (85,622)
Reclassification adjustment for
     realized gains included in
     net income                                    (537,206)            (205,131)             (745,911)            (407,189)
Estimated income tax on
    realized securities gains                       210,638               80,432               292,472              159,659
                                       -------------------- -------------------- --------------------- --------------------

Total comprehensive income                      $ 1,168,776          $ 1,603,461           $ 2,347,501          $ 3,095,155
                                       ==================== ==================== ===================== ====================

NOTE E--SEGMENT INFORMATION

       The Company evaluates segment performance for each subsidiary financial institution, which is differentiated primarily by geographic location. The Company has five reportable segments: State Financial Bank (Wisconsin), State Financial Bank - Waterford, State Financial Bank (Illinois), Home Federal Savings and Loan Association of Elgin, and Bank of Northern Illinois, N.A.. Each institution provides a full range of retail and commercial banking services. Additionally, State Financial Bank (Illinois) provides insurance and brokerage services.

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

       The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the six months ended June 30, 1999 and 1998.

                                                        For the six months ended June 30, 1999

                                                                    Home Federal
                             State         State         State      Savings and     Bank of
                           Financial     Financial      Financial       Loan        Northern
                              Bank        Bank -          Bank       Association    Illinois,       All
                          (Wisconsin)    Waterford     (Illinois)     of Elgin       N.A.          Other       Consolidated
                          --------------------------------------------------------------------------------------------------
Interest income           $ 10,268,800   $ 1,893,906   $ 2,823,907  $ 13,808,031   $    354,679  $   57,168   $   29,206,491
Interest expense             3,902,775       848,182     1,287,008     6,689,812        140,170    (172,436)      12,695,511
----------------------------------------------------------------------------------------------------------------------------
Net interest income          6,366,025     1,045,724     1,536,899     7,118,219        214,509     229,604       16,510,980
Provision for loan losses      150,000        15,000       120,000        60,000              0           0          345,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan          6,216,025     1,030,724     1,416,899     7,058,219        214,509     229,604       16,165,980
losses                       1,869,769       181,054       475,105       837,370         52,685     765,180        4,181,163
Other income                         0             0             0       598,292              0           0          598,292
Merger-related charges
Other noninterest
 expense                     4,849,550       893,770     1,932,838     4,660,825        158,790     635,496       13,131,269
                          --------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                3,236,244       318,008       (40,834)    2,636,472        108,404     359,288        6,617,582
Income taxes                 1,013,182        91,716        38,339     1,254,644         27,717     165,406        2,591,004
                          --------------------------------------------------------------------------------------------------
Net income (loss)         $  2,223,062   $   226,292  ($    79,173) $  1,381,828   $     80,687  $  193,882   $    4,026,578
                          ==================================================================================================

Total assets              $285,634,077   $53,555,120   $75,712,065  $392,815,591   $240,140,581  $8,164,282   $1,056,021,716
                          ==================================================================================================


                                                        For the six months ended June 30, 1998
                          --------------------------------------------------------------------------------------------------
                                                                              Home Federal
                                  State            State                      Savings and
                                Financial     Financial Bank      State           Loan
                                  Bank               -        Financial Bank  Association of      All
                               (Wisconsin)       Waterford     (Illinois)         Elgin          Other       Consolidated
                          --------------------------------------------------------------------------------------------------

Interest income                 $ 10,449,777     $ 1,888,904     $ 3,289,185    $ 13,023,327    $    5,832     $ 28,657,025
Interest expense                   4,357,665         914,040       1,840,916       5,622,403        23,143       12,758,167
----------------------------------------------------------------------------------------------------------------------------
Net interest income                6,092,112         974,864       1,448,269       7,400,924       (17,311)      15,898,858
Provision for loan losses            150,000          15,000         120,000          60,000             0          345,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses         5,942,112         959,864       1,328,269       7,340,924       (17,311)      15,553,858
Other income                       1,740,561         175,222         553,398         513,432       354,807        3,337,420
Other noninterest
 expense                           4,685,114         905,909       1,784,400       5,891,727       307,095       13,574,245
                          --------------------------------------------------------------------------------------------------
Income before income taxes         2,997,559         229,177          97,267       1,962,629        30,401        5,317,033
Income taxes                         930,931          69,646          90,359         761,128        36,243        1,888,307
                          --------------------------------------------------------------------------------------------------
Net income (loss)               $  2,066,628     $   159,531     $     6,908    $  1,201,501   ($    5,842)    $  3,428,726
                          ==================================================================================================

Total assets                    $270,947,201     $53,513,083     $91,397,408    $367,656,466    $2,051,451     $785,565,609
                          ==================================================================================================

NOTE F - STOCK REPURCHASE PROGRAM

       On June 15, 1999, the Company's Board of Directors authorized the repurchase of up to 15% or approximately 1.5 million shares of the Company's common stock. The Company commenced the stock repurchase program on July 19, 1999. Through August 6, 1999, the Company has repurchased 234,612 shares of its common stock at an average price of $17.08 per share. The 234,612 shares represents 2.33% of total shares outstanding as of June 30, 1999. Once aggregate repurchases reach 10% of the Company's total common stock outstanding, Federal Reserve approval will be necessary to continue the repurchase up to the 15% target level.

NOTE G - SHAREHOLDER RIGHTS PLAN

       On July 27, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan which includes the declaration of a dividend of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's common stock. The issuance of the rights will be made to shareholders of record as of the close of business on August 27, 1999. After the dividends, each outstanding share of the Company's common stock will have attached thereto one Right.

       The Rights are designed to provide additional protection against abusive takeover tactics such as partial tender offers, selective open-market purchases and offers for all the shares of the Company at less than full value or at an inappropriate time. The Rights are intended to assure that the Board of Directors has the ability to protect shareholders and the Company if efforts are made to gain control of the Company in a manner that is not in the best interests of the Company and all of its shareholders. The Rights are not being distributed in response to any specific effort to acquire control of the Company, and the Board is not aware of any such effort.

       The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of the Common Stock. Each Right will initially entitle shareholders to buy one one-thousandth share of the Company's Class A Preferred Stock at an exercise price of $70 per one one-thousandth share, subject to adjustment. If any person becomes a 15% or more shareholder of the Company, each Right will entitle its holder to purchase, at the Rights then-current exercise price, a number of common shares of the Company or of the acquiror having a market value at the time of twice the Right's exercise price.

       The Rights are designed to permit shareholders to benefit from the long-term value of the Company and to aid in assuring that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights will expire on July 27, 2009, subject to extension. Distribution of the Rights is not taxable to shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

       At June 30, 1999, total assets were $1,056,022,000 compared to $828,369,000 at December 31, 1998, an increase of $227,653,000. On June 23,
1999, the Company completed its acquisition of FWC and its banking subsidiary, BNI, in a purchase transaction. FWC and BNI added $240,141,000 to the Company's consolidated total assets. The total purchase price for FWC was $27,565,000 in cash and the assumption of $2,404,000 in preferred stock and $3,718,000 of debt outstanding at FWC. At closing, the Company redeemed the preferred stock and retired FWC's debt. The Company funded the acquisition from internal sources and through $10,000,000 in notes drawn on its line of credit.

       Other significant uses of funds during the first six months of 1999 consisted of $24,113,000 in net loan increases, $8,731,000 in deposit contraction, $6,750,000 in debt retirement, $3,858,000 in net investment securities purchases, $2,318,000 in cash dividend payments, and $1,647,000 in fixed asset additions. Net loan increases resulted from increased loan demand in the first six months of 1999, as well as new loan products introduced at Home subsequent to the merger. Exclusive of the BNI acquisition, total deposits decreased during the first six months of 1999 mainly due to cyclical declines in demand and savings balances. Fixed asset purchases were mainly related to computer enhancements as the Company upgraded its systems in preparation for Richmond's and Elgin's conversion to the Company's data service provider in May and July, respectively. In addition to the aforementioned $10,000,000 line of credit advance, additional funding came from a $25,000,000 increase in Federal Home Loan Bank Advances, $28,080,000 in cash and cash equivalent contraction (exclusive of the $7,721,000 in cash and equivalents acquired with FWC), $6,400,000 in additional federal funds purchased, a $6,232,000 increase in securities sold under agreements to repurchase, $5,070,000 in net cash provided by operating activities, $221,000 in ESOP loan repayments, and $101,000 in proceeds from exercised stock options.

       State reported asset contraction at each of its banking operations except State Financial Bank (Wisconsin) from December 31, 1998 to June 30, 1999, mainly due to seasonal contraction in savings and demand deposits. Broken down by reporting segments, total assets increased $6.3 million at State Financial Bank (Wisconsin) and decreased $7.3 million at State Financial Bank - Waterford, $7.7 million at State Financial Bank (Illinois), and $4.6 million at Home. Additionally, the FWC acquisition added $240.1 million in assets to State's consolidated footings. State reported net loans of $717.6 million at June 30, 1999, an increase of $109.7 million over December 31, 1998, which included $85.9 million in loans acquired with FWC. Exclusive of the acquisition, net loans increased $23.8 million or 3.9% mainly due to increased mortgage originations at Home and loan growth at SFB and SFWB. Total deposits at June 30, 1999 grew $176.3 million including $185.0 million acquired with FWC. Exclusive of the acquisition, total deposits at June 30, 1999 decreased $8.7 million or 1.3% from December 31, 1998. Total stockholders' equity increased to $135.6 million at June 30, 1999 from $134.6 million at December 31, 1998 earnings retention net of dividends, offset by reductions in the value of securities available for sale over the preceding twelve months.

Asset Quality

       At June 30, 1999, non-performing assets were $7,969,000, an increase of $1,059,000 from March 31, 1999. The BNI acquisition added $2,541,000 to the Company's non-performing assets at June 30, 1999. Exclusive of BNI, non-performing assets decreased $1,482,000 due to a $1,262,000 decrease in non-performing loans and $220,000 decrease in other real estate. Total non-performing assets as a percentage of total assets increased to 0.47% at June 30, 1999 from 0.46% at March 31, 1999 due to the inclusion of BNI's non-performing assets. As a percentage of total loans outstanding, the level of non-performing loans increased to 0.65% at June 30, 1999 from 0.56% at March 31, 1999 due to the inclusion of BNI's non-performing loans in the Company's June 30, 1999 consolidated numbers.

       At June 30, 1999, available information regarding additional loans totaling approximately $770,000, causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

       The following table summarizes non-performing assets on the dates indicated (dollars in thousands).



                                                        Jun. 30       Mar. 31         Dec 31       Sep. 30        Jun. 30
                                                           1999          1999           1998          1998           1998
                                                   -----------------------------------------------------------------------

Nonaccrual loans.................................. $      4,701   $     2,904   $      3,245   $     2,681   $      3,151
Accruing loans past due 90 days or more...........           18           546            106           436            118
Restructured loans................................            0             0              0             0              0

Total non-performing and restructured loans               4,719         3,450          3,351         3,117          3,269

Other real estate owned...........................          250           460            572           347            234

Total non-performing assets....................... $      4,969   $     3,910   $      3,923         3,464          3,503

Ratios:
  Non-performing loans to total loans.............         0.65%         0.65%          0.55%         0.52%          0.56%
  Allowance to non-performing loans...............       147.55        133.68         133.84        143.95         137.42
  Non-performing assets to total assets...........         0.47          0.46           0.47          0.43           0.45
                                                   =======================================================================

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

Allowance for Loan Losses and Net Charge-offs

       Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 1999, the Allowance was $6,962,000, an increase of $2,478,000 from the balance at December 31, 1998. Of this increase, $2,228,000 was due to additional allowance acquired with BNI. The remaining $250,000 increase in the allowance was due to loan loss provisions exceeding net charge-offs at the other four banks through the first six months of 1999.

       The allowance for loan losses is composed of specific and general valuation allowances. The Company establishes specific valuation allowances on income-producing real estate loans considered impaired. A loan is considered impaired (and a specific valuation allowance established for an amount equal to the impairment) when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral.

       General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio.

       The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets, current economic conditions, volume, growth and composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charges to earnings and reduced by charge-offs, net of recoveries. Management may transfer reserves between specific and general valuation allowances as considered necessary. The adequacy of the allowance for loan losses is approved quarterly by the Company's board of directors. The allowance reflects management's best estimate of the reserves needed to provide for the impairment of commercial and income-producing real estate loans, as well as other credit risks of the subsidiary banks and is based on a risk model developed and implemented by management and approved by the Company's board of directors.

         The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 0.96% at June 30, 1999 compared to 0.73% at December 31, 1998. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 1999.

       The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                       Six months
                                                         ended                  Year ended
                                                     June 30, 1999            Dec. 31, 1998
                                               ---------------------------------------------------

Balance at beginning of period                    $            4,485       $            4,370
Charge-offs:
   Commercial ...........................                         14                      146
   Real estate ..........................                         20                       39
   Installment ..........................                        120                      465
   Other ................................                         42                      149
                                               ---------------------------------------------------
   Total charge-offs ....................                        196                      799
                                               ---------------------------------------------------
Recoveries:
   Commercial ...........................                         35                       79
   Real estate ..........................                          2                       59
   Installment ..........................                         53                       60
   Other ................................                         11                       26
                                               ---------------------------------------------------
   Total recoveries .....................                        101                      224

Net charge-offs .........................                         95                      575
Balance of acquired allowance
    at date of acquisition ..............                      2,228                        0
Additions charged to operations .........                        345                      690
                                               ---------------------------------------------------
Balance at end of period ................         $            6,963       $            4,485
                                               ===================================================
Ratios:
   Net charge-offs to
     average loans outstanding 1 ........                       0.03 %                   0.10 %
  Net charge-offs to total allowance 1...                       2.73                    12.82
  Allowance to period end
     loans outstanding ..................                       0.96                     0.73
                                               ===================================================
         1.       Annualized

       Net charge-offs to average loans outstanding decreased to 0.03% on an annualized basis compared to 0.10% for the year ended December 31, 1998.
Annualized 1999 commercial loan charge-offs declined mainly due to fewer charge-offs at SFB and SFBR in the first six months of 1999. Annualized installment loan charge-offs declined in the first six months of 1999 as SFBR incurred fewer write-offs on its indirect subprime auto loan portfolio. SFBR is no longer engaged in subprime auto lending. The remaining outstanding on subprime auto loans at SFBR is immaterial. The level of other loan charge-offs in 1998 was primarily impacted by credit card losses. The Company sold its credit card portfolio in July, 1998 to an unrelated third party. Accordingly, losses from credit card lending, classified with other loan charge-offs, were no longer incurred.

Results of  Operation -  Comparison  of the Three Months Ended June 30, 1999 and
1998

General

       For the quarter ended June 30, 1999, the Company reported net income of $2,500,000, a $671,000 (36.7%) increase from the $1,828,000 reported for the quarter ended June 30, 1998. Increased net interest income and non-interest income were the main reasons for this improvement.

Net Interest Income

       The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 1999 and June 30, 1998 (dollars in thousands):

                                                            1999                             1998
                                                   --------------------------------------------------------------

                                                   Average              Yield/        Average             Yield/
                                                   Balance   Interest    Rate4        Balance    Interest Rate4
                                                   --------------------------------------------------------------
    ASSETS
    Interest-earning assets:                                   12,815
      Loans 1,2,3                                  $638,129    .118,1     8.05%     $  577,358   $ 12,188  8.47  %
      Taxable investment securities                  79,237    58,611     5.98          73,679      1,127  6.14
      Tax-exempt investment securities 3             35,187    ,937,0     6.68          24,042        482  8.04
      Other short-term investments                    9,281        00     5.12           7,426        108  5.82
      Interest-earning deposits                      29,416               5.18          43,318        592  5.48
      Federal funds sold                              7,435               5.13           8,182        113  5.52
                                                   --------------------------------------------------------------
    Total interest-earning assets                   798,685    15,176     7.62         734,005     14,610  7.98
    Non-interest-earning assets:
      Cash and due from banks                        26,560                            15,965
      Premises and equipment, net                    14,045                             6,655
      Other assets                                   22,719                            30,457
    Less: Allowance for loan losses                  (4,245)                          (4,450)

    TOTAL                                          $ 857,764                        $  782,632
                                                   ========                         ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts                                     $ 93,321       386     1.66%     $   81,599        481   2.36%
  Money market accounts                             121,750     1,212     3.99         103,994      1,150   4.44
  Savings deposits                                  112,820       705     2.51         104,975        775   2.96
  Time deposits                                     251,738     3,304     5.26         265,106      3,843   5.81
  Notes payable                                         879        12     5.47             900         20   8.91
  FHLB borrowings                                    50,000       638     5.12               0          0   0.00
  Federal funds purchased                            1,297         18     5.57             180          3   6.70
  Securities sold under
    agreement to repurchase                           9,886       119     4.83           9,739        129   5.31
                                                   --------------------------------------------------------------
Total interest-bearing liabilities                  641,691     6,394     4.00         566,493      6,401   4.53
Non-interest-bearing liabilities:
  Demand deposits                                    74,350                             71,718
  Other                                               5,861                              9,185
                                                   --------
Total liabilities                                   721,902                            647,396
                                                   --------
Stockholders' equity                                135,862                             135,236
                                                   --------
TOTAL                                              $857,764                         $  782,632
                                                   ========                         ==========

Net interest earning and interest rate spread                   8,783     3.65%                  $  8,209   3.45%
                                                               =================                 ================

Net yield on interest-earning assets                                      4.41%                             4.49%
---------------------------------------------------                     ======                           ========
1.     For the purposes of these computations,  nonaccrual loans are included in the daily average loan amounts outstanding.
2.     Interest  earned on loans  includes  loan fees (which are not material in amount) and interest  income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
3.     Taxable-equivalent  adjustments  are made in calculating  interest income and yields using a 34% rate for all years presented.
4.     Annualized

       For  the   quarter   ended   June  30,   1999,   the   Company   reported
taxable-equivalent net interest income of $8,783,000, an increase of $574,000 or
6.99% from the $8,209,000  reported for the quarter ended June 30, 1998.  Second quarter 1999  taxable-equivalent net interest income included $215,000 from BNI.
Exclusive of the new  acquisition,  second quarter 1999  taxable-equivalent  net interest  income  increased  $359,000  or 4.4% over  second  quarter  1998.  The
Company's  taxable-equivalent  yield on  interest-earning  assets (net  interest margin)  declined to


4.41% in second quarter 1999 from 4.49% in second quarter 1998. The margin decline was mainly due to reduced loan yields resulting from intense pricing competition and the general decline in interest rates over the preceding twelve months.

       Taxable-equivalent  total  interest  income  increased  $566,000  for the quarter  ended  June 30,  1999  compared  to the second  quarter of 1998,  which included $355,000 in interest income from BNI. The improvement, exclusive of BNI was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $64,680,000 or 8.8% increase in the volume of average  interest-earning  assets in second  quarter 1999 over second quarter
1998.  The majority of this increase  came in average loan growth at Home,  SFB, and SFBW  ($53,070,000)  over the preceding twelve months and increased  average loan volume resulting from the inclusion of BNI's average loans  ($7,702,000) in second  quarter 1999.  The general  decline in interest rates over the preceding twelve months offset the positive volume impacts to the Company's total interest income.  For the quarter ended June 30, 1999,  the Company's  taxable-equivalent yield on interest-earning  assets fell to 7.62% from 7.98% for the quarter ended
June 30, 1998.  The Company's  second  quarter 1999 loan yield declined to 8.05%
from 8.47% in second quarter 1998. This decline was mainly due to the impacts of intense loan pricing  competition  in the Company's  markets and maturing  loans repricing into the comparatively lower interest rate environment  prevalent from
June,  1998  through  March,  1999.  Although  second  quarter  1999 yields were comparatively lower than second quarter 1998, they represent an improvement from
the  7.51%  and  8.01%   reported  in  first  quarter  1999  for  the  Company's
taxable-equivalent  yield on interest-earning assets and taxable-equivalent loan yield,  respectively.  The Company also  experienced  yield  contraction  in its taxable and tax-exempt investment securities due to the reinvestment of maturing investments proceeds into the lower rate environment  prevalent in the last half of 1998 and the first quarter or 1999.  For the quarter ended June 30, 1999, the yield  on  taxable  investment  securities  declined  to  5.98%  and  tax-exempt investment  yields declined to 6.68% from 6.14% and 8.04%  respectively  for the quarter ended June 30, 1998.

       Reduced  funding  costs  helped to offset the  impacts  of reduced  asset yields in second quarter 1999. The cost of interest-bearing liabilities declined to 4.00% for second  quarter 1999 from 4.53% for second quarter 1998. Due to the general decline in market interest rates over the preceding  twelve months,  the
Company  reported a lower funding cost on each of its  interest-bearing  deposit liabilities  in the second  quarter  1999. In fourth  quarter 1998,  the Company adjusted  its pricing on certain NOW  accounts  and savings  deposits  given the general  decline in  short-term  interest  rates.  As a result,  the cost of NOW accounts  decreased to 1.66% in second quarter 1999 from 2.36% in second quarter
1998. Similarly, the repricing of savings deposits resulted in that deposit cost falling to 2.51% in 1999 from 2.96% in 1998.  The cost of money market  accounts fell to 3.99% in second  quarter  1999 from 4.44% in second  quarter 1998 mainly due to the general  decline in  short-term  interest  rates over the last twelve months.  Time deposit costs also fell to 5.26% in second quarter 1999 from 5.81%
in second quarter 1998 as maturing  instruments  repriced into the current lower rate environment.  Additionally, in a lower interest rate environment, a greater percentage of time deposit customers  typically move maturing balances into more liquid deposit products,  primarily money market accounts,  as the yield pick-up on fixed maturity deposits is comparatively less attractive. This is the primary
reason  the  Company   experienced  a  $36,368,000  decline  in  the  volume  of
outstanding  average time deposits and a  $17,756,000  increase in the volume of average  money  market  accounts  in second  quarter  1999 as compared to second quarter 1998. To help fund the increase in  average-interest  earning assets not supported by deposit growth,  the Company relied more on FHLB borrowings to fund asset growth in second quarter 1999. As a result,  time  deposits,  historically the Company's highest significant funding cost, represented a smaller percentage of the  Company's  total  interest-bearing  liabilities  in second  quarter 1999 compared to second  quarter 1998,  which helped to improve the Company's  second quarter 1999 cost of funds.  Average time  deposits  comprised  39.2% of average interest-bearing  liabilities in second quarter 1999 compared to 46.8% in second quarter 1998.


Provision for Loan Losses

       The provision for loan losses in second  quarter 1999 and second  quarter
1998 remained unchanged at $172,500 in each period.

Other Income

       Total other income increased $619,000 in second quarter 1999 over second quarter 1998. The inclusion of LCC's and BNI accounted for $150,000 and $53,000, respectively, of this increase. Exclusive of LCC & BNI, total other income increased $416,000 due to increases in investment securities gains, merchant services income, service charges on deposit accounts, security transaction commissions,  and other income offset by  reductions in rent income,  gains from  mortgage loan sales,  and ATM fees. For the quarter ended June 30, 1999, investment securities gains increased
$332,000. Home realized a $252,000 investment securities gain as its ATM service provider  was sold to a  competitor.  The  remaining  increase in the  Company's second quarter investment  securities gains came from sales of marketable equity securities owned by the Company. Merchant income increased $57,000 due to volume increases at each of the banks.  Services charges on deposit accounts  increased
$36,000  mainly due to  adjustments  in Home's  pricing  and  handling of checks returned for insufficient  funds and the inclusion of BNI. Security  transaction commissions increased $37,000 due to volume increases in brokerage activities at
SFB and Richmond and the  introduction  of these  services at Home in the second quarter of 1999.  Other income  increased  $35,000 in second quarter 1999 due to increases in cashier check and insurance  commissions  and the inclusion of BNI.
Offsetting these improvements were declines in rent income,  gains from mortgage loan sales, and ATM fees in second quarter 1999. Rent income  decreased  $16,000 as the Company  assumed space  previously  leased to outside  tenants.  Gains on mortgage loan sales decreased $7,000 due to lower mortgage origination volume in second quarter 1999 compared to second quarter 1998. ATM fees declined $4,000 in second quarter 1999 due to slightly lower volume in foreign  transactions at the
Company's terminals.

Other Expenses

       Total other expenses increased $88,000 in second quarter 1999 over second quarter 1998,  which included  $337,000 in expenses  related to the inclusion of
LCC's  and  BNI's  non-interest  expenses  in the  Company's  1999  consolidated operating results.  Exclusive thereof,  non-interest expenses decreased $249,000 or 3.7%  due  mainly  to lower  costs  for  personnel,  professional  fees,  and occupancy  costs.  Personnel  costs  decreased  $45,000 as stated  and  $229,000 exclusive of LCC and BNI,  mainly due to  efficiencies  realized from the merger with Home and reduced health  insurance costs. The Company produced this overall improvement  in  personnel  expense  while  adding  four  FTE's at Home in first quarter 1999 to introduce  commercial  and consumer  lending to Home's  markets.
Legal and professional  fees declined $36,000 as stated and $44,000 exclusive of
LCC and BNI due to efficiencies  realized from the Home merger.  Occupancy costs increased  $28,000 as stated which included $49,000 in additional  expenses from
LCC and BNI. Exclusive of these new acquisitions, second quarter occupancy costs decreased $21,000.  Offsetting the  aforementioned  improvements in non-interest expenses  were  increased  expenses  for  data  processing  ($20,000),  merchant services  ($27,000).  Data processing  increased  mainly due to fees incurred at
Richmond in its  conversion to the  Company's  data service  provider.  Merchant services expense increased due to volume increases and rate adjustments from the
Company's service provider.

Income Taxes

       Income taxes for the quarter ended June 30, 1999 increased $399,000 on a $1,071,000 increase in income before income taxes. The Company's effective tax rate for second quarter 1999 was 36.0% compared to 35.5% for the second quarter of 1998. The slightly higher effective tax rate in 1999 was primarily related to a lower percentage of tax-exempt income in 1999 compared to 1998.


Results of Operation - Comparison of the Six Months Ended June 30, 1999 and 1998

General

       For the six months ended June 30, 1999, the Company reported net income of $4,026,000, a $598,000 increase over the $3,428,000 reported for the six months ended June 30, 1998. Included in 1999's operating results was a $598,000 additional merger-related charge stemming from the Company's merger with Home.
This charge resulted solely from the dissolution of Home's ESOP in first quarter
1999. Exclusive of this charge, net income for the six months ended June 30, 1999 were $4,625,000, a 34.9% increase over the six months ended June 30, 1998.
Increased net interest income and non-interest income and reduced non-interest expenses, exclusive of the merger-related charge, were the main reasons for this improvement.





Net Interest Income

       The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended
June 30, 1999 and June 30, 1998 (dollars in thousands):

                                                                 1999                             1998
                                                        --------------------------------------------------------------

                                                        Average               Yield/        Average             Yield/
                                                        Balance   Interest     Rate4        Balance   Interest  Rate4
                                                        --------------------------------------------------------------
    ASSETS
    Interest-earning assets:
      Loans 1,2,3                                       $  628,305     25,027   8.03%     $  571,216  $  24,178  8.54  %
      Taxable investment securities                         75,368      2,228   5.96          69,490      2,210  6.41
      Tax-exempt investment securities 3                    33,978      1,134   6.73          27,420        952  7.00
      Other short-term investments                          13,216        338   5.16           4,739        137  5.82
      Interest-earning deposits                             30,956        680   4.43          46,413      1,212  5.26
      Federal funds sold                                     9,900        248   5.05          12,605        349  5.58
                                                        --------------------------------------------------------------
    Total interest-earning assets                          791,723     29,655   7.55         731,883     29,038  8.00
    Non-interest-earning assets:
      Cash and due from banks                               26,759                            22,853
      Premises and equipment, net                           13,749                            13,645
      Other assets                                          21,239                            17,755
    Less: Allowance for loan losses                         (4,093)                           (4,439)
                                                        ----------                        ----------
    TOTAL                                               $  849,377                        $  781,697
                                                        ==========                        ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts                                          $   93,706        780   1.68%     $   89,049        951  2.15%
  Money market accounts                                    127,110      2,404   3.81         105,560      2,352  4.49
  Savings deposits                                         110,095      1,357   2.49         106,663      1,523  2.88
  Time deposits                                            247,590      6,720   5.47         264,904      7,616  5.80
  Notes payable                                              1,598         63   7.95           1,115         44  7.96
  FHLB borrowings                                           45,833      1,096   4.82               0         16  0.00
  Federal funds purchased                                    2,016         51   5.10              90          3  6.70
  Securities sold under
    agreement to repurchase                                  9,406        224   4.80           9,587        253  5.32
                                                        --------------------------------------------------------------
Total interest-bearing liabilities                         637,354     12,695   4.02         576,967     12,758  4.46

Non-interest-bearing liabilities:
  Demand deposits                                           71,695                            63,271
  Other                                                      4,866                             6,626
                                                        ----------                        ----------
Total liabilities                                          713,915                           646,864
                                                        ----------                        ----------
Stockholders' equity                                       135,462                           134,833
                                                        ----------                        ----------
TOTAL                                                   $  849,377                        $  781,697
                                                        ==========                        ==========
Net interest earning and interest rate spread                          16,959   3.54%                    16,279  3.54%
                                                                       =============                     ============
Net yield on interest-earning assets                                            4.32%                            4.49%
----------------------------------------------------                         =======                           ======
1.     For the purposes of these computations,  nonaccrual loans are included in the daily average loan amounts outstanding.
2.     Interest  earned on loans  includes  loan fees (which are not material in amount) and interest  income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
3.     Taxable-equivalent  adjustments  are made in calculating  interest income and yields using a 34% rate for all years presented.
4.     Annualized

       The Company reported taxable-equivalent net interest income of $16,959,000 for the six months ended June 30, 1999, an increase of $680,000 or 4.2% from the $16,279,000 reported for the six months ended June 30, 1998. The six months ended June 30, 1999 included $215,000 in net interest income from BNI. Exclusive thereof, net interest income improved $465,000 or 2.9% over the six months ended June 30, 1998. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.32% for the six months ended June 30, 1999 from 4.49% for the six months ended June 30,1998. The margin decline was mainly due to reduced loan yields resulting from intense pricing competition and the general decline in interest rates in the second half of 1998 and the first quarter of 1999.

       Taxable-equivalent total interest income increased $617,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, which included $355,000 from BNI. Exclusive of the BNI acquisition, taxable-equivalent total interest income increased $262,000 in the first six months of 1999. This improvement was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company's average interest-earning assets increased $59,840,000 or 8.2% for the first six months of 1999 compared to the first six months of 1998. Increases in average outstanding loan balances accounted for $57,090,000 of the increased average interest-earning assets in 1999 due to loan volume increases at Home, SFB, and SFBW. Offsetting this volume increase was a reduction in the Company's yield on interest-earning assets in 1999. For the six months ended June 30, 1999, total interest-earning assets yielded 7.55% compared to 8.00% for the first six months of 1998 due mainly to the general decline in interest rates during the last half of 1998 and the first quarter of 1999. The Company's yield on loans declined to 8.03% for the first half of 1999 from 8.54% for the first half of 1998. This decline was mainly due to the impacts of intense loan pricing competition in the Company's markets and maturing loans repricing into the comparatively lower interest rate environment. The Company also experienced yield contraction in its taxable and tax-exempt investment securities due to the reinvestment of maturing investments proceeds into the lower rate environment. For the six months ended June 30, 1999, the yield on taxable investment securities declined to 5.96% and tax-exempt investment yields declined to 6.73% from 6.41% and 7.00% respectively for the six months ended June 30, 1998.

       Reduced funding costs helped to offset the impacts of reduced asset yields in first half of 1999. The cost of interest-bearing liabilities declined to 4.02% for the six months ended June 30,1999 from 4.46% for the six months ended June 30, 1998. On a year-to-date basis, the Company likewise reported a lower funding cost on each of its interest-bearing deposit liabilities during the first half of 1999. The cost of NOW accounts decreased to 1.68% in the first six months of 1999 from 2.15% in the first six months of 1998. Savings deposits fell to 2.49% in 1999 from 2.88% in 1998. Reductions and NOW and savings funding costs were derived from rate reductions enacted to these products in fourth quarter 1998. The cost of money market accounts fell to 3.81% in 1999 from 4.49% in 1998 mainly due to the general decline in short-term interest rates over the last twelve months. Time deposit costs also fell to 5.47% in 1999 from 5.80% in 1998 as maturing instruments repriced into the current lower rate environment. A change in product mix also helped to improve the Company's cost of funds during the first six months of 1999. Time deposits, historically the Company's highest costing significant funding cost, comprised 38.8% of average total interest-bearing liabilities during the first six months of 1999 compared to 45.9% during the first six months of 1998. Accordingly, the Company had a greater percentage of its 1999 average funding derived from lower costing sources than in 1998.

Provision for Loan Losses

       The provision for loan losses for the six months ended June 30, 1999 and 1998 remained unchanged at $345,000 in each period.

Other Income

       Total other income increased $844,000 in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The inclusion of LCC's and BNI accounted for $302,000 and $53,000, respectively, of this increase. Exclusive of LCC & BNI, total other income increased $489,000 or 14.7% due to increases in investment securities gains, merchant services income, service charges on deposit accounts, security transaction commissions, and gains on loan sales offset by reductions in rent income, gains from mortgage loan sales, ATM fees, and other income. For the six months ended June 30, 1999, investment securities gains increased $338,000, which included the $252,000 gain Home realized in second quarter 1999 from the sale of its equity investment in its ATM service provider. The remaining increase in the Company's investment securities gains in 1999 came from sales of marketable equity securities owned by the Company. Merchant income increased $63,000 due to volume increases at each of the banks. Services charges on deposit accounts increased $75,000 mainly due to adjustments in Home's pricing and handling of checks returned for insufficient funds and the inclusion of BNI. Security transaction commissions increased $64,000 due to volume increases in brokerage activities at SFB and Richmond and the introduction of these services at Home in the second quarter of 1999. Gains on mortgage loan sales increased $42,000 mainly due to increased volume in the first quarter of 1999. Offsetting these improvements were declines in rent income, ATM fees, and other income the first six months of 1999. Rent income decreased $16,000 due to the Company assuming space previously leased to outside tenants. ATM fees declined $12,000 in the first six months of 1999 due to slightly lower volume in foreign transactions at the Company's terminals. Other income decreased $11,000 mainly due to fewer gains recognized from other real estate sales in 1999.

Other Expenses

       Total other expenses increased $155,000 in the first six months of 1999 compared to the first six months of 1998, which included a $598,000 merger-related charge recognized in first quarter 1999 resulting from the dissolution of Home's ESOP, as well as $357,000 in expenses from LCC and $159,000 in expenses from BNI which were not part of the Company's 1998 operations Exclusive of this merger-related charge, LCC, and BNI, total other expenses decreased $958,000 or 7.1% due mainly to lower costs for personnel, professional fees, advertising, and credit card processing expenses. Personnel costs decreased $447,000 in total and $719,000 exclusive of LCC and BNI mainly due to efficiencies realized from the merger with Home and reduced health insurance costs. Legal and professional fees declined $193,000 as stated and $205,000 exclusive of LCC and BNI due to efficiencies realized from the Home merger and reduced legal costs on collection activities. Advertising expense decreased $35,000, all of which was due to adjustment to Home's marketing budget post-merger. Other expenses decreased $41,000 due to the Company no longer incurring credit card processing fees in the first six months of 1999 due to the sale of the credit card portfolio in third quarter 1998, as well as reduced office supply costs in the first half of 1999. Occupancy expense increased $67,000 as stated in the first six months of 1999, which included $73,000 in expenses from LCC and BNI. Exclusive of these acquisitions, occupancy expense decreased $6,000 in the first half of 1999 mainly due to efficiencies at Home. Offsetting the aforementioned improvements in total other expenses were increased expenses for data processing ($77,000), goodwill amortization ($72,000), and merchant services ($35,000). Data processing and merchant services expense both increased due to rate adjustments from the Company's service providers. Data processing expense was additionally impacted by costs incurred by Richmond to convert to the Company's data service provider in second quarter 1999. The increase in goodwill amortization was related to the Company including LCC's operating results in its consolidated 1999 operating performance.

Income Taxes

       Income taxes for the six months ended June 30, 1999 increased $702,000 on a $1,304,000 increase in income before income taxes. As previously described, the Company incurred $598,000 in a merger-related charge in first quarter 1999 which were not tax-deductible. Excluding the merger-related charge, income before income taxes increased $1,899,000, resulting in an effective tax rate of 35.9% for six months ended June 30, 1999 compared to 35.5% for the six months ended June 30, 1998. The slightly higher effective tax rate in 1999 was primarily related to a lower percentage of the Company's interest income generated from tax-exempt sources in 1999.


Liquidity

       Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $61,871,000 and $82,230,000 at June 30, 1999 and December 31, 1998, respectively.


Year 2000 Readiness Disclosure

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

       Compliance Program. In order to address the Year 2000 Problem and to minimize its potential adverse impact, in 1997 the Company initiated a corporate wide project to address the impact of the Year 2000 Problem on its computer application systems, information technology ("IT") related equipment, system software, building controls, and non-IT embedded systems found in such equipment as security systems, currency counters, and elevators. The evaluation of Year 2000 issues included an assessment of the potential impact of the Year 2000 Problem on the Company, including monitoring significant customers, key vendors, service suppliers and other parties material to the Company's operations' testing changes provided by these vendors; and developing contingency plans for any critical systems. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of Year 2000 readiness. The Company's Year 2000 Compliance Program is divided into five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and (5) implementation.

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

       The Company has completed all phases of the plan and is currently working internally and with external vendors on validating its contingency plan. Because the Company out sources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the weekend of October 3, 1998, the Company's primary data service provider converted State Financial Bank and State Financial Bank - Waterford to its Year 2000-ready platform. As part of the conversion, the Company performed a variety of tests to determine the proper functionality of the new platform. No problems were encountered. The Company's data services provider continues to test its system for Year 2000 readiness and has not encountered any problems as a result of their continued testing. SFBR and Home will converted to the Company's data services provider in May, 1999 and July, 1999, respectively. BNI will convert to the Company's data services provider in October, 1999.

       The Company's other external vendors have surveyed their programs to inventory the necessary changes and the Company continued correcting the applicable computer programs and replacing equipment so that the Company's information systems to be Year 2000 compliant as of June 30, 1999. The Company completed a substantial portion of its Year 2000 testing by June 30, 1999. The Company has devoted substantial time to testing its systems prior to the arrival of the new millennium. As part of SFBR's and Home's conversion to the Company's data services provider, the Company installed a new wide area network connecting all of its offices. The Company tested the wide area network for Year 2000 readiness and compatibility with its other systems immediately following installation.

       The Company also conducted a survey of its significant credit customers to determine their state of Year 2000 readiness. Surveys were mailed to all customers whose outstanding loan balance or loan commitment exceeded $200,000. In addition, as part of its ongoing credit underwriting practices, all new and renewed loans must have a Year 2000 risk assessment completed and reported as part of the loan approval process. Based upon the information received from these surveys, the Company does not expect to experience any material collection problems resulting from its customers Year 2000 readiness, or lack thereof.

       Cost to Address Year 2000 Compliance Issues. Managing the Year 2000 Compliance Program resulted in additional direct and indirect costs to the Company. To date, the Company has incurred approximately $500,000 in costs related to addressing the Year 2000 Problem, including approximately $471,000 in hardware purchases that the Company has capitalized. The Company expects any additional costs incurred regarding its Year 2000 Compliance Program to be immaterial. If incurred, any remaining costs related to resolving the Year 2000 Problem are expected to take place during the remainder of 1999. The Company expects to fund these expenditures through internal sources.

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

Capital Resources

       There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 1999, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:


                                                             Regulatory                 Regulatory
                                                              Minimum                Well-capitalized
                                      Actual                 Requirement               Requirement
                                 ---------------          ----------------           -----------------
                                                       (dollars in thousands)

                                Amount       Percent        Amount     Percent         Amount       Percent

Tier 1 leverage                106,849         12.9%        33,137        4.0%         41,421          5.0%

Tier 1 risk-based capital      106,849         16.6%        25,709        4.0%         38,563          6.0%

Risk-based capital             113,836         17.7%        51,418        8.0%         64,272         10.0%

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

Part II.   Other Information

Item 1.   Legal Proceedings

          As of June 30, 1999, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          Annual Meeting of Shareholders. On May 13, 1998, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Jerome
J. Holz, David M. Stamm, and Thomas S. Rakow as directors for three year terms expiring on the date of the annual shareholders' meeting to be held in 2002.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting

          Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Jerome J. Holz, David M. Stamm, and Thomas S. Rakow were standing for reelection at the Annual Meeting. The vote with respect to the reelection of each was as follows:

JEROME J. HOLZ
--------------

          10,081,447 total votes were eligible to be cast.
           8,622,347 votes were represented in person or by proxy at the Annual
                     Meeting.
           8,258,869 votes were cast "FOR" the reelection of Mr. Holz
             363,478 votes abstained or were broker non-votes.


DAVID M. STAMM
--------------

          10,081,447 total votes were eligible to be cast.
           8,622,347 votes were represented in person or by proxy at the Annual
                     Meeting.
           8,278,607 votes were cast "FOR" the reelection of Mr. Stamm
             343,740 votes abstained or were broker non-votes.


THOMAS S. RAKOW
---------------

          10,081,447 total votes were eligible to be cast.
           8,622,347 votes were represented in person or by proxy at the Annual
                     Meeting.
           8,273,582 votes were cast "FOR" the reelection of Mr. Rakow
             348,765 votes abstained or were broker non-votes.

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

Item 6.   Exhibits and Reports on Form 8-K

          The Company filed a report on Form 8-K on June 23, 1999 in regards to its completion of the acquisition of First Waukegan Corporation and its subsidiaries.













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



Date: August 10, 1999

                                       By  /s/ Michael J. Falbo
                                          Michael J. Falbo
                                          President and Chief Executive Officer



Date: August 10, 1999
                                       By  /s/ Michael A. Reindl
                                          Michael A. Reindl
                                          Senior Vice President, Controller,
                                          and Chief Financial Officer