Form 10-Q
period 1999-09-30
STATE FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 8, 1999, there were 9,159,697 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998                    2

                Consolidated Statements of Income for the
                Three Months ended September 30, 1999 and 1998              3

                Consolidated Statements of Income for the
                Nine months ended September 30, 1999 and 1998               4

                Consolidated Statements of Cash Flows for the
                Nine months ended September 30, 1999 and 1998               5

                Notes to Consolidated Financial Statements                  6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10


                           PART II - OTHER INFORMATION

Items 1-6                                                                  21

Signatures                                                                 23

     Part I.    Financial Information
     Item 1.    Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
                                                                                   September 30,             December 31,
                                                                                       1999                     1998
                                                                                -------------------      -------------------
ASSETS
  Cash and due from banks                                                            $   30,982,575             $ 31,028,203
  Federal funds sold                                                                      4,496,669                8,508,387
  Other short-term investments                                                            1,400,000               12,900,000
   Interest-earning deposits                                                              7,277,330               29,793,241
                                                                                -------------------      -------------------
  Cash and cash equivalents                                                              44,156,574               82,229,831
 Investment securities:
  Held-to-maturity (fair value $4,878,597 - September 30, 1999
    and $10,479,402 - December 31, 1998)                                                  4,821,560               10,290,241
  Available for sale (at fair value)                                                    202,345,158               94,704,827
 Loans (net of allowance for loan losses of $7,117,593 -September
   30, 1999 and $4,484,504 -December 31, 1998)                                          728,375,603              607,948,900
  Premises and equipment                                                                 21,539,304               13,333,369
  Accrued interest receivable                                                             6,169,119                4,485,332
  Other assets                                                                           37,437,376               15,376,023
                                                                                -------------------      -------------------
                                                                  TOTAL ASSETS       $1,044,844,694             $828,368,523
                                                                                ===================      ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                              111,799,428               81,540,940
    Savings                                                                             237,808,526              199,266,311
    Money market                                                                        176,241,523              120,297,093
    Other time                                                                          296,491,090              251,800,542
                                                                                -------------------      -------------------
                                                                TOTAL DEPOSITS          822,340,567              652,904,886
  Notes payable                                                                          23,226,624                6,750,000
  Securities sold under agreements to repurchase                                          9,407,242                4,116,677
  Federal Home Loan Bank advances                                                        45,000,000               25,000,000
  Federal funds purchased                                                                15,240,000                        0
  Accrued expenses and other liabilities                                                  4,830,938                3,270,762
  Accrued interest payable                                                                1,906,243                1,688,920
                                                                                -------------------      -------------------
                                                             TOTAL LIABILITIES          921,951,614              693,731,245
Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
      issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--10,087,509 shares in 1999
      and 10,076,017 in 1998                                                              1,008,751                1,007,601
    Capital surplus                                                                      94,863,228               94,153,564
    Accumulated other comprehensive income                                               (1,642,334)               1,080,549
    Retained earnings                                                                    46,789,751               43,748,273
    Less: Guaranteed ESOP obligation                                                     (5,131,608)              (5,352,709)
           Treasury stock, at cost (767,612 and 0 shares at September
             30, 1999 and December 31, 1998, respectively)                              (12,994,708)                        0
                                                                                -------------------      -------------------
                                                    TOTAL STOCKHOLDERS' EQUITY          122,893,080              134,637,278
                                                                                -------------------      -------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,044,844,694             $828,368,523
                                                                                ===================      ===================
See notes to unaudited consolidated financial statements.


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                       Three months ended September 30,
                                                                                         1999                     1998
                                                                                -------------------      -------------------
INTEREST INCOME:
  Loans, including fees                                                                 $14,721,852              $12,258,059
  Investment securities:
    Taxable                                                                               2,814,272                1,691,098
    Tax-exempt                                                                              464,977                  361,328
  Federal funds sold                                                                         65,544                  168,412
                                                                                -------------------      -------------------
                                                         TOTAL INTEREST INCOME           18,066,645               14,478,897
INTEREST EXPENSE:
  Deposits                                                                                7,182,398                6,296,266
  Notes payable and other borrowings                                                      1,116,347                  271,181
                                                                                -------------------      -------------------
                                                        TOTAL INTEREST EXPENSE            8,298,745                6,567,447
                                                                                -------------------      -------------------
                                                           NET INTEREST INCOME            9,767,900                7,911,450

Provision for loan losses                                                                   202,500                  172,500
                                                                                -------------------      -------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES            9,565,400                7,738,950
OTHER INCOME:
  Service charges on deposit accounts                                                       530,655                  521,905
  Merchant service fees                                                                     405,768                  331,819
  Building rent                                                                              62,416                   70,024
  ATM fees                                                                                  158,058                  211,180
  Security transaction commissions                                                          132,586                  106,470
  Asset management fees                                                                     165,643                   30,623
  Gains on sale of loans                                                                    315,077                  258,204
  Investment security gains                                                                 246,558                   13,628
  Other                                                                                     157,380                  312,059
                                                                                -------------------      -------------------
                                                            TOTAL OTHER INCOME            2,174,141                1,855,912
OTHER EXPENSES:
  Salaries and employee benefits                                                          3,781,819                3,260,670
  Net occupancy expense                                                                     401,942                  295,452
  Equipment rentals, depreciation and maintenance                                           985,151                  663,303
  Data processing                                                                           503,191                  488,134
  Legal and professional                                                                    300,270                  204,577
  Merchant service charges                                                                  329,068                  323,069
  ATM charges                                                                               116,145                  165,882
  Advertising                                                                               301,734                  201,749
  Goodwill amortization                                                                     514,962                  159,263
  Other                                                                                   1,025,724                  831,083
                                                                                -------------------      -------------------
                                                          TOTAL OTHER EXPENSES            8,260,006                6,593,182
                                                    INCOME BEFORE INCOME TAXES            3,479,535                3,001,680
Income taxes                                                                              1,077,272                1,067,127
                                                                                -------------------      -------------------
                                                                    NET INCOME           $2,402,263               $1,934,553
                                                                                ===================      ===================

 Basic earnings per common share (see Note B)                                                $ 0.26                    $0.20
 Diluted earnings per common share (see Note B)                                                0.26                     0.20
 Dividends per common share                                                                    0.12                     0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                       Nine months ended September 30,
                                                                                         1999                     1998
                                                                                -------------------      -------------------
INTEREST INCOME:
  Loans, including fees                                                                $ 39,685,431             $ 36,379,155
  Investment securities:
    Taxable                                                                               6,060,916                5,249,702
    Tax-exempt                                                                            1,213,455                  989,773
  Federal funds sold                                                                        313,334                  517,292
                                                                                -------------------      -------------------
                                                         TOTAL INTEREST INCOME           47,273,136               43,135,922
INTEREST EXPENSE:
  Deposits                                                                               18,443,798               18,738,551
  Notes payable and other borrowings                                                      2,550,458                  587,063
                                                                                -------------------      -------------------
                                                        TOTAL INTEREST EXPENSE           20,994,256               19,325,614
                                                                                -------------------      -------------------
                                                           NET INTEREST INCOME           26,278,880               23,810,308

Provision for loan losses                                                                   547,500                  517,500
                                                                                -------------------      -------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES           25,731,380               23,292,808
OTHER INCOME:
  Service charges on deposit accounts                                                     1,513,112                1,429,083
  Merchant service fees                                                                   1,087,137                  950,394
  Building rent                                                                             188,450                  212,252
  ATM fees                                                                                  506,270                  571,354
  Security transaction commissions                                                          379,888                  289,308
  Asset management fees                                                                     465,297                   30,623
  Gains on sale of loans                                                                    732,581                  634,098
  Investment security gains                                                                 992,469                  420,817
  Other                                                                                     490,070                  655,403
                                                                                -------------------      -------------------
                                                            TOTAL OTHER INCOME            6,355,304                5,193,332
OTHER EXPENSES:
  Salaries and employee benefits                                                          9,845,296                9,770,888
  Net occupancy expense                                                                   1,046,432                  907,091
  Equipment rentals, depreciation and maintenance                                         2,434,544                2,078,478
  Data processing                                                                         1,538,370                1,446,695
  Legal and professional                                                                    810,828                  908,587
  Merchant service charges                                                                  823,866                  782,748
  ATM charges                                                                               444,021                  470,162
  Advertising                                                                               721,298                  655,878
  Goodwill amortization                                                                     872,122                  444,703
  Merger-related charge                                                                     598,292                        0
  Other                                                                                   2,854,498                2,702,197
                                                                                -------------------      -------------------
                                                          TOTAL OTHER EXPENSES           21,989,567               20,167,427
                                                    INCOME BEFORE INCOME TAXES           10,097,117                8,318,713
Income taxes                                                                              3,668,276                2,955,853
                                                                                -------------------      -------------------
                                                                    NET INCOME          $ 6,428,841              $ 5,362,860
                                                                                ===================      ===================

Basic earnings per common share                                                               $0.67                    $0.56
 Diluted earnings per common share (see Note B)                                                0.67                     0.55
 Dividends per common share (see Note B)                                                       0.36                     0.36

See notes to unaudited consolidated financial statements.
STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows (Unaudited)
                                                                                       Nine months ended September 30,
                                                                                         1999                     1998
                                                                                -------------------      -------------------
OPERATING ACTIVITIES
  Net income                                                                            $ 6,428,841              $ 5,362,860
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                             547,500                  517,500
      Provision for depreciation                                                          1,142,471                1,163,278
      Amortization of investment security
        premiums and accretion of discounts-net                                             543,302                  122,122
      Amortization of goodwill                                                              872,122                  444,703
      Market adjustment for committed ESOP shares                                           598,291                  406,588
      Cost of Recognition and Retention Plan                                                      0                  674,736
      Increase in interest receivable                                                   (1,683,787)                (422,318)
      Increase (decrease) in interest payable                                           (2,527,677)                  247,076
      Realized investment security gains-net                                              (992,469)                (420,817)
      Other decrease (increase)                                                           1,990,976              (1,019,019)
                                                                                -------------------      -------------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES            6,919,570                7,076,709
INVESTING ACTIVITIES
  Purchases of investment securities                                                              0                        0
  Maturities of investment securities                                                     5,435,058                7,543,783
  Purchases of securities available for sale                                           (30,781,609)             (39,451,868)
  Maturities of securities available for sale                                            22,011,294               13,953,999
  Sales of securities available for sale                                                  3,756,789               13,729,777
  Net increase in loans                                                                (35,035,756)             (33,545,838)
  Purchases of premises and equipment                                                   (2,864,358)                (425,795)
  Business acquisitions (net of cash and cash equivalents
    acquired of $7,721,000 in 1999)
    Loans                                                                              (85,938,447)                        0
    Investment securities available-for-sale                                          (105,550,000)                        0
    Premises and equipment                                                              (6,484,048)                 (68,186)
    Goodwill                                                                           (19,079,446)              (2,571,281)
    Deposits                                                                            184,989,394                        0
    Federal funds purchased                                                                 954,000                        0
    Securities sold under agreement to repurchase                                         6,000,000                        0
    Other                                                                                 (856,727)                  230,668
                                                                                -------------------      -------------------
                                         NET CASH USED BY INVESTING ACTIVITIES         (63,443,856)             (40,604,741)
FINANCING ACTIVITIES
  Increase (decrease) in deposits                                                      (15,553,713)                7,019,379
  Repayment of notes payable                                                            (6,750,000)              (4,054,902)
  Proceeds of notes payable                                                              23,226,624                        0
  Decrease in guaranteed ESOP obligation                                                    221,101                  268,349
  Net change in securities sold under agreement to repurchase                             (709,435)                3,618,211
  Increase in Federal Home Loan Bank Advances                                            20,000,000               20,000,000
  Proceeds from federal funds purchased                                                  14,286,000                        0
  Purchase of treasury stock                                                           (12,994,708)              (3,079,956)
  Cash dividends                                                                        (3,387,363)              (3,430,133)
  Issuance of common stock in acquisition                                                         0                2,410,199
  Proceeds from exercise of stock options                                                   112,523                  196,432
                                                                                -------------------      -------------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES           18,451,029               22,947,579
                                                                                -------------------      -------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (38,073,257)             (10,580,453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         82,229,831               80,584,884
                                                                                -------------------      -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 44,156,574             $ 70,004,431
                                                                                ===================      ===================
Supplemental information:
  Interest paid                                                                        $ 23,521,935             $ 19,079,861
  Income taxes paid                                                                       2,882,400                3,341,000
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 1999


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

                                            For the three months ended   For the nine months ended
                                              September    September     September    September
                                                 30,          30,           30,          30,
                                                1999         1998          1999         1998
                                            -------------------------------------------------------
Basic:
Weighted-average number of
 shares outstanding                            9,741,102   10,074,224     9,967,332    10,119,904
Less: weighted-average number
of unearned ESOP shares                        (445,696)     (530,300)     (419,419)     (530,989)
                                            ------------ ------------ ------------- -------------
Denominator for basic earnings per share       9,295,406    9,543,924     9,547,913     9,588,915
                                            ============ ============ ============= =============

Fully diluted:
Denominator for basic earnings per share       9,295,406    9,543,924     9,547,913     9,588,915
Add: assumed conversion of  stock
options using the treasury stock method           20,877       33,947        18,380       101,051
                                            ============ ============ ============= =============
Denominator for fully diluted
 earnings per share                            9,316,283    9,577,871     9,566,293     9,689,966
                                            ============ ============ ============= =============


NOTE C - ACQUISITIONS

     On June 23, 1999, the Company completed its cash acquisition of First Waukegan Corporation and its subsidiary, Bank of Northern Illinois, N.A. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of FWC's and BNI's operating results in the consolidated statements of income from the date of acquisition. Accordingly, FWC's and BNI's operating results for the period June 23, 1999 through September 30, 1999 are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1999. FWC and BNI's financial condition is included in the Company's consolidated balance sheets dated September 30, 1999. No operating results of FWC and BNI are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998.

     On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the three and nine months ended September 30, 1998 and September 30, 1999, after giving effect to the acquisition of FWC as if it had occurred on January 1, 1998 and January 1, 1999 are as follows:

                                   For the nine     For the nine    For the three     For the three
                                   months ended     months ended    months ended      months ended
                                   September 30,    September 30,   September 30,     September 30,
                                       1999             1998            1999              1998
                                 ----------------------------------------------------------------------
Total income                        $ 61,209,291     $ 57,507,587    $ 23,927,415       $20,520,920
Net income                             3,880,409        4,325,767       1,843,033         1,446,855
Basic earnings per share                    0.41             0.45            0.26              0.15
Diluted earnings per share                  0.41             0.45            0.26              0.15

     On September 8, 1998, the Company completed its acquisition of LCC, an asset management firm located in LaCrosse, Wisconsin. The Company purchased the outstanding common stock of LCC in exchange for 113,241 shares of its common stock valued at $21.19 per share on the transaction date. An additional 28,310 shares of common stock may be issued on January 31, 2002 subject to LCC meeting or exceeding certain operating performance targets in 1999, 2000, and 2001. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of LCC's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LCC's operating results for the period January 1, 1999 through September 30, 1999 are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1999. LCC's financial condition is included in the Company's consolidated balance sheets dated September 30, 1999. Operating results of LCC for the period September 8, 1998 through September 30, 1998 are included in the Company's consolidated statements of income for the three and nine months ended September 30, 1998. Pro forma data to include LCC financial results is not presented as the effect is immaterial.

     Home was a business combination consummated on December 15, 1998 accounted for as a pooling-of-interests. Accordingly, the financial position and results of operations and cash flows of the Company and Home have been restated as though the companies were combined for all historical periods.

NOTE D - COMPREHENSIVE INCOME


     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity. A reconciliation of net income to total comprehensive income follows for the periods indicated.

                                              For the three months ended           For the nine months ended
                                            September 30,    September 30,     September 30,     September 30,
                                                1999             1998              1999              1998
                                        -----------------------------------------------------------------------
Net income                                    $2,402,263       $1,934,553        $6,428,841        $5,362,860
Other comprehensive income
Change in unrealized securities
   gains (losses), net of tax                   (893,923)         468,741        (2,119,561)          383,120
Reclassification adjustment for
     realized gains included in
     net income                                 (246,558)         (13,628)         (992,469)         (420,817)
Estimated income tax on
    realized securities gains                     96,675            5,344           389,147           165,002
                                        -----------------------------------------------------------------------
Total comprehensive income                    $1,358,457       $2,395,010        $3,705,958        $5,490,165
                                        =======================================================================

NOTE E - SEGMENT INFORMATION

     The Company evaluates segment performance for each subsidiary financial institution, which is differentiated primarily by geographic location. The Company has five reportable segments: State Financial Bank (Wisconsin), State Financial Bank - Waterford, State Financial Bank (Illinois), Home Federal Savings and Loan Association of Elgin, and Bank of Northern Illinois, N.A. Each institution provides a full range of retail and commercial banking services. Additionally, State Financial Bank (Illinois) provides insurance and brokerage services.

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

     The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the nine months ended September 30, 1999 and 1998.

                                                            For the nine months ended September 30, 1999

                                                                         Home Federal
                               State                         State        Savings and
                             Financial        State         Financial        Loan          Bank of
                                Bank     Financial Bank -     Bank      Association of     Northern         All
                            (Wisconsin)     Waterford      (Illinois)        Elgin      Illinois, N.A.     Other     Consolidated
                          ---------------------------------------------------------------------------------------------------------
Interest income            $ 15,543,649    $ 2,886,063    $ 4,126,596    $ 20,630,144   $  4,002,889   $   83,795   $   47,273,136
Interest expense              5,914,975      1,282,905      1,915,501      10,147,855      1,710,361       22,661       20,994,258
                          ---------------------------------------------------------------------------------------------------------
Net interest income           9,628,674      1,603,158      2,211,095      10,482,289      2,292,528       61,134       26,278,878
Provision for loan losses       225,000         22,500        180,000          90,000         30,000            0          547,500
                          ---------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses    9,403,674      1,580,658      2,031,095      10,392,289      2,262,528       61,134       25,731,378
Other income                  2,782,182        261,391        670,648         866,411        359,523    1,415,149        6,355,304
Merger-related charges                0              0              0         598,292              0            0          598,292
Other noninterest
 expense                      7,317,559      1,310,292      2,745,037       6,635,581      2,056,352    1,326,452       21,391,273
                          ---------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                 4,868,297        531,757        (43,294)      4,024,827        565,699      149,831       10,097,117
Income taxes                  1,509,019        158,977         62,412       1,562,357        272,858      102,653        3,668,276
                          ---------------------------------------------------------------------------------------------------------
Net income (loss)           $ 3,359,278      $ 372,780    ($  105,706)    $ 2,462,470      $ 292,841     $ 47,178      $ 6,428,841
                          =========================================================================================================
Total assets               $291,270,773    $56,101,432    $76,914,220    $390,699,676   $222,578,547   $7,280,046   $1,044,844,694
                          =========================================================================================================


                                                       For the nine months ended September 30, 1998

                                   State                                           Home Federal
                                 Financial          State            State         Savings and
                                   Bank        Financial Bank -  Financial Bank  Loan Association    All
                                (Wisconsin)       Waterford        (Illinois)        of Elgin        Other       Consolidated
                             --------------------------------------------------------------------------------------------------
Interest income                  15,779,685       2,855,711       4,816,020        19,675,847          8,659     $ 43,135,922
Interest expense                  6,543,301       1,391,538       2,707,949         8,638,060         44,766       19,325,614
                             --------------------------------------------------------------------------------------------------
Net interest income               9,236,384       1,464,173       2,108,071        11,037,787        (36,107)      23,810,308
Provision for loan losses           225,000          22,500         180,000            90,000              0          517,500
Net interest income after
 provision for loan losses        9,011,384       1,441,673       1,928,071        10,947,787        (36,107)      23,292,808
Other income                      2,757,743         294,738         905,310           839,743        395,798        5,193,332
Other noninterest
 expense                          6,998,061       1,324,767       2,791,341         8,572,789        480,469       20,167,427
                             --------------------------------------------------------------------------------------------------
Income before income taxes        4,771,066         411,644          42,040         3,214,741       (120,778)       8,318,713
Income taxes                      1,496,265         129,726          90,823         1,246,947     ($   7,908)       2,955,853
                             --------------------------------------------------------------------------------------------------
Net income (loss)              $  3,274,801     $   281,918     ($   48,783)     $  1,967,794     ($ 112,870)    $  5,362,860
                             ==================================================================================================
Total assets                   $275,496,214     $51,976,389     $85,088,062      $386,104,157     $1,594,958     $803,259,780
                             ==================================================================================================


NOTE F - STOCK REPURCHASE PROGRAM

     On June 15, 1999, the Company's Board of Directors authorized the repurchase of up to 15% or approximately 1.5 million shares of the Company's common stock. The Company commenced the stock repurchase program on July 19, 1999. Through November 8, 1999, the Company has repurchased 936,912 shares of its common stock at an average price of $16.72 per share. The 936,912 shares represents 9.29% of the total shares outstanding at June 15, 1999, the date the stock repurchase plan was announced. Because the Company meets the regulatory definition of a well-capitalized institution, no regulatory approvals are necessary to complete the repurchase plan.

NOTE G - SHAREHOLDER RIGHTS PLAN

     On July 27, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan which includes the declaration of a dividend of one Preferred Share Purchase Right (the "Right") on each outstanding share of the Company's common stock. The issuance of the rights was made to shareholders of record as of the close of business on August 27, 1999. After the dividends, each outstanding share of the Company's common stock will have attached thereto one Right.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At September 30, 1999, total assets were $1,044,845,000 compared to $828,369,000 at December 31, 1998, an increase of $216,476,000. On June 23,
1999, the Company completed its acquisition of FWC and its banking subsidiary, BNI, in a purchase transaction. FWC and BNI added $222,579,000 to the Company's consolidated September 30, 1999 total assets. The Company purchased FWC for $27,565,000 in cash and assumed $2,404,000 in preferred stock and $3,718,000 of debt outstanding at FWC. At closing, the Company redeemed the preferred stock and retired FWC's debt. The Company funded the acquisition from internal sources and through $10,000,000 in notes drawn on its line of credit.

     Other significant uses of funds during the first nine months of 1999 consisted of $35,036,000 in net loan increases, $15,554,000 in deposit contraction, $12,995,000 in treasury stock purchases, $6,750,000 in debt retirement, $3,387,000 in cash dividend payments, $2,864,000 in fixed asset additions, $709,000 in reduced repurchase agreement balances outstanding. Net loan increases resulted from increased loan demand in the first nine months of 1999, as well as new loan products introduced at Home subsequent to the merger. Exclusive of the BNI acquisition, total deposits decreased during the first nine months of 1999 mainly due to cyclical declines in demand and now balances and strategic municipal deposit contraction. Fixed asset purchases were mainly related to computer enhancements and the real estate purchased for the new Waukesha and Elkhorn branch locations. The Company upgraded its systems in preparation for Richmond's, Elgin's, and BNI's conversion to the Company's data service provider in May, July, and October, respectively. In addition to the aforementioned $10,000,000 line of credit advance for the FWC acquisition, additional funding came from a $45,794,000 in cash and cash equivalent contraction (exclusive of the $7,721,000 in cash and equivalents acquired with
FWC), a $20,000,000 increase in Federal Home Loan Bank Advances, $14,286,000 in additional federal funds purchased, $13,227,000 in additional notes payable proceeds to fund the treasury stock purchase, $6,920,000 in net cash provided by operating activities, $422,000 in net investment securities sales and maturities, $221,000 in ESOP loan repayments, and $112,000 in proceeds from exercised stock options.

     State reported asset contraction at each of its banking operations except State Financial Bank (Wisconsin) from December 31, 1998 to September 30, 1999, mainly due to contraction in savings and demand deposits. Broken down by reporting segments, total assets increased $12.0 million at State Financial Bank (Wisconsin) and decreased $4.8 million at State Financial Bank - Waterford, $6.4 million at State Financial Bank (Illinois), and $6.7 million at Home. Additionally, the FWC acquisition added $222.6 million in assets to State's consolidated footings. State reported net loans of $728.4 million at September 30, 1999, an increase of $120.4 million over December 31, 1998, which included $85.9 million in loans acquired with FWC. Exclusive of the acquisition, net loans increased $34.5 million or 5.7% mainly due to commercial loan growth. Total deposits at September 30, 1999 grew $169.4 million including $185.0 million acquired with FWC. Exclusive of the acquisition, total deposits at September 30, 1999 decreased $15.6 million or 2.4% from December 31, 1998. Total stockholders' equity decreased to $122.9 million at September 30, 1999 from $134.6 million at December 31, 1998 mainly due to the Company's $13.0 in stock repurchases during third quarter 1999 offset by earnings retention net of dividends.

Asset Quality

     At September 30, 1999, non-performing assets were $5,421,000, an increase of $452,000 from June 30, 1999. This increase was due to a $165,000 increase in non-performing loans and a $287,000 increase in other real estate. Total non-performing assets as a percentage of total assets increased to 0.52% at September 30, 1999 from 0.47% at June 30, 1999. As a percentage of total loans outstanding, the level of non-performing loans increased to 0.67% at September 30, 1999 from 0.65% at June 30, 1999.

     At September 30, 1999, available information regarding additional loans totaling approximately $645,000, causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                       Sept. 30       Jun. 30        Mar. 31        Dec 31        Sep. 30
                                                           1999          1999           1999          1998           1998
                                                   --------------------------------------------------------------------------
Nonaccrual loans.................................. $      4,642         4,701   $      2,904   $     3,245          2,681
Accruing loans past due 90 days or more...........          242            18            546           106            436
Restructured loans................................            0             0              0             0              0
                                                   --------------------------------------------------------------------------
Total non-performing and restructured loans               4,884         4,719          3,450         3,351          3,117
                                                   --------------------------------------------------------------------------
Other real estate owned...........................          537           250            460           572            347
                                                   --------------------------------------------------------------------------
Total non-performing assets....................... $      5,421         4,969   $      3,910   $     3,923          3,464
                                                   ==========================================================================
Ratios:
  Non-performing loans to total loans.............         0.67%         0.65%          0.65%         0.55%          0.52%
  Allowance to non-performing loans...............       145.73        147.55         133.68        133.84         143.95
  Non-performing assets to total assets...........         0.52          0.47           0.46          0.47           0.43
                                                   ==========================================================================

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

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 1999, the Allowance was $7,118,000, an increase of $2,634,000 from the balance at December 31, 1998. Of this increase, $2,228,000 was due to additional allowance acquired with BNI. The remaining $406,000 increase in the allowance was due to loan loss provisions exceeding net charge-offs at the other four banks through the first nine months of 1999 and at BNI since the acqusition date.

     The determination of Allowance adequacy is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. The total allowance at Setpember 30, 1999 represented 0.97% of total loans outstanding compared to 0.73% at December 31, 1998. This increase was due to the inclusion of BNI's proportionately higher allowance as a percentage of loans and the increase in non-performing assets over the preceeding nine months. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 1999.

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

     The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                Nine months
                                                   ended          Year ended
                                               September 30,     Dec. 31, 1998
                                                   1999
                                           -------------------------------------
Balance at beginning of period.............     $    4,485        $    4,370
Charge-offs:
   Commercial..............................             76               146
   Real estate.............................             30                39
   Installment.............................            155               465
   Other...................................             47               149
   Total charge-offs.......................            308               799
                                           -------------------------------------
Recoveries:
   Commercial..............................             57                79
   Real estate.............................             13                59
   Installment.............................             75                60
   Other...................................             20                26
   Total recoveries........................            165               224
                                           -------------------------------------
Net charge-offs............................            143               575
Balance of acquired allowance                        2,228
    at date of acquisition ................            548                 0
Additions charged to operations............                              690
Balance at end of period                        $    7,118        $    4,485
                                           =====================================
Ratios:
   Net charge-offs to
     average loans outstanding(1)..........           0.03%             0.10%
  Net charge-offs to total allowance(1)....           2.70             12.82
  Allowance to period end
     loans outstanding.....................           0.97              0.73
-------------------------------------------=====================================
(1)   Annualized

     Net charge-offs to average loans outstanding decreased to 0.03% on an annualized basis compared to 0.10% for the year ended December 31, 1998.
Annualized 1999 commercial loan charge-offs declined mainly due to fewer charge-offs at SFB and SFBR in the first nine months of 1999. Annualized installment loan charge-offs declined in the first nine months of 1999 as SFBR incurred fewer write-offs on its indirect subprime auto loan portfolio. SFBR is no longer engaged in subprime auto lending. The remaining outstanding on subprime auto loans at SFBR is immaterial. The level of other loan charge-offs in 1998 was primarily impacted by credit card losses. The Company sold its credit card portfolio in July, 1998 to an unrelated third party. Accordingly, losses from credit card lending, classified with other loan charge-offs, were no longer incurred.

Results of Operation - Comparison of the Three Months Ended September 30, 1999 and 1998

General

     For the quarter ended September 30, 1999, the Company reported net income of $2,402,000, a $467,000 (24.2%) increase from the $1,935,000 reported for the quarter ended September 30, 1998. The increase in third quarter 1999 earnings was mainly due to lower noninterest expenses and income taxes, as well as the inclusion of BNI's earnings.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 1999 and September 30, 1998 (dollars in thousands):

                                                                1999                                1998
                                                 ---------------------------------- ------------------------------------
                                                          Average           Yield/         Average              Yield/
                                                          Balance   Interest Rate4         Balance    Interest  Rate4
                                                 ---------------------------------- ------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3.................................    $      730,074  $  14,754   8.02%   $    590,617  $   12,288   8.25  %
  Taxable investment securities...............           169,954      2,651   6.19          69,877       1,088   6.18
  Tax-exempt investment securities 3..........            41,425        705   6.75          31,835         547   6.82
  Other short-term investments................             1,118         15   5.39          10,534         155   5.82
  Interest-earning deposits...................            11,445        148   5.15          33,551         449   5.31
  Federal funds sold..........................             5,194         66   5.01          12,365         168   5.40
                                                ----------------------------------  ---------------------------------
Total interest-earning assets.................           959,210     18,339   7.59         748,779      14,695   7.79
Non-interest-earning assets:
  Cash and due from banks.....................            35,065                            20,892
  Premises and equipment, net.................            21,591                            13,395
  Other assets................................            41,178                            18,873
Less: Allowance for loan losses...............            (7,089)                           (4,495)
                                                ----------------                    --------------
TOTAL                                             $    1,049,955                      $    797,444
                                                ================                    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts................................    $       99,200        470   1.88    $     81,111  $      488   2.39  %
  Money market accounts.......................           178,434      1,783   3.96         111,118       1,232   4.40
  Savings deposits............................           152,481        959   2.50         104,913         777   2.94
  Time deposits...............................           289,240      3,970   5.45         259,081       3,799   5.82
  Notes payable...............................            15,761        195   4.91           1,262          24   7.54
  FHLB borrowings.............................            46,120        616   5.30           8,261         123   5.91
  Federal funds purchased.....................            14,888        182   4.85              48           1   8.30
  Securities sold under
    agreement to repurchase...................            10,702        123   4.56           9,242         123   5.28
                                                ----------------------------------  ---------------------------------
Total interest-bearing liabilities............           806,826      8,298   4.08         575,036       6,567   4.53
Non-interest-bearing liabilities:
  Demand deposits.............................           106,860                            73,738
  Other.......................................             5,622                            13,648
                                                ----------------                    --------------
Total liabilities.............................           919,338                           662,422
Stockholders' equity                                     130,617                           135,022
                                                ----------------                    --------------
TOTAL                                             $    1,049,955                      $    797,444
                                                ================                    ==============
Net interest earning and interest rate spread                     $  10,040   3.50%                 $    8,129   3.26%
                                                                ====================              ======================
Net yield on interest-earning assets                                          4.15%                              4.31%
------------------------------------------------                           =========                          ==========
    1.  For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
    2.  Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
    3.  Taxable-equivalent  adjustments  are made in  calculating  interest  income  and  yields  using a 34%  rate for all  years presented.
    4.  Annualized

     For the quarter ended September 30, 1999, the Company reported taxable-equivalent net interest income of $10,040,000, an increase of $1,911,000 or 23.5% from the $8,129,000 reported for the quarter ended September 30, 1998. Third quarter 1999 taxable-equivalent net interest income included $2,120,000 from BNI. Exclusive of the new acquisition, third quarter 1999 taxable-equivalent net interest income decreased $209,000 or 2.6% over third quarter 1998. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.15% in third quarter 1999 from 4.31% in third quarter 1998. The margin decline was mainly due to an increase in the percentage of the Company's average balance sheet funded by interest-bearing liabilities to fund the stock repurchase program and loan growth as well as reduced loan yields resulting from intense pricing competition.

     Taxable-equivalent total interest income increased $3,644,000 for the quarter ended September 30, 1999 compared to the third quarter of 1998, which included $3,690,000 in interest income from BNI. Exclusive of BNI, taxable-equivalent total interest income decreased $46,000 mainly due to lower loan and investment yields. For the quarter ended September 30, 1999, the Company's loan yield declined to 8.02% from 8.25% in third quarter 1998 mainly due to intense loan pricing competition. Investment yields also declined in third quarter 1999 compared to third quarter 1998. The Company's yield on tax-exempt investment securities decreased 7 basis points to 6.75% for the third quarter 1999 due to higher-rate investments maturing into a comparatively lower interest rate environment. In addition, yields on short-term investment assets declined as other short-term investments decreased to 5.39%, interest-earning deposits declined to 5.15%, and federal funds sold declined to 5.01% from 5.82%, 5.31%, and 5.40%, respectively for the third quarter of 1998. These declines were due to the general decline in short-term interest rates between the two periods. As a result of these changes, the taxable-equivalent yield fell to 7.59% in third quarter 1999 from 7.79% in third quarter 1998.

     Total interest expense increased $1,731,000 in third quarter 1999, which included $1,570,000 in interest expense from BNI. Exclusive of BNI, total interest expense increased $161,000 mainly due to average volume increases in borrowed funds (primarily notes payable, FHLB borrowings, federal funds purchased). In the aggregate, average notes payable, FHLB borrowings, federal funds purchased increased $67,000,000 in third quarter 1999 over third quarter 1998 as the Company relied on these sources to fund its stock repurchase program and loan growth. As a result, 76.8% of the Company's average balance sheet was funded by interest-bearing liabilities in third quarter 1999 compared to 72.1% in third quarter 1998. Although the volume of interest-bearing liabilities increased, the average cost of funds fell to 4.08% for third quarter 1999 from 4.53% for third quarter 1998. In fourth quarter 1998, the Company adjusted its pricing on certain NOW accounts and savings deposits given the general decline in short-term interest rates. As a result, the cost of NOW accounts decreased to 1.88% in third quarter 1999 from 2.39% in third quarter 1998. Similarly, the repricing of savings deposits resulted in that deposit cost falling to 2.50% in 1999 from 2.94% in 1998. The cost of money market accounts decreased to 3.96% in third quarter 1999 from 4.40% in third quarter 1998 due to the general decline in short-term interest rates over the preceding twelve months. Time deposit costs also fell to 5.45% in third quarter 1999 from 5.82% in third quarter 1998 as maturing instruments repriced into the current lower rate environment.

Provision for Loan Losses

     The provision for loan losses in third quarter 1999 increased $30,000 over third quarter 1998 due to the inclusion of BNI in the Company's consolidated operating results.

Other Income

     Total other income increased $318,000 in third quarter 1999 over third quarter 1998 due to increased investment security gains, the inclusion of BNI's and LCC's results, and increased merchant service fees, offset by decreases in gains on mortgage loan sales, ATM fees, and other income. BNI and LCC added $309,000 and $135,000, respectively, to the Company's consolidated other income in third quarter 1999. Investment security gains increased $233,000 in third quarter 1999 due to sales of marketable equity securities owned by the Company. Merchant service fees increased $74,000 due volume increases and the introduction of these services at Home. Gains on mortgage loan sales, exclusive of BNI, decreased $173,000 due to fewer mortgage originations and refinancing requests resulting from the general increase in interest rates over the preceding twelve months. ATM fees decreased $53,000 due to lower foreign transaction volume at the Company's terminals. Exclusive of the $147,000 one-time gain recognized on the sale of the Company's credit card portfolio in third quarter 1998, other income remained virtually unchanged between the two periods.

Other Expenses

     Total other expenses increased $1,667,000 in third quarter 1999 over third quarter 1998, which included $2,031,000 in expenses related to the inclusion of LCC's and BNI's non-interest expenses in the Company's 1999 consolidated third quarter operating results. Included in the additional expenses from BNI and LCC was $356,000 in additional goodwill amortization resulting from the purchase accounting applied to each acquisition. Exclusive of BNI and LCC, non-interest expenses decreased $364,000 or 5.5% due mainly to lower costs for personnel, data processing, ATM charges and other expenses offset by increases in occupancy and equipment costs and marketing. Personnel costs increased $521,000. Exclusive of LCC and BNI, personnel costs decreased $390,000, mainly due to efficiencies realized from the Home merger. Data processing costs increased $15,000 which included $95,000 in costs from BNI. This $80,000 decline combined with a decrease of $50,000 in ATM charges were mainly the result of the Company renegotiating its processing contract with its service provider. Other expenses increased $195,000 which included $225,000 in expenses related to BNI and LCC. Exclusive of these acquisitions, other expenses decreased $30,000 mainly due to lower office supply costs. Occupancy and equipment costs increased $428,000 as stated and $117,000 exclusive of BNI and LCC mainly due to increased depreciation costs associated with the installation of new computer equipment, network and telecommunications system. Advertising expense increased $100,000, the majority of which was due to Home promoting new products and services.

Income Taxes

     Income taxes for the quarter ended September 30, 1999 increased $10,000 on a $478,000 increase in income before income taxes. The Company's effective tax rate for third quarter 1999 was 31.0% compared to 35.5% for the third quarter of 1998. The lower effective tax rate in 1999 was primarily related to BNI benefiting from a state tax loss carryforward.


Results of Operation - Comparison of the Nine months Ended September 30, 1999 and 1998

General

     For the nine months ended September 30, 1999, the Company reported net income of $6,429,000, a $1,066,000 increase over the $5,363,000 reported for the nine months ended September 30, 1998. Included in 1999's operating results was $598,000 in additional merger-related charge stemming from the Company's merger with Home. This charge resulted solely from the dissolution of Home's ESOP in first quarter 1999. Exclusive of this charge, net income for the nine months ended September 30, 1999 was $7,027,000, a 31.0% increase over the nine months ended September 30, 1998. Increased net interest income and non-interest income and reduced non-interest expenses, exclusive of the merger-related charge, were the main reasons for this improvement.



            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 1999 and September 30, 1998 (dollars in thousands):

                                                                1999                                1998
                                                 ---------------------------------- ------------------------------------
                                                          Average           Yield/         Average              Yield/
                                                          Balance   Interest Rate4         Balance    Interest  Rate4
                                                 ---------------------------------- ------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3.................................    $      663,276  $  39,781   8.02%    $   577,650  $   36,466   8.44  %
  Taxable investment securities...............           107,046      4,879   6.09          71,549       3,298   6.16
  Tax-exempt investment securities 3..........            36,081      1,839   6.81          28,908       1,500   6.94
  Other short-term investments................             9,139        354   5.17           6,692         291   5.82
  Interest-earning deposits...................            24,914        829   4.45          40,187       1,661   5.52
  Federal funds sold..........................             8,183        313   5.12          12,513         517   5.53
                                                ----------------------------------   --------------------------------
Total interest-earning assets.................           848,639     47,994   7.56         737,499      43,733   7.93
Non-interest-earning assets:
  Cash and due from banks.....................            29,169                            22,224
  Premises and equipment, net.................            16,438                            13,576
  Other assets................................            28,627                            17,466
Less: Allowance for loan losses...............            (5,359)                           (4,454)
                                                ----------------                     -------------
TOTAL                                             $      917,514                       $   786,311
                                                ================                     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts................................    $       95,899      1,251   1.74     $    81,973  $    1,439   2.35  %
  Money market accounts.......................           143,055      4,187   3.91         107,396       3,584   4.46
  Savings deposits............................           121,865      2,316   2.54         104,112       2,300   2.95
  Time deposits...............................           263,693     10,690   5.42         262,937      11,416   5.80
  Notes payable...............................             6,371        258   5.41           1,164          67   7.70
  FHLB borrowings.............................            44,205      1,712   5.18           4,444         139   4.18
  Federal funds purchased.....................             7,306        233   4.26              76           4   7.04
  Securities sold under
    agreement to repurchase...................            10,082        347   4.60           9,471         376   5.31
                                                ----------------------------------   -----------------------------------
Total interest-bearing liabilities............           692,476     20,994   4.05         571,573      19,325   4.52
Non-interest-bearing liabilities:
  Demand deposits.............................            83,663                            71,174
  Other.......................................             7,345                             9,296
                                                ----------------                     -------------
Total liabilities.............................           783,484                           652,043
Stockholders' equity                                     134,030                           134,268
                                                ----------------                     -------------
TOTAL                                             $      917,514                       $   786,311
                                                ================                     =============
Net interest earning and interest rate spread                     $  27,000   3.51%                 $   24,408   3.41%
                                                                ==================                ===================
Net yield on interest-earning assets                                          4.25%                              4.42%
------------------------------------------------                            ======                            =======
    1.  For the purposes of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
    2.  Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from nonaccrual during the period indicated.
    3.  Taxable-equivalent  adjustments  are made in  calculating  interest  income  and  yields  using a 34%  rate for all  years presented.
    4.  Annualized

     The Company reported taxable-equivalent net interest income of $27,000,000 for the nine months ended September 30, 1999, an increase of $2,592,000 or 10.6% from the $24,408,000 reported for the nine months ended September 30, 1998. The nine months ended September 30, 1999 included $2,338,000 in taxable-equivalent net interest income from BNI. Exclusive thereof, net interest income improved $254,000 or 1.0% over the nine months ended September 30, 1998. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.25% for the nine months ended September 30, 1999 from 4.42% for the nine months ended September

30,1998. The margin decline was mainly due to reduced loan yields resulting from intense pricing competition and the increase in the percentage of the Company's average balance sheet funded by interest-bearing liabilities.

     Taxable-equivalent total interest income increased $4,261,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, which included $4,049,000 from BNI. Exclusive of the BNI acquisition, taxable-equivalent total interest income increased $212,000 in the first nine months of 1999. This improvement was mainly due to volume increases in interest-earning assets over the preceding twelve months exceeding interest rate yield declines. The Company's average interest-earning assets increased $99,860,000 or 13.3% for the first nine months of 1999 compared to the first nine months of 1998. The BNI acquisition added $71,203,000 to the Company's average year-to-date interest-earning assets. Exclusive of BNI, average interest-earning assets increased $28,657,000 or 3.8% for the nine months ended September 30, 1999 compared to the same period in 1998. All of the increase, exclusive of BNI, was due to average loan growth over the preceding twelve months. This volume increase was sufficient to offset yield declines to produce the overall improvement in the Company's return on interest-earning assets. For the nine months ended, the Company's yield on interest-earning assets fell to 7.56% from 7.93% for the nine months ended September 30, 1998. This decrease was due mainly to the general decline in interest rates during the last half of 1998 and the first quarter of 1999. The Company's yield on loans fell to 8.02% for 1999 from 8.44% for 1998. This decline was mainly due to intense loan pricing competition in the Company's markets. The Company also experienced yield contraction in its taxable and tax-exempt investment securities due to the reinvestment of maturing investments proceeds into the lower rate environment. For the nine months ended September 30, 1999, the yield on taxable investment securities declined to 6.09% and tax-exempt investment yields declined to 6.81% from 6.16% and 6.94% respectively for the nine months ended September 30, 1998.

     Reduced funding costs helped to offset the impacts of reduced asset yields in the first nine months of 1999. The cost of interest-bearing liabilities declined to 4.05% for the nine months ended September 30,1999 from 4.52% for the nine months ended September 30, 1998. On a year-to-date basis, the Company likewise reported a lower funding cost on each of its interest-bearing deposit liabilities in 1999. The cost of NOW accounts decreased to 1.74% in the first nine months of 1999 from 2.35% in the first nine months of 1998. Savings deposits fell to 2.54% in 1999 from 2.95% in 1998. Reductions and NOW and savings funding costs were derived from rate reductions enacted to these products in fourth quarter 1998. The cost of money market accounts fell to 3.91% in 1999 from 4.46% in 1998 mainly due to the general decline in short-term interest rates over the last twelve months. Time deposit costs also fell to 5.42% in 1999 from 5.80% in 1998 as maturing instruments repriced into the current lower rate environment. The Company relied on a greater amount of interest-bearing liabilities to fund average interest-earning assets in 1999, mainly due to the stock repurchase program, the cash acquisition of BNI, and loan growth exceeding deposit growth in 1999. For the nine months ended September 30, 1999, interest-bearing liabilities comprised 75.5% of average total assets compared to 72.7% in the first nine months of 1998. Short-term borrowings (notes payable, FHLB borrowings, and federal funds purchased) were the main source of this additional funding.

Provision for Loan Losses

     The provision for loan losses for the nine months ended September 30, 1999 and 1998 increased $30,000 due to the inclusion of BNI in the Company's consolidated operating results.

Other Income

     Total other income increased $1,162,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The inclusion of LCC's and BNI accounted for $435,000 and $362,000, respectively, of this increase. Exclusive of LCC & BNI, total other income increased $365,000 or 7.0% due to increases in investment securities gains, merchant services income, service charges on deposit accounts, security transaction commissions, and gains on loan sales offset by reductions in rent income, gains from mortgage loan sales, ATM fees, and other income. For the nine months ended September 30, 1999, investment securities gains increased $572,000, which included the $252,000 gain Home realized in second quarter 1999 from the sale of its equity investment in its ATM service provider. The remaining increase in the Company's investment securities gains in 1999 came from sales of marketable equity securities owned by the Company. Merchant income increased $137,000 due to volume increases at each of the banks. Services charges on deposit accounts increased $84,000 mainly due the inclusion of BNI. Security transaction commissions increased $91,000 due to volume increases in brokerage activities at SFB and Richmond and the introduction of these services at Home. Gains on mortgage loan sales increased $98,000 due to the inclusion of BNI's $256,000 in mortgage sale gains. Exclusive of BNI, gains on mortgage loan sales decreased $158,000 due to lower origination volume in 1999 impacted by the increase in interest rates over the preceding twelve months. Rent income decreased $24,000 due to the Company assuming space previously leased to outside tenants.

ATM fees declined $65,000 in the first nine months of 1999 due to lower volume in foreign transactions at the Company's terminals. Other income decreased $165,000 due to $147,000 in gains recognized in 1998 from the Company's sale of its credit card portfolio in the third quarter and fewer gains recognized from other real estate sales in 1999.

Other Expenses

     Total other expenses increased $1,822,000 in the first nine months of 1999 compared to the first nine months of 1998, which included a $598,000 merger-related charge recognized in first quarter 1999 resulting from the dissolution of Home's ESOP, as well as $488,000 in expenses from LCC and $2,059,000 in expenses from BNI which were not part of the Company's 1998 operations Exclusive of this merger-related charge, LCC, and BNI, total other expenses decreased $1,323,000 or 6.6% due mainly to lower costs for personnel, professional fees, data processing, and credit card processing expenses.
Personnel costs increased $74,000 in total, but decreased $1,109,000 exclusive of LCC and BNI mainly due to efficiencies realized from the merger with Home and reduced health insurance costs. Other expenses increased $152,000 which included $295,000 from LCC and BNI. Net of acquisitions, other expenses decreased $143,000 due to the Company no longer incurring credit card processing fees in the first nine months of 1999 due to the sale of the credit card portfolio in third quarter 1998, as well as reduced office supply costs. Legal and professional fees declined $98,000 as stated and $158,000 exclusive of LCC and BNI due to efficiencies realized from the Home merger and reduced legal costs on collection activities. Data processing expenses increased $92,000, which included $104,000 from BNI. Exclusive of BNI, data processing expense decreased $12,000 mainly due to the renegotiation of the Company's contract with its data services provider and the conversion of Richmond and Home to the Company's service provider in 1999. Goodwill amortization increased $427,000 in the first nine months of 1999 due to the purchase accounting impact of the LCC and BNI acquisitions. Occupancy expense increased $495,000 as stated in the first nine months of 1999, which included $391,000 in expenses from LCC and BNI. Exclusive of these acquisitions, occupancy expense increased $104,000 in the first nine months of 1999 mainly due to increased depreciation expenses resulting from computer, network, and communications equipment upgrades in 1999. Advertising expense increased $65,000, the majority of which was due to the additional expenses included from LCC and BNI. Merchant services expense increased $41,000 due to rate adjustments from the Company's service providers and increased volume, mainly due to the introduction of these services at Home.

Income Taxes

     Income taxes for the nine months ended September 30, 1999 increased $712,000 on a $1,778,000 increase in income before income taxes. As previously described, the Company incurred $598,000 in a merger-related charge in first quarter 1999 which were not tax-deductible. Excluding the merger-related charge, income before income taxes increased $2,376,000, resulting in an effective tax rate of 34.3% for nine months ended September 30, 1999 compared to 35.5% for the nine months ended September 30, 1998. The lower effective tax rate in 1999 was primarily related to state tax loss carryforward benefits at BNI.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $44,157,000 and $82,230,000 at September 30, 1999 and December 31, 1998, respectively.

Year 2000 Readiness Disclosure

     At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many computer systems will start to produce erroneous results because, among other things the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000 as dates in the next millennium are entered into non-Year 2000 compliant programs (collectively, such issues are referred to herein as the "Year 2000 Problem"). Like most financial service providers, the Company may be significantly affected by the Year 2000 Problem due to the nature of financial information.

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

     The Company has completed all phases of the plan and is currently working internally and with external vendors on validating its contingency plan. Because the Company out sources its data processing, a significant component of the Year 2000 Compliance Program is working with external vendors to test and certify that their systems are Year 2000 compliant. During the weekend of October 3, 1998, the Company's primary data service provider converted State Financial Bank and State Financial Bank - Waterford to its Year 2000-ready platform. As part of the conversion, the Company performed a variety of tests to determine the proper functionality of the new platform. No problems were encountered. The Company's data services provider continues to test its system for Year 2000 readiness and has not encountered any problems as a result of their continued testing. SFBR, Home, and BNI converted to the Company's data services provider in May 1999, July 1999, and October 1999 respectively.

     The Company's other external vendors have surveyed their programs to inventory the necessary changes and the Company continued correcting the applicable computer programs and replacing equipment. The Company's information systems were Year 2000 compliant and tested as of June 30, 1999. The Company has devoted substantial time to testing its systems prior to the arrival of the new millennium. As part of SFBR's and Home's conversion to the Company's data services provider, the Company installed a new wide area network connecting all of its offices. The Company tested the wide area network for Year 2000 readiness and compatibility with its other systems.

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

     Although the Company completed all Year 2000 remediation and testing activities by June 30, 1999, and although the Company has initiated Year 2000 communications with significant customers, key vendors, service providers, and other parties material to the Company's operations and is diligently monitoring the progress of such third parties in their Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company has developed contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur.

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

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 1999, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                            Regulatory                   Regulatory
                                                             Minimum                  Well-capitalized
                                      Actual               Requirement                  Requirement
                                 -----------------      -------------------           ----------------
                                                      (dollars in thousands)
                                 Amount    Percent       Amount      Percent          Amount     Percent
                                 ------    -------       ------      -------          ------     -------
Tier 1 leverage                  95,714       9.4%       40,874         4.0%          51,092        5.0%
Tier 1 risk-based capital        95,714      15.4%       24,818         4.0%          37,227        6.0%
Risk-based capital              102,833      16.6%       49,636         8.0%          62,045       10.0%


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

Part II.   Other Information

Item 1.   Legal Proceedings

     As of September 30, 1999, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

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

Item 6.   Exhibits and Reports on Form 8-K

     On September 8, 1999, the Company filed Amendment No. 1 to an original report on Form 8-K submitted on June 23, 1999 in regards to its acquisition of First Waukegan Corporation and its subsidiaries.

     On July 27, 1999, the Company filed a report on Form 8-K in regards to its implementation of a Shareholders' Rights Plan.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     STATE FINANCIAL SERVICES CORPORATION
                                     (Registrant)



Date: November 8,  1999
     ---------------------
                                     By  /s/ Michael J. Falbo
                                       ---------------------------------
                                      Michael J. Falbo
                                      President and Chief Executive Officer



Date: November 8, 1999
     ---------------------
                                     By  /s/ Michael A. Reindl
                                       ---------------------------------
                                      Michael A. Reindl
                                      Senior Vice President, Controller,
                                      and Chief Financial Officer