Form 10-K405
period 1999-12-31
STATE FINANCIAL SERVICES CORP
filed 2000-03-31
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                       or

[ ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934  For the transition period from _________ to _________

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

                                 (414) 425-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant
  to Section 12(b) of the Act:            None

Securities registered pursuant
  to Section 12(g) of the Act:            Common Stock, $0.10 par value.
                                          Preferred Share Purchase Rights.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 17, 2000 was approximately $74,187,014, based on the following assumptions: (1) the market value of the Common Stock of $10.63 per share which was equal to the closing price on the Nasdaq Stock Market on March 17, 2000; and (2) 6,979,023 shares of Common Stock held by nonaffiliates as of March 17, 2000. As of March 17, 2000, there were 8,587,289 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate certain information by reference from portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, (the "Annual Report"), which are filed as an Exhibit to this Report.

Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 2000 Annual Meeting of Shareholders (the "Proxy Statement").

                                      INDEX


                                     PART I

                                                                            Page
                                                                            ----

Item  1.   BUSINESS                                                            1

Item  2.   PROPERTIES                                                          8

Item  3.   LEGAL PROCEEDINGS                                                  10

Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

                                     PART II

Item  5.   MARKET FOR REGISTRANT'S COMMON STOCK AND                           10
           RELATED STOCKHOLDER MATTERS

Item  6.   SELECTED FINANCIAL DATA                                            10

Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            10
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                           10
           ABOUT MARKET RISK

Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        12

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                      12
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 13

Item 11.   EXECUTIVE COMPENSATION                                             14

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                    14
           AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     14

                                     PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                       14
           REPORTS ON FORM 8-K

SIGNATURES                                                        Signature Page

EXHIBITS FILED AS PART OF FORM 10-K                                Exhibit Index

                                     PART I

ITEM 1.   BUSINESS.

          General

          State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Hales Corners, Wisconsin. SFSC owns State Financial Bank (Wisconsin) ("SFB"), State Financial Bank - Waterford ("SFB - Waterford"), State Financial Bank (Illinois) ("Richmond"), Home Federal Savings and Loan Association of Elgin ("Home"), and Bank of Northern Illinois, N.A.("BNI") (collectively referred to as the "Banks"). The Company also operates State Financial Mortgage Company ("SFMC"), which originates fixed and variable rate mortgages to sell in the secondary market, and Lokken, Chesnut & Cape ("LCC"), an asset management and financial planning company. In 1995, SFSC acquired all of the outstanding common stock of the former Waterford Bancshares, Inc., the parent bank holding company of Waterford Bank, in exchange for a combination of the Company's common stock, cash and installment notes. Waterford Bancshares, Inc. was subsequently dissolved. Waterford Bank was renamed State Financial Bank - Waterford and is operated as a separate banking subsidiary of the Company. In 1997, SFSC acquired for cash all of the outstanding common stock of Richmond Bancorp, Inc., the parent holding company of Richmond and State Financial Investments, Inc. ("SFI@ formerly known as Richmond Financial Services, Inc.). In 1998, the Company acquired LCC in exchange for the Company's common stock. Effective December 15, 1998, Home Bancorp of Elgin, Inc. ("HBE"), the parent holding company of Home, was merged with and into the Company (the AMerger"). The Merger was consummated in accordance with the terms of an Agreement and Plan of Merger dated June 2, 1998 (the AMerger Agreement"), between the Company and HBE. Matters with respect to the Merger were approved by the shareholders of the Company and HBE at special meetings of shareholders of such companies held on November 5, 1998. In 1999, the Company acquired all of the outstanding common stock of First Waukegan Corporation, the parent holding company of BNI, in exchange for cash.

          SFB has eight full-service locations, SFB- Waterford has three full-service office locations, Richmond has two full-service office locations, Home has five full-service office locations, and BNI has five full-service office locations. Four of SFB's offices, Hales Corners, Greenfield, Glendale, and Milwaukee, are located in Milwaukee County, Wisconsin, the most populous county in the state. Four of SFB's offices; Brookfield, Muskego, and the two Waukesha offices are located in Waukesha County, Wisconsin, which is immediately west of Milwaukee County. In addition, SFB also operates a loan production office providing lending outlets to Milwaukee's central city. SFB - Waterford has offices in Waterford and Burlington, each of which are located in Racine County, Wisconsin and an office in Elkhorn which is located in Walworth County, Wisconsin. Richmond has offices in Richmond, Illinois which is located in McHenry County, and Libertyville, Illinois which is located in Lake County. Home has offices in Elgin, South Elgin, and Bartlett, Illinois, which are located in Kane County; Roselle, Illinois, which is located in Cook County; and Crystal Lake, Illinois, which is located in McHenry County. BNI has three offices in Waukegan, Gurnee and Libertyville, Illinois, which is located in Lake County and two offices in Glenview, Illinois, which is located in Cook County.


          Forward-Looking Statements

          Certain matters discussed herein are "forward-looking statement" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context will include words such as the Company "believes," anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Such factors include, but are not limited to, the following: changes in interest rates; levels of consumer bankruptcies; customer loan and deposit preferences; the ability of SFSC to effect its business strategy; unanticipated issues associated with the ongoing deregulation of the banking industry; and general economic conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statement. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

          Business Strategy. SFSC is strongly committed to community banking and places a high degree of emphasis on developing full service banking and financial services relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency while permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its market area. To be an effective community bank, SFSC believes the decision-making process must stem primarily from the Banks with respect to their credit decisions and array of products. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

          The Banks seek to develop and enhance full-service banking relationships through a systematic calling program directed at both existing customers and referral sources from their customer base, attorneys, accountants and business people. The officers and employees of the Banks are actively involved in a variety of civic, charitable and community organizations both as an additional referral source and as a service to their respective communities.

          Products and Services. Through the Banks, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and club accounts. The Company also offers a variety of annuity and insurance products through the Banks' in-house securities representatives and through two indirect subsidiaries of SFSC, namely, SFI and State Financial Insurance Agency ("SFIA"). The Bank's lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the respective bank's portfolio. The Banks provide lines of credit to commercial accounts and to individuals through home equity products. The Banks also offer various trust services through BNI's trust operation.

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

          SFSC also originates residential real estate loans in the form of adjustable and long-term fixed rate first mortgages, selling these originations in the secondary mortgage market service released. These services are provided through SFSC's subsidiary SFMC and through Home and BNI's mortgage operation.

          Through its LCC subsidiary, the Company provides asset management and financial planning services to its customers and markets.

          The Company's acquisition efforts over the preceding two years have focused on expanding its community banking network and adding complimentary financial services such as insurance, asset management, and trust services to its product line. The Company entered these ancillary financial product lines as part of its strategic objective to capitalize on these growing segments of the financial services industry. The Company believes this strategy is essential if it is to continue to effectively compete in the era of financial deregulation. The Company's goal is to build a large share of this business which is currently being provided to its banking customers by unaffiliated providers and to attract new customer relationships by providing a comprehensive source of financial services delivered in the community banking tradition of attention to personalized service and individual attention.

          Competition and Market Environment. Each of the Banks' offices experience substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and personal computer delivery systems, and other services. The Banks compete for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide borrowers, and the variety of their products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of competition for small to medium sized business customers in the Banks' market areas, as well as a reduction in the level of service provided to both retail and commercial customers. The Company and the Banks also compete for customers by emphasizing the personalized service and individualized attention each provides to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering related financial products such as retail and commercial property and casualty insurance, asset management and financial planning, and brokerage activities through its other subsidiaries and representatives. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

          Employees.  At December 31, 1999,  the Company and the Banks  employed
327  full-time  and  125  part-time   employees.   The  Company   considers  its
relationships with its employees to be good.

          The Banks and Other Subsidiaries

          At or for the year ended December 31, 1999, the SFB (consolidated with its subsidiaries) had total assets of $305.3 million, net loans of $214.6 million, total deposits of $270.8 million, stockholders' equity of $22.9 million, net income of $4.5 million, and a return on average assets of 1.53%. At or for the year ended December 31, 1999, SFB - Waterford (consolidated with its subsidiary) had total assets of $58.2 million, net loans of $40.7 million, total deposits of $51.4 million, stockholders' equity of $5.1 million, net income of $0.5 million, and a return on average assets of 0.81%. At or for the year ended December 31, 1999, Richmond Bancorp, Inc. (consolidated with its subsidiaries) had total assets of $79.2 million, net loans of $2.7 million, total deposits of $60.6 million, stockholders' equity of $11.9 million, a net loss of $0.01 million and a return on average assets of (0.01%). At or for the year ended December 31, 1999, Home had total assets of $411.2 million, net loans of $359.7 million, total deposits of $280.2 million, stockholders equity of $64.8 million, a net income of $2.8 million, and a return on average assets of 0.70%. At or for the year ended December 31, 1999, BNI had total assets of $228.2 million, net loans of $84.5 million, total deposits of $185.7 million, stockholders' equity of $32.7 million, net income of $0.3 million, and a return on average assets of 0.27%.

          State Financial Bank. SFB is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB also sells annuities, life insurance products, and other investments through three in-house representatives. SFB also offers property, casualty and life insurance products through SFIA. At December 31, 1999, SFB, consolidated with its subsidiaries, comprised 28.0% of SFSC's consolidated total assets. The following table sets forth SFB's full-service and loan production office locations:

                                                                        Year
                                                                     Acquired by
                                                           Year         State
Community            Address                            Originated    Financial
---------            -------                            ----------   -----------

Hales Corners, WI    10708 West Janesville Road            1910          (1)
Muskego, WI          S76 W17655 Janesville Road            1968          (1)
Milwaukee, WI        2650 North Downer Avenue              1971         1985
Milwaukee, WI (2)    2460 North 6th Street                 1994          (1)
Greenfield, WI       4811 South 76th Street                1978         1987
Glendale, WI         7020 North Port Washington Road       1990          (1)
Brookfield, WI       12600 West North Avenue               1990         1992
Waukesha, WI         400 East Broadway                     1977         1993
Waukesha, WI         1700 Coral Drive                      2000          (1)

---------------------------
   (1)  Organized de novo by SFB or a predecessor thereof.
   (2)  Loan Production Office

          SFB has two wholly owned subsidiaries which are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of SFB's investment portfolio with the objective of enhancing the overall return on SFB's investment securities. Hales Corners Development Corporation ("HCDC") is a subsidiary which owns the real estate related to the Hales Corners and Muskego offices, and eight commercial and residential rental properties located adjacent to the Hales Corners office. In 1999, HCDC completed its sale of vacant land in New Berlin to a competing financial institution. In February, 1999, HCDC accepted an Offer to Purchase from a local developer on the eight commercial and residential rental properties located adjacent to SFB's Hales Corners office, subject to the satisfaction of several contingencies. The developer expects to level the various properties and construct various retail outlets anchored by a newly constructed major food store. HCDC expects the sale of these properties to be completed in 2000.

          State Financial Bank - Waterford. SFB - Waterford is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFB - Waterford also sells annuities, life insurance products, and other investments through three in-house representatives. SFB-Waterford also offers property, casualty and life insurance products through SFIA. At December 31, 1999, SFB- Waterford, consolidated with its subsidiary, comprised 5.3% of SFSC's consolidated total assets. The following table sets forth SFB - Waterford's full-service office locations:

                                                                        Year
                                                                     Acquired by
                                                           Year         State
Community            Address                            Originated    Financial
---------            -------                            ----------   -----------

Waterford, WI       217 North Milwaukee Street             1906         1995
Burlington, WI      1050 Milwaukee Avenue                  1997          (1)
Elkhorn, WI         850 North Wisconsin Street             1999          (1)

---------------------------
  (1)  Organized de novo by SFB - Waterford.

          SFB - Waterford has a wholly owned subsidiary, Waterford Investment Corporation, which was formed in 1995 to manage the majority of SFB - Waterford's investment portfolio with the objective of enhancing the overall return on the bank's investment securities.

          State Financial Bank (Illinois). Richmond is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. Richmond also sells annuities through an in house representative and insurance products through its subsidiary SFIA. At December 31, 1999, Richmond consolidated with its parent holding company Richmond Bancorp, Inc., its affiliate SFI, and its subsidiary SFIA, comprised 7.3% of SFSC's consolidated total assets. The following table sets forth Richmond's full-service office locations:

                                                                        Year
                                                                     Acquired by
                                                           Year         State
Community            Address                            Originated    Financial
---------            -------                            ----------   -----------

Richmond, IL         10910 Main Street                     1920         1997
Libertyville, IL     1509 North  Milwaukee Avenue          1992         1997

          SFI provides a variety of brokerage services including the sale of annuities, stocks, bonds, and other investment products to its customer base and customers of Richmond. Effective December 31, 1999, SFI was merged into Richmond and the services formerly provided by SFI are now conducted by Richmond through one in-house representative. Prior to its acquisition by SFSC, SFI also engaged in the sale of numerous lines of insurance products to individuals and businesses. Concurrent with the acquisition, Richmond formed SFIA as a wholly-owned subsidiary to assume the insurance activities previously operated under SFI. Through SFIA, the Company markets retail and commercial property and casualty insurance to all of the Banks' customers.

          Home Federal Savings & Loan Association of Elgin. Home is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks and thrifts. Home also sells annuities, life insurance products, and other investments through three in-house representatives. Home also offers property, casualty and life insurance products through SFIA. Prior to the Merger, Home's lending activities consisted almost entirely of loans secured by mortgages on one-to-four family residences. Following the Merger, Home and the Company have strategically refocused Home's business activities to mirror those provided by the Company's other Banks. At December 31, 1999, Home comprised 37.7% of SFSC's consolidated total assets. The following table sets forth Home's full-service office locations:


                                                                        Year
                                                                     Acquired by
                                                           Year         State
Community            Address                            Originated    Financial
---------            -------                            ----------   -----------

Elgin, IL            16 North Spring Street                1883         1998
Bartlett, IL         200 Bartlett Avenue                   1979         1998
Crystal Lake, IL     180 Virginia Street                   1974         1998
Roselle, IL          56 East Irving Park Road              1975         1998
South Elgin, IL      300 North McLean Blvd.                1996         1998

---------------------------


          Bank of Northern Illinois, N. A. BNI is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. BNI operates a trust department and also sells annuities, life insurance products and other investments through an in-house representative. BNI also sells property, casualty and life insurance through SFIA. At December 31, 1999, BNI comprised 20.9% of SFSC's consolidated total assets. The following table sets forth BNI's full-service office locations:

                                                                        Year
                                                                     Acquired by
                                                           Year         State
Community            Address                            Originated    Financial
---------            -------                            ----------   -----------

Waukegan, IL         1 S. Genessee                         1852         1999
Gurnee, IL           1313 North Delany                     1987         1999
Glenview, IL         1301 Waukegan Road                    1960         1999
Glenview, IL         1441 Waukegan Road                    1968         1999
Libertyville, IL     929 North Milwaukee Ave               1993         1999

---------------------------


          BNI has a wholly-owned subsidiary, State Financial Funding Corporation ("SFFC"), which was formed in 2000 to manage certain real estate assets held by BNI's previous subsidiary, State Financial Real Estate Investment Corporation ("SFREIC"). Previously a subsidiary of BNI, SFREIC became a wholly-owned subsidiary of SFFC upon SFFC's formation. SFREIC was formed in 1999 to manage certain real estate loans and investment securities to enhance the overall return derived from these assets.

          State Financial Mortgage Company. SFMC was formed to expand the origination of secondary market real estate mortgages on behalf of the Company and the Banks. BNI also operates a secondary mortgage origination division, which assumed the operations of SFMC effective January 1, 2000.

          Lokken, Chesnut & Cape. LCC is engaged in asset management and financial planning for commercial and individual customers. LCC also acts as an investment advisor to qualified retirement plans such as 401(k)'s and pension plans. LCC markets its services in and around its La Crosse, Wisconsin headquarters, as well as throughout all of the Company's 23 banking locations. At December 31, 1999, LCC comprised 0.2% of SFSC's consolidated total assets.

          Pending Charter Consolidation. The Company has announced its intention to consolidate the charters of SFB, SFB-Waterford, Richmond, Home and BNI into a single national commercial banking charter. The Company expects to realize a variety of operational efficiencies as a result of the charter consolidation while continuing to provide the high level or personalized service and responsiveness each of the Bank's customers have always enjoyed. The charter consolidation is subject to certain regulatory approvals and is currently expected to be completed by the beginning of forth quarter 2000.

          Supervision and Regulation

          Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes affect the business of SFSC and the Banks. As a bank holding company, SFSC's business activities are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 as amended (the AAct"), which imposes various requirements and restrictions on its operations. As part of the this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB's prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act limits the activities of SFSC and its banking and nonbanking subsidiaries to the business of banking and activities closely related or incidental to banking.

          SFB and SFB - Waterford are state, non-member banks, chartered in Wisconsin and as such are supervised and examined by the Wisconsin Department of Financial Institutions Division of Banking and the FDIC. Richmond is a state, non-member bank chartered in Illinois and as such is supervised and examined by the Illinois Department of Banking and the FDIC. Home is a federally chartered thrift and as such is supervised and examined by the Office of Thrift Supervision ("OTS"). BNI is a nationally chartered bank regulated by the Office of the Comptroller of the Currency ("OCC"). Additionally, the Banks' deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act. LCC is a registered investment advisor and is regulated by the Securities and Exchange Commission.

          The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the periodic reporting, proxy solicitation and tender offer rules, insider trading restrictions and other requirements under the Exchange Act.

          In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The enforcement powers of the federal regulatory agencies responsible for supervisory authority over SFSC and the Banks have significantly increased as a result of legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Certain parts of such legislation, most notably those which increase deposit insurance assessments, authorize further increases to recapitalize the Bank Insurance Fund and the Savings Association Insurance Funds which affect the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital fails to meet certain defined levels. FDICIA established five capital categories ranging from Acritically undercapitalized@ to Awell capitalized.@ A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy. At December 31, 1999, SFSC and the Banks each met the Awell-capitalized@ definition of capital adequacy.

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

          The Gramm-Leach-Bliley Act or Financial Services Modernization Act of 1999 (the "GLB Act") significantly changes financial services regulation by expanding permissible nonbanking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning the primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state insurance regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclose of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

          The GLB Act repeals the anti-affiliation provision of the Glass-Steagall Act and revises the Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at lease a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Company has not elected to become a financial holding company.

          The Company expects that the new affiliations and activities permitted financial services organizations may over time change the nature of its competition. At present, however, it is not possible to predict the full nature and effect of the changes that may occur.

          The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

          The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the AEfficiency Act") contains provisions which amended the Bank Holding Company Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state. Effective June 1, 1997, the Efficiency Act also allowed interstate branching.

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

                                          Annual Report
     Guide 3 Heading                         Annual Report Heading                     Page Number
----------------------------------------------------------------------------------------------------

  I  Distribution of Assets, Liabilities     Income Statement Analysis                 6,7,8, and 9
      and Stockholders' Equity; Interest
      Rates and Interest Differential
 II  Investment Portfolio                    Investment Activities                               17
III  Loan Portfolio                          Lending Activities                                  13
 IV  Summary of Loan Loss Experience         Risk Elements in the Loan Portfolio                 14
  V  Deposits                                Deposits                                            18
 VI  Return on Equity and Assets             Selected Consolidated Financial Data          5 and 23
                                                and Capital Resources
VII  Short-Term Borrowings                   Liquidity                                           19


          The following schedule of projected loan losses by category for the period January 1, 2000 through December 31, 2000, required by Industry Guide 3 is not included in Management's Discussion and Analysis in the Annual Report (dollars in thousands).


                                Charge-offs      Recoveries        Net
                                -----------      ----------        ---

       Commercial                 $   665            $ 57          $ 608

       Installment                    340              76            264

       Real estate                    150              10            140

       Other                           20               4             16
                                -----------      ----------     ----------
            TOTAL                 $ 1,175           $ 147        $ 1,028


ITEM  2.  PROPERTIES

          The following table sets forth the locations of the Company's banking offices.

      Office                     Address                          Sq. Feet      Owned/Leased     Lease Expires

Hales Corners, WI (1,2)       10708 W. Janesville Road             37,000          Owned             n/a

Muskego, WI (1)               S76 W17655 Janesville Road            2,680          Owned             n/a

Milwaukee, WI                 2650 N. Downer Avenue                 3,000          Leased            2000

Milwaukee, WI (3)             2460 N. 6th Street                      100          Leased        month to month

Greenfield, WI (4)            4811 S. 76th Street                   9,000          Leased            2007

Glendale, WI (5)              7020 N. Port Washington Road          7,500          Leased            2010

Brookfield, WI                12600 W. North Avenue                 4,800          Owned             n/a

Waukesha, WI                  400 E. Broadway                       3,300          Owned             n/a

      Office                     Address                          Sq. Feet      Owned/Leased     Lease Expires

Waukesha, WI (9)              1700 Coral Ave                        8,836          Owned             n/a

Waterford, WI                 217 N. Milwaukee Street              10,100          Owned             n/a

La Crosse, WI                 201 Main Street                       2,205          Leased            2004

Burlington, WI                1050 Milwaukee Avenue                 6,300          Leased            2006

Elkhorn, WI (7)               850 North Wisconsin Street            9,200          Owned             n/a

Richmond, IL (6)              10910 Main Street                    16,030          Owned             n/a

Libertyville, IL (8)          1509 N. Milwaukee Avenue              2,690          Leased            2006

Elgin, IL                     16 N. Spring Street                  34,169          Owned             n/a

South Elgin, IL               300 N. McLean Blvd.                   5,200          Owned             n/a

Bartlett, IL                  200 Bartlett Avenue                   5,418          Owned             n/a

Crystal Lake, IL              180 Virginia Street                   8,268          Owned             n/a

Roselle, IL                   56 E. Irving Park Road                3,800          Owned             n/a

Waukegan, IL                  1 S. Genessee                        21,000          Owned             n/a

Gurnee, IL                    1313 North Delany                    15,000          Owned             n/a

Glenview, IL                  1301 Waukegan Road                    7,500          Owned             n/a

Glenview, IL                  1441 Waukegan Road                    2,500          Leased            2005

Libertyville, IL              929 North Milwaukee Avenue            4,200          Owned             n/a



1.   Property is owned by SFB's wholly owned subsidiary, Hales Corners Development Corporation.

2.   SFB subleases approximately square feet of its space in Hales Corners to outside third parties.

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

7.   SFB-Waterford  occupies  approximately  3,000 square feet and is attempting to lease the remaining  6,200 square feet to outside tenants.

8.   Richmond  leases this property from Upland Farms,  an entity owned by a director of Richmond,  Charles F.
     Wonderlic.

9.   SFB occupies  approximately  4,036 square feet and is attempting to lease the remaining 4,800 square feet to outside tenants.

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

          None.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The information contained under the caption "Investor Information" beginning on the inside back cover of the Annual Report is incorporated herein by reference.

ITEM  6.  SELECTED FINANCIAL DATA

          The information contained under the caption "Selected Consolidated Financial Data" appearing on page 5 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained under this caption beginning on page 6 of the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Quantitative and Qualitative Disclosures about Market Risk

          The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. currency with no specific foreign exchange exposure. The Company has a limited number of agricultural loans and accordingly has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

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

          Several ways an institution can manage IRR include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example by, shortening terms of new loans or investments; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments in the past.

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

          The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, receivable, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.


Quantitative Disclosures of Market Risk

--------------------------- ------------ ----------- ----------- ----------- ----------- ------------ ------------ ------------
                                                                                                       Fair Value
       Maturity Date             2000        2001        2002         2003       2004     Thereafter      Total      12/31/99
--------------------------- ------------ ----------- ----------- ----------- ----------- ------------ ------------ ------------

Rate sensitive assets:
  Fixed interest rate
   loans                    $102,985,878 $69,995,450 $69,646,437 $45,978,326 $52,312,343 $241,656,569 $582,575,003 $569,841,186
     Average interest rate         8.49%       8.30%       8.30%       7.87%       7.71%        7.13%        7.75%
  Variable interest rate
   loans                     $67,527,271 $10,382,085 $10,973,351  $5,621,762  $7,547,153  $64,474,474 $166,526,096 $166,526,096
     Average interest rate         8.94%       8.86%       8.72%       8.60%       8.47%        8.12%        8.57%
  Fixed interest rate
   securities                $18,018,300 $30,741,113 $24,384,150 $32,515,803 $21,582,587  $94,084,751 $221,326,704 $221,968,305
     Average interest rate         5.56%       6.37%       6.69%       6.64%       6.78%        6.79%        6.60%

--------------------------- ------------ ----------- ----------- ----------- ----------- ------------ ------------ ------------

Rate sensitive liabilities:
 Savings &  interest-
  bearing checking          $429,487,470         ---         ---         ---         ---          --- $429,487,470 $429,487,470
    Average interest rate          2.98%         ---         ---         ---         ---          ---        2.98%
Time deposits               $217,046,896 $45,433,144 $13,743,498 $13,489,443 $10,163,319            0 $299,876,300 $255,462,420
    Average interest rate          5.24%       5.45%       5.81%       5.98%       6.21%        0.00%        5.36%
Variable interest rate
 borrows                    $129,592,418         ---         ---         ---         ---          --- $129,592,418 $129,592,418
    Average interest rate                        ---         ---         ---         ---          ---        7.47%
--------------------------- ------------ ----------- ----------- ----------- ----------- ------------ ------------ ------------

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements beginning on page 23 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors. The information contained under the captions "Proposal No.1. Election of Directors--Directors" and "Miscellaneous Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

          Executive Officers. Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

                                                                                         Principal Position
Name                   Age                    Positions Held                                 Held Since

John B. Beckwith       46     President, SFB; Senior Vice President of SFSC                     1994

Philip F. Hudson       67     Chairman of the Board and CEO, Richmond; Vice Chairman,           1999
                              BNI; Senior Vice President of SFSC

Daniel L. Westrope     50     President and CEO, Home; Richmond; Senior Vice                    1998
                                President, SFSC

Michael A. Reindl      40     Senior Vice President, Controller, and Chief                      1995
                                Financial Officer; Secretary/Treasurer of SFSC; and
                                Secretary of SFB


          John B. Beckwith has been President of SFB since January, 1998 and is responsible for the bank's overall operation and performance. Mr. Beckwith has also served as Senior Vice President of SFSC since November, 1997. From 1994 to 1997, Mr. Beckwith was President of SFB's South Unit responsible for the operation and performance of SFB's offices located in Hales Corners, Muskego, and Greenfield, Wisconsin. Mr. Beckwith has served as a director of SFB, or a predecessor thereof since 1991 and a director of SFMC since 1997. Mr. Beckwith joined the Company in 1990.

          Philip F. Hudson has been Chairman and CEO of Richmond since January 1999 and Vice Chairman of BNI since its acquisition by the Company in June 1999. In these capacities, responsible for the operation and performance of each respective institution. Mr. Hudson has also served as Senior Vice President of SFSC since November 1997. From 1994 to 1997, Mr. Hudson was President of SFB's North Unit responsible for the operation and performance of SFB's offices located in Milwaukee, Glendale, Brookfield, and Waukesha, Wisconsin. Mr. Hudson joined the Company in 1985 when SFSC acquired the former University National Bank in Milwaukee, Wisconsin, continuing with the Company through 1987 and rejoining the Company in 1990. Mr. Hudson has served as a director of SFB or a predecessor thereof from 1985 through 1987 and again since 1990. He has also served as a director of Richmond since 1998 and BNI since June 1999.

          Daniel L. Westrope has been President and Chief Executive Officer of Home since December, 1998. From February, 1998 to December 1998, Mr. Westrope was Chairman of the Board and Chief Executive Officer of Richmond, responsible for the bank's overall operation and performance. Mr. Westrope is also a Senior Vice President of SFSC providing input into the Company's investment banking activities. Prior to joining the Company, Mr. Westrope was employed as an investment banker with Principal Financial Securities, Inc., Chicago, Illinois (now known as First Union Securities, Inc.) from 1995 through February, 1998, and as an investment banker and research analyst with Howe Barnes Investments, Inc., Chicago, Illinois from 1994 to 1995. Prior to 1994, Mr. Westrope was an officer of the Federal Reserve Bank of Chicago. Mr. Westrope has been a director of Richmond since 1998, a director of Home since December 1998, and a director of LCC since September, 1998.

          Michael A. Reindl has served as the Company's Senior Vice President, Controller, and Chief Financial Officer since November, 1995. In January 1997, Mr. Reindl was also named Secretary/Treasurer of SFSC and Secretary of SFB. From June 1993 through November 1995, Mr. Reindl was Vice President, Controller, and Chief Financial Officer of SFSC. From August 1990 through June 1993, Mr. Reindl was Vice President and Controller of SFSC. Mr. Reindl has been a director of LCC since September, 1998. Mr. Reindl joined the Company in 1984.

ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the captions "Proposal No.1. Election of Directors, Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference; provided, however, that the information under the subheading "Board of Directors Report on Executive Compensation" and "Performance Graph" shall not be deemed to be incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND BENEFICIAL OWNERS

          The information contained under the caption "Proposal 1. Election of Directors--Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the caption "Proposal 1. Election of Directors--Certain Transactions and Other Relationships with Management and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)    Documents filed:

          1. Financial Statements. The following Consolidated Financial Statements of the Company and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:


                                                                          Annual
                                                                          Report
                                                                          Page #

               Report of independent auditors                               22

               Consolidated balance sheets --
               December 31, 1999 and 1998                                   23

               Consolidated statements of income --
               Years ended December 31, 1999, 1998, and 1997                24

               Consolidated statements of stockholders' equity --
               Years ended December 31, 1999, 1998, and 1997                25

               Consolidated statements of cash flows --
               Years ended December 31, 1999, 1998, and 1997                26

               Notes to Consolidated Financial Statements*                  27

                    *Note 20 in the Company's  Notes to  Consolidated  Financial
               Statements presents Segment Information for the Company's significant reporting segments. For the year ended December 31, 1998, the information contained under the heading "Home Federal Savings and Loan Association of Elgin" contains the consolidated results of Home and its former parent holding company Home Bancorp of Elgin, Inc,.


          2. Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3. Exhibits. See Exhibit Index, included as the last pages of this report, which is incorporated herein by reference.

   (b)    Reports on Form 8-K:

          None.

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

                                            STATE FINANCIAL SERVICES CORPORATION


                                            By: /s/ Michael J. Falbo
                                               ---------------------------------
                                                Michael J. Falbo, President
                                                  and Chief Executive Officer
Date:  March 29, 2000

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive and Financial Officers


/s/ Jerome J. Holz       Chairman of the Board
---------------------      and Vice President                    March 29, 2000
Jerome J. Holz

/s/ Michael J. Falbo     President and Chief
---------------------      Executive Officer                     March 29, 2000
Michael J. Falbo

/s/ Michael A. Reindl    Senior Vice President, Controller,
---------------------      and Chief Financial Officer           March 29, 2000
Michael A. Reindl


Directors


/s/ Jerome J. Holz        Director                               March 29, 2000
---------------------
Jerome J. Holz

/s/ Michael J. Falbo      Director                               March 29, 2000
---------------------
Michael J. Falbo

/s/ Richard A. Horn       Director                               March 29, 2000
---------------------
Richard A. Horn

/s/ Thomas S. Rakow       Director                               March 29, 2000
---------------------
Thomas S. Rakow

/s/ Ulice Payne, Jr.      Director                               March 29, 2000
---------------------
Ulice Payne, Jr.

/s/ David M. Stamm        Director                               March 29, 2000
---------------------
David M. Stamm

/s/ Barbara E. Weis       Director                               March 29, 2000
---------------------
Barbara E. Weis



                                 signature page

                      STATE FINANCIAL SERVICES CORPORATION

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 1999

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.

Exhibit
 Number                           Description
-------                           -----------

  2.1 Agreement and Plan of Merger, dated as of June 1, 1998, by and between Registrant and Home Bancorp of Elgin, Inc. (12)

  2.2 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated. (6)

  2.3 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992. (1)

  2.4 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. dated April 12, 1995. (7)

  2.5 Agreement and Plan of Merger By and Among Registrant, RBI, Inc. and Richmond Bancorp, Inc. (9)

  2.6 Agreement and Plan of Merger By and Among Registrant, FWC Acquisition Corp., and First Waukegan Corporation dated March 12, 1999. (14)

  3.1     Articles  of  Amendment  to  the  Amended  and  Restated  Articles  of
          Incorporation.

  3.2 Amended and Restated Articles of Incorporation of the Registrant as amended.

  3.3 Bylaws of Registrant, as amended and restated effective January 27, 1998. (11)

  4.1 Form of Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (15)

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

 10.4     Lease between SFB (formerly  University  National  Bank) and Northeast
          Corporate  Center  (7020  North  Port  Washington   Road,   Milwaukee,
          Wisconsin). (3)

 10.5 Deferred Compensation Agreement between Registrant and Jerome J. Holz dated December 6, 1980. (3)

 10.6 Employee Stock Ownership Plan and Employee Stock Ownership Trust Agreement. (4)

 10.7 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (5)

 10.8 Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin). (10)

 10.9 Lease between Richmond and Upland Farms (1509 North Milwaukee Avenue, Libertyville, Illinois). (11)

 10.10    Consulting  Agreement by and among,  Registrant and George L. Perucco.
          (12)

 10.11    State  Financial   Services   Corporation   1990  Stock   Option/Stock
          Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993. (1)

 10.12 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)

 10.13 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (8)

 10.14 State Financial Services Corporation 1998 Stock Incentive Plan, as amended.

 10.15 Executive Employment and Consulting Agreement between State Financial Services Corporation and Jerome J. Holz.

 10.16 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of Michael J. Falbo, Michael
          A. Reindl and Daniel L. Westrope.

 10.17 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of John B. Beckwith, Jeryl M Sturino, Donna M. Bembenek, Thomas A. Lilly and Susan J. Dubs.

 13.1 Portions of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1999.

 21.1     Subsidiaries of Registrant.

 23.1     Consent of Ernst & Young LLP.

 23.2     Independent Auditor's Report of KPMG, LLP.

 23.3     Independent Auditor's Report of KPMG, LLP.

 27.1     Financial Data Schedule.


--------------------------------------------------------------------------------

    (1) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1992.

    (2) Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.

    (3) Incorporated by reference from Amendment No. 1 to the registration statement on Form S-1, dated December 6, 1989.

    (4) Incorporated by reference from Amendment No. 2 to the registration statement on Form S-1, dated March 6, 1989.

    (5) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.

    (6) Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.

    (7) Incorporated by reference from Amendment No. 2 to the Registrant's registration statement on Form S-4, Registration Number 33-59665, dated July 18, 1995.

    (8) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

    (9) Incorporated by reference from Registrant's Report on Form 8-K, dated January 14, 1998.

   (10) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

   (11) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.

   (12) Incorporated by reference from Registrant's registration statement on Form S-4, Registration Number 33-64375, dated September 25, 1998. (13) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998. (14) Incorporated by reference from Registrant's Report on Form 8-K for the fiscal year ended March 12, 1999. (15) Incorporated by reference from Registrant's Report on Form 8-K, dated July 27, 1999.


          The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.