Form 10-Q
period 2000-03-31
STATE FINANCIAL SERVICES CORP
filed 2000-05-12
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        March 31, 2000

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

     As of May 5, 2000, there were 8,461,061 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                March 31, 2000 and December 31, 1999                        2

                Consolidated Statements of Income for the
                Three Months ended March 31, 2000 and 1999                  3

                Consolidated Statements of Cash Flows for the
                Three Months ended March 31, 2000 and 1999                  4

                Notes to Consolidated Financial Statements                  5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8



                           PART II - OTHER INFORMATION

Items 1-6                                                                  15

Signatures                                                                 16

     Part I.         Financial Information
     Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
                                                                                        March 31,                December 31,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
ASSETS
  Cash and due from banks                                                            $    33,059,117           $    51,710,232
  Federal funds sold                                                                      16,284,096                   945,576
  Interest-earning deposits                                                                5,076,238                 7,128,225
                                                                                     ---------------           ---------------
  Cash and cash equivalents                                                               54,419,451                59,784,033
  Investment securities
   Held-to-maturity (fair value $3,346,079 - March 31, 2000
      and $3,366,087 - December 31, 1999)                                                  3,323,488                 3,333,183
   Available for sale (at fair value)                                                    266,597,538               218,602,218

  Loans (net of allowance for loan losses of $7,073,709 -
    March 31, 2000 and $6,904,980 -December 31, 1999)                                    716,060,445               742,196,119

  Premises and equipment                                                                  24,286,454                22,819,347
  Accrued interest receivable                                                              6,054,357                 5,810,538
  Goodwill                                                                                28,327,077                28,306,540
  Other assets                                                                             8,409,325                 9,172,363
                                                                                     ---------------           ---------------
                                                                  TOTAL ASSETS       $ 1,107,478,135           $ 1,090,024,341
                                                                                     ===============           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                               111,804,277               117,298,997
    Savings                                                                              251,895,443               269,317,506
    Money market                                                                         185,818,871               160,169,964
    Other time                                                                           291,321,618               300,264,097
                                                                                     ---------------           ---------------
                                                                TOTAL DEPOSITS           840,840,209               847,050,564

  Notes payable                                                                           39,958,609                39,958,609
  Securities sold under agreements to repurchase                                          12,556,750                 3,433,809
  Federal Funds Purchased                                                                  5,575,000                15,400,000
  Federal Home Loan Bank advances                                                         94,500,000                70,800,000
  Accrued expenses and other liabilities                                                   1,658,324                 1,520,251
  Accrued interest payable                                                                 2,444,685                 2,193,555
                                                                                     ---------------           ---------------
                                                             TOTAL LIABILITIES           997,533,577               980,356,788

Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--10,102,501 shares in 2000
       and 10,092,684 in 1999, including 1,515,140 treasury shares                         1,010,250                 1,009,268
    Capital surplus                                                                       94,989,907                94,923,188
    Accumulated other comprehensive loss                                                 (3,220,228)               (2,709,310)
    Retained earnings                                                                     47,532,719                46,812,497
    Unearned shares held by ESOP                                                         (5,131,608)               (5,131,608)
    Treasury Stock                                                                      (25,236,482)              (25,236,482)
                                                                                     ---------------           ---------------
                                                    TOTAL STOCKHOLDERS' EQUITY           109,944,558               109,667,553
                                                                                     ---------------           ---------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,107,478,135           $ 1,090,024,341
                                                                                     ===============           ===============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                         Three months ended March 31,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
INTEREST INCOME:
  Loans, including fees                                                                  $15,515,218               $12,178,444
  Investment securities
    Taxable                                                                                3,261,423                 1,567,087
    Tax-exempt                                                                               462,273                   361,625
  Federal funds sold                                                                         140,676                   152,716
                                                                                     ---------------           ---------------
                                                         TOTAL INTEREST INCOME            19,379,590                14,259,872
INTEREST EXPENSE:
  Deposits                                                                                 7,463,745                 5,654,750
  Notes payable and other borrowings                                                       2,198,621                   646,780
                                                                                     ---------------           ---------------
                                                        TOTAL INTEREST EXPENSE             9,662,366                 6,301,530
                                                                                     ---------------           ---------------
                                                           NET INTEREST INCOME             9,717,224                 7,958,342
Provision for loan losses                                                                    202,500                   172,500
                                                                                     ---------------           ---------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES             9,514,724                 7,785,842
OTHER INCOME:
  Service charges on deposit accounts                                                        466,280                   476,740
  Merchant service fees                                                                      435,501                   332,362
  Building rent                                                                               60,463                    69,511
  ATM fees                                                                                   139,805                   166,238
  Security transaction commissions                                                           181,602                   117,447
  Asset management fees                                                                      181,084                   150,388
  Gains on sale of loans                                                                     145,218                   205,872
  Investment security gains                                                                      -0-                   208,705
  Other                                                                                      266,713                   116,945
                                                                                     ---------------           ---------------
                                                            TOTAL OTHER INCOME             1,876,666                 1,844,208
OTHER EXPENSES:
  Salaries and employee benefits                                                           3,739,377                 2,954,593
  Net occupancy expense                                                                      530,851                   325,921
  Equipment rentals, depreciation and maintenance                                            999,819                   729,089
  Data processing                                                                            521,863                   539,129
  Legal and professional                                                                     497,864                   239,518
  Merchant service charges                                                                   304,113                   228,422
  ATM charges                                                                                 89,178                   145,702
  Advertising                                                                                276,640                   177,799
  Goodwill amortization                                                                      513,262                   177,689
  Merger-related charges                                                                         -0-                   598,292
  Other                                                                                    1,093,850                   802,053
                                                                                     ---------------           ---------------
                                                          TOTAL OTHER EXPENSES             8,566,817                 6,918,207
                                                    INCOME BEFORE INCOME TAXES             2,824,573                 2,711,843
Income taxes                                                                               1,118,937                 1,184,788
                                                                                     ---------------           ---------------
                                                                    NET INCOME            $1,705,636               $ 1,527,055
                                                                                     ===============           ===============
 Basic earnings per common share                                                              $ 0.21                    $ 0.16
 Diluted earnings per common share                                                              0.20                      0.16
 Dividends per common share                                                                     0.12                      0.12
 Basic weighted average common shares outstanding                                          8,190,260                 9,634,927
 Diluted weighted average common shares outstanding                                        8,573,829                 9,654,394

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                          Three months ended March 31,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
OPERATING ACTIVITIES
  Net income                                                                            $  1,705,636              $  1,527,055
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                              202,500                   172,500
      Provision for depreciation                                                             655,565                   357,325
      Amortization of investment security
        premiums and accretion of discounts-net                                               86,351                    28,304
      Amortization of goodwill                                                               513,262                   177,689
      Market adjustment for committed ESOP shares                                                -0-                   598,291
      Increase in interest receivable                                                      (243,819)                  (31,124)
      Increase in interest payable                                                           251,130                   192,164
      Realized investment security gains-net                                                     -0-                 (208,705)
      Other                                                                                  631,839                   889,778
                                                                                     ---------------           ---------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES             3,802,464                 3,703,277
INVESTING ACTIVITIES
  Maturities of investment securities                                                          5,729                 2,005,892
  Purchases of securities available for sale                                            (56,443,493)              (10,588,946)
  Maturities and sales  of securities available for sale                                   7,590,343                 9,034,323
  Net decrease (increase) in loans                                                        25,933,174               (7,357,697)
  Purchases of premises and equipment                                                    (2,122,672)                 (743,382)
                                                                                     ---------------           ---------------
                                     NET CASH USED BY INVESTING ACTIVITIES               (25,036,919)               (7,649,810)
FINANCING ACTIVITIES
  Decrease in deposits                                                                   (6,210,355)               (9,865,759)
  Decrease in notes payable                                                                      -0-               (6,750,000)
  Decrease in guaranteed ESOP obligation                                                         -0-                   123,273
  Net proceeds from securities sold under agreement to
repurchase                                                                                 9,122,941                 6,806,483
  Increase in Federal Home Loan Bank advances                                             23,700,000                25,000,000
  Repayments of federal funds purchased                                                  (9,825,000)                       -0-
  Cash dividends                                                                           (985,415)               (1,156,290)
  Proceeds from exercise of stock options                                                     67,702                    48,973
                                                                                     ---------------           ---------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES            15,869,873                14,206,680
                                                                                     ---------------           ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (5,364,582)                10,260,147

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          59,784,033                82,229,831
                                                                                     ---------------           ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 54,419,451              $ 92,489,978
                                                                                     ===============           ===============
 Supplemental information:
  Interest paid                                                                         $ 12,156,236                $6,109,366
  Income taxes paid                                                                          104,121                   786,500

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or "State") and its subsidiaries - State Financial Bank (Wisconsin), State Financial Bank - Waterford ("Waterford"), State Financial Mortgage Company, State Financial Bank (Illinois, "Richmond"), Lokken, Chesnut and Cape ("LCC"), Home Federal Savings and Loan Association of Elgin ("Home"), and Bank of Northern Illinois N.A. ("BNI"). State Financial Bank also includes the accounts of its wholly owned subsidiaries, Hales Corners Development Corporation and Hales Corners Investment Corporation. Waterford also includes the accounts of its wholly owned subsidiary, Waterford Investment Corporation. Richmond also includes the accounts of its wholly owned subsidiary, State Financial Insurance Agency. BNI also includes the accounts of its wholly owned subsidiary, State Financial Funding Corp. State Financial Funding Corp. also includes the accounts of its wholly owned subsidiary, State Financial Real Estate Investment Corp. All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1999.

NOTE B--EARNINGS PER SHARE

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

                                                  For the three months ended
                                                  March 31,         March 31,
                                                   2000               1999
                                             ----------------------------------
Basic:
Weighted-average number of
 shares outstanding                              8,581,718         10,079,764
Less: weighted-average number
of unearned ESOP shares                           (391,458)          (444,611)
                                             ----------------------------------
Denominator for basic earnings per share         8,190,206          9,635,151
                                             ----------------------------------
Fully diluted:
Denominator for basic earnings per share         8,190,206          9,635,151
Add: assumed conversion of stock
options using the treasury stock method              8,706             19,467
                                             ==================================
Denominator for fully diluted
 earnings per share                              8,198,912          9,654,618
                                             ==================================

NOTE D - COMPREHENSIVE INCOME

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

                                        For the three months ended
                                          March 31,          March 31,
                                            2000               1999
                                     ----------------------------------

Net income                               $1,705,636         $1,527,055

Other comprehensive income

Change in unrealized
securities losses, net of tax              (510,918)          (221,458)
Reclassification adjustment
 for realized gains included
 in net income                                  -0-           (208,705)
Estimated income tax on
   Realized securities gains                    -0-             81,833
                                     ----------------------------------
Total comprehensive income               $1,194,718         $1,178,725
                                     ==================================


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

     Management evaluates the after-tax performance of each of the subsidiary financial institutions on that institution's actual earning assets, non-earning assets, and funding sources. Each subsidiary financial institution has its own net interest income, provision for loan losses, other income, non-interest expense and income tax provision as captured by the institution's accounting systems. The "all other" category includes primarily the results of the parent company and Lokken, Chesnut & Cape. Intercompany and other amounts, which are included in "all other" are not material.

     The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the three months ended March 31, 2000 and 1999.

                                             For the three months ended March 31, 2000
                                                                          Home
                                                                         Federal
                                State         State          State     Savings and
                              Financial     Financial      Financial      Loan         Bank of
                                Bank          Bank -         Bank      Association     Northern          All
                             (Wisconsin)    Waterford     (Illinois)    of Elgin     Illinois,N.A.      Other      Consolidated
                           ------------------------------------------------------------------------------------------------------
Interest income               $5,761,217    $1,156,968   $ 1,310,987    $ 7,554,582    $ 3,550,332     $ 45,504    $ 19,379,590
Interest expense               2,432,551       565,864       639,287      3,632,677      1,716,624      675,363       9,662,366
                           ------------------------------------------------------------------------------------------------------
Net interest income            3,328,666       591,104       671,700      3,921,905      1,833,708     (629,859)       9,717,224
Provision for loan losses         75,000         7,500        60,000         30,000         30,000            0         202,500
                           ------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses     3,253,666       583,604       611,700      3,891,905      1,803,708     (629,859)       9,514,724
Other income                     883,377        92,822       193,083        245,525        304,910      156,949       1,876,666
Other non-interest
 expense                       2,794,503       522,939       727,672      2,299,861      1,841,934      379,908       8,566,817
                           ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  1,342,540       153,487        77,111      1,837,569        266,684     (852,818)       2,824,573
Income taxes                     390,931        43,478        54,863        717,308        178,963     (266,606)       1,118,937
                           ------------------------------------------------------------------------------------------------------
Net income (loss)              $ 951,609     $ 110,009      $ 22,248    $ 1,120,261       $ 87,721   $ (586,212)     $ 1,705,636
                           ======================================================================================================

Total assets               $ 306,994,220  $ 70,017,465  $ 75,367,611  $ 421,881,478  $ 225,480,646   $7,736,715   $1,107,478,135
                           ======================================================================================================


                                             For the three months ended March 31, 2000
                                                                                Home
                                                                               Federal
                                State           State            State       Savings and
                              Financial       Financial        Financial        Loan
                                Bank            Bank -           Bank        Association          All
                             (Wisconsin)      Waterford       (Illinois)      of Elgin           Other          Consolidated
                           ------------------------------------------------------------------------------------------------------
Interest income                5,101,623         953,774       1,352,260        6,825,033           27,182       $ 14,259,872
Interest expense               1,990,915         436,941         670,910        3,331,679         (128,915)         6,301,530
                           ------------------------------------------------------------------------------------------------------
Net interest income            3,110,708         516,833         681,350        3,493,354          156,097          7,958,342
Provision for loan losses         75,000           7,500          60,000           30,000                0            172,500
                           ------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses     3,035,708         509,333         621,350        3,463,354          156,097          7,785,842
Other income                     892,521          87,705         245,359          280,870          337,753          1,844,208
Other non-interest
 expense                       2,391,283         451,763         950,567        2,831,756          292,838          6,918,207
                           ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  1,536,946         145,275         (83,858)         912,468          201,012          2,711,843
Income taxes                     477,318          41,045         (11,678)         587,313           90,790          1,184,788
                           ------------------------------------------------------------------------------------------------------
Net income (loss)            $ 1,059,628       $ 104,230       ($ 72,180)        $325,155        $ 110,222        $ 1,527,055
                           ======================================================================================================

Total assets               $ 291,148,085    $ 54,868,114    $ 79,381,485    $ 411,957,014       $7,932,635      $ 845,287,333
                           ======================================================================================================


NOTE F - STOCK REPURCHASE PROGRAM

     On June 15, 1999, the Company's Board of Directors authorized the repurchase of up to 15% or approximately 1.5 million shares of the Company's common stock. The Company commenced the stock repurchase program on July 19, 1999. The Company completed this Repurchase Program on November 30, 1999, repurchasing a total of 1,515,140 shares at an average price of $16.66.

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's Common Stock. As of May 4, 2000 the Company has repurchased 112,300 shares at an average price of $10.00.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At March 31, 2000, total assets were $1,107,478,000 compared to $1,090,024,000 at December 31, 1999. At March 31, 2000, total deposits decreased $6,210,000 compared to December 31, 1999 mainly due to cyclical declines in demand and savings balances and lower time deposit balances as depositors continue to prefer money market accounts to keep their funds liquid. Other significant uses of funds during the first three months of 2000 consisted of $5,365,000 in decreased cash and cash equivalents (mainly short-term investments and interest-earning deposits), $48,847,000 in net investment securities purchases, the payment of $985,000 in cash dividends, and the purchase of $2,123,000 in fixed assets, mainly due to the opening of the new Waukesha office in January, 2000. Funding sources came from a $25,933,000 net decrease in loans, a $23,700,000 increase in Federal Home Loan Bank Advances, a $9,123,000 increase in securities sold under agreements to repurchase, $3,802,000 in net cash provided by operating activities, $25,933,000 in net loan decreases, and $68,000 in proceeds from exercised stock options.

     The decrease in net loans and the investment securities purchases were primarily impacted by the sale of $42,000,000 in securitized mortgage loans at Home during first quarter 2000, which were marked to market in fourth quarter 1999. The Company invested the proceeds from the mortgage securitization in mortgage backed investment securities, accounting for the majority of the net increase in investments. Exclusive of the mortgage securitization, loans increased approximately $16,000,000 or 2.2% from the end of 1999.

Asset Quality

     At March 31, 2000, non-performing assets were $5,485,000, a decrease of $6,000 from December 31, 1999 due to an decrease of $53,000 in non-accrual loans and accruing loans past due 90 days or more offset by a increase of $47,000 in other real estate. Total non-performing assets as a percentage of total assets is 0.50% at both March 31, 2000 and December 31, 1999. As a percentage of total loans outstanding, the level of non-performing loans increased to 0.65% at March 31, 2000 from 0.64% at December 31, 1999 due to the decrease in the balance of loans outstanding between March 31, 2000 and year end 1999, due to the mortgage loan securitization.

     At March 31, 2000, available information would suggest that additional loans totaling approximately $606,000 would likely be included as non-accrual, past due or restructured during the second quarter of 2000.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                       Mar. 31       Dec 31       Sep. 30      Jun. 30       Mar. 31
                                                          2000         1999          1999         1999          1999
Nonaccrual loans                                    $    4,694   $    4,737   $     4,642   $    4,701   $     2,904
Accruing loans past due 90 days or more                      4           14           242           18           546
Restructured loans                                           0            0             0            0             0
                                                   --------------------------------------------------------------------
Total non-performing and restructured
 loans
                                                         4,698        4,751         4,884        4,719         3,450
Other real estate owned                                    787          740           537          250           460
                                                   --------------------------------------------------------------------
Total non-performing assets                         $    5,485   $    5,491   $     5,421   $    4,969   $     3,910
                                                   ====================================================================
Ratios:
  Non-performing loans to total loans                     0.65%        0.64%         0.67%        0.65%         0.65%
  Allowance to non-performing loans                     150.54       145.34        145.73       147.55        133.68
  Non-performing assets to total assets                   0.50         0.50          0.52         0.47          0.46
                                                   ====================================================================

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. With the exception of credit cards, the Company does not recognize income on loans past due 90 days or more.


Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2000, the Allowance was $7,074,000, an increase of $169,000 from the balance at December 31, 1999. This increase was due to loan loss provisions exceeding net charge-offs through the first three months of 2000.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 0.98% at March 31, 2000 compared to 0.92% at December 31, 1999. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 2000.





            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                                     Three months
                                                                         ended             Year ended
                                                                    March 31, 2000       Dec. 31, 1999
                                                                  ---------------------------------------
   Balance at beginning of period                                 $           6,905    $         4,485
   Charge-offs:
      Commercial                                                                 68                776
      Real estate                                                                48                 57
      Installment                                                                15                283
      Other                                                                       8                 48
                                                                  ---------------------------------------
      Total charge-offs                                                         139              1,164
                                                                  ---------------------------------------
   Recoveries:
      Commercial                                                                 33                445
      Real estate                                                                 0                 14
      Installment                                                                69                121
      Other                                                                       3                 25
                                                                  ---------------------------------------
      Total recoveries                                                          105                605
   Net charge-offs                                                               34                559
   Balance of acquired allowance at date of acquisition                           0              2,229
   Additions charged to operations                                              203                750
                                                                  =======================================
   Balance at end of period                                       $           7,074    $         6,905
                                                                  =======================================
   Ratios:
      Net charge-offs to
        average loans outstanding1                                             0.02 %             0.08 %
     Net charge-offs to total allowance1                                       1.91               8.10
     Allowance to period end
        loans outstanding                                                      0.98               0.92
   ---------------------------------------------------------------=======================================
     1.   Annualized

     Net charge-offs to average loans outstanding decreased to 0.02% on an annualized basis compared to 0.08% for the year ended December 31, 1999. This decrease was primarily due to a reduction in the annualized amount of commercial, installment, and other loan charge-offs incurred through the first three months of 2000

Results of Operation - Comparison of the Three Months Ended March 31, 2000 and 1999

General

     For the quarter ended March 31, 2000, the Company reported net income of $1,706,000, an increase of $179,000 or 11.7% from the $1,527,000 reported for the quarter ended March 31, 1999. First quarter 2000 included $88,000 in net income from BNI, which was not part of the Company's first quarter 1999 operations.

Net Interest Income

         The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 2000 and March 31, 1999 (dollars in thousands):

                                                                 2000                               1999
                                                   -----------------------------------------------------------------
                                                      Average             Yield/         Average              Yield/
                                                      Balance   Interest   Rate4         Balance   Interest    Rate4
                                                   -----------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                                       $  746,627   $15,547   8.37%       $ 617,932    $12,211    8.01%
  Taxable investment securities                        190,019     3,134   6.63           71,579      1,047    5.93
  Tax-exempt investment securities 3                    40,018       700   7.04           32,755        548    6.79
  Other short-term investments                               0         0   0.00           17,196        220    5.19
  Interest-earning deposits                              7,765       128   6.63           30,038        300    4.05
  Federal funds sold                                     9,928       141   5.71           12,338        153    5.03
                                                   -----------------------------------------------------------------
Total interest-earning assets                          994,357    19,650   7.95          781,838     14,479    7.51
Non-interest-earning assets:
  Cash and due from banks                               33,594                           31,614
  Premises and equipment, net                           23,926                           13,460
  Other assets                                          41,297                           19,633
Less: Allowance for loan losses                         (7,034)                          (4,531)
                                                    -----------                        ---------
TOTAL                                               $1,086,140                         $ 842,014
                                                    ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                                      $  105,422   $   445   1.70%       $  86,809    $   395    1.85%
  Money market accounts                                177,181     2,035   4.62          127,943      1,192    3.78
  Savings deposits                                     144,161       987   2.75          106,927        652    2.47
  Time deposits                                        296,062     3,996   5.43          248,557      3,416    5.57
  Notes payable                                         39,959       797   8.02            2,325         50    8.72
  FHLB borrowings                                       71,533     1,024   5.76           41,667        459    4.47
  Federal funds purchased                               13,890       214   6.20            2,651         33    5.05
  Securities sold under
    agreement to repurchase                             19,323       164   3.41            8,920        105    4.77
                                                   -----------------------------------------------------------------
Total interest-bearing liabilities                     867,531     9,663   4.48          625,799      6,302    4.08
Non-interest-bearing liabilities:
  Demand deposits                                      106,633                            76,266
  Other                                                  2,817                             4,915
                                                    ----------                         ---------
Total liabilities                                      976,981                           706,980
                                                    ----------                         ---------
Stockholders' equity                                   109,159                           135,034
                                                    ==========                         =========
TOTAL                                               $1,086,140                         $ 842,014
                                                    ==========                         =========

Net interest earning and interest rate spread                    $ 9,987   3.47%                    $ 8,177    3.43%
                                                                 ================                   =================
Net yield on interest-earning assets                                       4.04%                               4.24%
---------------------------------------------                            ========                             =======
   1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
   2. Interest  earned on loans  includes  loan fees (which are not  material in amount) and  interest  income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
   3. Taxable-equivalent  adjustments  are made in  calculating  interest  income and  yields  using a 34% rate for all years presented.
   4. Annualized

     For the quarter ended March 31, 2000, the Company reported taxable-equivalent net interest income of $9,987,000, an increase of $1,810,000 or 22.1% from the $8,177,000 reported for the quarter ended March 31, 1999. The inclusion of BNI added $1,466,000 to the Company's first quarter 2000 taxable-equivalent net interest income. Exclusive of BNI, first quarter 2000 taxable equivalent net interest income decreased $344,000 or 4.2% over first quarter 1999 mainly due to volume increases. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 4.04% in first quarter 2000 from 4.24% in first quarter 1999. The margin decline was mainly due to the general increase in market interest rates over the preceeding twelve months more quickly impacting funding costs and a greater percentage of the Company's assets funded by interest-bearing liabilities in 2000, mainly resulting from the borrowings incurred to fund the Company's stock repurchase activities.

     Taxable-equivalent total interest income increased $5,171,000 for the quarter ended March 31, 2000 compared to the first quarter of 1999. The inclusion of BNI in the first quarter 2000 contributed $3,550,000 to this improvement and the remaining increase was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $212,519,000 or 27.2% increase in the volume of average interest-earning assets in first quarter 2000 over first quarter 1999. BNI's inclusion in the first quarter 2000 accounts for $189,179,000 of this increase and the remainder came from increased average loan volume resulting mainly from continued mortgage loan growth. Average loans outstanding increased $128,695,000 or 20.8% in first quarter 2000 over first quarter 1999. BNI added $86,694,000 to the Company's average loans in first quarter 2000. Exclusive of BNI, average loans increased $42,000,000 or 6.87% compared to first quarter 1999. The general increase in interest rates over the preceding twelve months added to the positive volume impacts on the Company's total interest income. For the quarter ended March 31, 2000, the Company's taxable-equivalent yield on interest-earning assets improved to 7.95% from 7.51% for the quarter ended March 31, 1999. The Company's first quarter 2000 loan yield increased to 8.37% from 8.01% in first quarter 1999. This increase was mainly due to loans repricing into the comparatively higher interest rate environment prevalent in 2000. The Company also experienced yield improvements in its taxable and tax-exempt investment securities due to maturing investments repricing into 2000's higher rate environment. For the quarter ended March 31, 2000, the yield on taxable investment securities increased to 6.63% and tax-exempt investment yields increased to 7.04% from 5.93% and 6.79% respectively for the quarter ended March 31, 1999.

     Funding costs were also impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.48% for first quarter 2000 from 4.08% for first quarter 1999 mainly due to the higher rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings, and the increased debt incurred to fund the Company's stock repurchase activities. In the first quarter 2000, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 11.2% of the Company's interest-bearing liabilities compared to 8.5% in first quarter 1999. This increase was necessary to fund asset growth not supported by deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. Additionally, the Company averaged $37 million more outstanding on its notes payable resulting from borrowings used to fund the stock repurchase plan. The cost of money market accounts increased to 4.62% in first quarter 2000 from 3.78% in first quarter 1999 mainly due to the general increase in short-term interest rates over the last twelve months. Savings deposit costs increased to 2.75% in 2000 from 2.47% in 1999 due to the inclusion of BNI. The cost of NOW accounts decreased to 1.70% in first quarter 2000 from 1.85% in first quarter 1999 due to rate adjustments over the preceding twelve months. Time deposit costs fell to 5.43% in first quarter 2000 from 5.57% in first quarter 1999 due to higher priced deposits maturing and not being reinvested and the inclusion of BNI's slightly lower cost time deposit portfolio. The Company experienced a $47,505,000 increase in the volume of outstanding average time deposits and a $49,238,000 increase in the volume of average money market accounts.

Provision for Loan Losses

     The provision for loan losses in first quarter 2000 was $202,500 and $172,500 for the first quarter 1999. The $30,000 increase was due to the inclusion of BNI.

Other Income

     Total other income increased $32,000 in first quarter 2000 over first quarter 1999. The inclusion of BNI's other income accounted for $305,000 of this increase. Exclusive of BNI, total other income decreased $273,000 due to decreases in service charges on deposit accounts, ATM Fees, gains on mortgage origination sales, and investment security gains, offset by increases in merchant services, security transaction commissions, asset management fees, and other income. Exclusive of BNI, gains on mortgage origination sales decreased $185,000 for the quarter ended March 31, 2000 over the quarter ended March 31, 1999, due to decreased volume resulting from the generally higher rate environment decreasing mortgage origination volume. ATM fees declined $56,000 in first quarter 2000 due to lower volume in foreign transactions at the Company's terminals. Service charges on deposit accounts decreased $94,000, due to reduced business service charge income negatively impacted by higher earnings credits related to the increased rate environment and lower volume in fees generated from checks returned due to insufficient funds. The Company had no investment securities gains in the first quarter 2000 compared to $209,000 in first quarter 1999. Offsetting these declines were improvements in security transaction commissions of $61,000 due to volume increases in brokerage activities. Merchant services income increased $91,000 due to increased volume and rate adjustments. Other income increased $98,000, due to increases in amounts realized from other real estate sales gains, check printing commissions, cashier's check commissions, safe deposit rent, and insurance commission income.


Other Expenses

     Exclusive of merger-related charges other expenses increased $2,247,000 in first quarter 2000 over first quarter 1999, which included $1,842,000 related to BNI. Exclusive of BNI, total other expenses increased $405,000 due to increases in salaries, occupancy expense, legal and professional, merchant services, advertising, and other expenses offset by decreases in data processing, ATM expense, and merger-related charges recognized in first quarter 1999 resulting from the dissolution of Home's ESOP. Exclusive of BNI, personnel costs increased $19,000 mainly due to additional staff associated with opening the new Elkorn office in October 1999 and the Waukesha office in January 2000. Net occupancy and equipment expense increased $167,000 mainly due to the opening of the new branches and increased depreciation costs associated with the installation of an upgraded computer network, communications system, and related equipment during 1999. Legal and professional fees increased $133,000 due to certain nonrecurring legal matters and increased audit costs resulting from State's growth over the preceding two years. Merchant services expense rose $76,000 due to increased customer volume. Advertising expense increased $81,000 due to State strategically increasing its marketing budget to heighten its profile in all of its markets. Other expenses increased $95,000 primarily due to the additional connectivity costs associated with the Company's newly installed wide area network. Offsetting the aforementioned increases in total other expenses were decreases in data processing of $105,000, ATM expense of $67,000, and merger-related charges of $598,000. Data processing expense decreased due to the conversion of Richmond, Home, and BNI to the Company's services provider and the related re-negotiation of the Company's contract. ATM expenses decreased due to the Company converting the service bureau used to drive its ATM's.

Income Taxes

     Income taxes for the quarter ended March 31, 2000 decreased $66,000 on a $113,000 increase in income before income taxes. As previously described, the Company incurred $598,000 in merger-related charges in first quarter 1999 which were not tax-deductible for book reporting purposes. Excluding the merger-related charges, income before income taxes decreased $486,000, resulting in an effective tax rate of 39.6% for the first quarter of 2000 compared to 35.8% for the first quarter of 1999. The increase in the Company's effective tax rate in 2000 was due to increased goodwill amortization, which is not tax deductible. The Company's effective tax rate, exclusive of goodwill amortization, was 33.5% for first quarter 2000 compared to 34.0% for first quarter 1999.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $54,419,000 and $59,784,000 at March 31, 2000 and December 31, 1999, respectively.


Forward Looking Statements

     When used in this report, the words "believes," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those described in the forward-looking statements. Factors which could cause such a variance to occur include, but are not limited to, changes in interest rates, levels of consumer bankruptcies, customer loan and deposit preferences, issues related to integrating acquired operations, and changes in other general economic conditions.


Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2000, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                               Regulatory       Regulatory
                                                Minimum        Well-capitalized
                               Actual         Requirement        Requirement
                               ------         -----------        -----------
                                          (dollars in thousands)
                           Amount  Percent    Amount  Percent    Amount Percent
                          -------  -------   -------  -------   ------- -------
Tier 1 leverage           $84,809    8.02%   $42,706     4.0%   $53,382    5.0%
Tier 1 risk-based capital $84,809    12.6%   $25,492     4.0%   $38,238    6.0%
Risk-based capital        $91,912    13.6%   $50,984     8.0%   $63,730   10.0%

     The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the "well-capitalized" definition. The Company seeks to obtain additional capital growth through earnings retention and a conservative dividend policy.

Part II.  Other Information

Item 1.   Legal Proceedings

      As of March 31, 2000, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities

           None

Item 3.   Defaults upon Senior Securities

           None

Item 4.   Submission of Matters to Vote of Security Holders

           None


Item 5.   Other Information

     The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 2001 Annual Meeting of Shareholders is November 24, 2000. Additionally, if the Company receives notice of a shareholder proposal after February 9, 2001, the persons named in proxies solicited by the Board of Directors of the Company for its 2001 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STATE FINANCIAL SERVICES CORPORATION
                                        (Registrant)


Date: May 5, 2000                       /s/ Michael J. Falbo
      --------------                    ----------------------------------------
                                        Michael J. Falbo
                                        President and Chief Executive Officer


Date: May 5, 2000
      --------------                    /s/ Michael A. Reindl
                                        ----------------------------------------
                                        Michael A. Reindl
                                        Senior Vice President, Controller,
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit          Description
-------          -----------

27             Financial Data Schedule