Form 10-Q
period 2000-06-30
STATE FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        June 30, 2000

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

     As of August 1, 2000, there were 8,271,489 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                June 30, 2000 and December 31, 1999                         2

                Consolidated Statements of Income for the
                Three Months ended June 30, 2000 and 1999                   3

                Consolidated Statements of Income for the
                Six Months ended June 30, 2000 and 1999                     4

                Consolidated Statements of Cash Flows for the
                Six Months ended June 30, 2000 and 1999                     5

                Notes to Consolidated Financial Statements                  6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9



                           PART II - OTHER INFORMATION

Items 1-6                                                                  19

Signatures                                                                 21

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
                                                                                        June 30,                December 31,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
ASSETS
  Cash and due from banks                                                               $ 36,525,670              $ 51,710,232
  Federal funds sold                                                                       5,022,808                   945,576
  Other short-term Investments                                                               500,000                         0
  Interest-earning deposits                                                                3,452,106                 7,128,225
                                                                                     ---------------           ---------------
  Cash and cash equivalents                                                               45,500,584                59,784,033

  Investment securities
   Held-to-maturity (fair value $3,112,225  - June 30, 2000
      and $3,366,087 - December 31, 1999)                                                  3,089,599                 3,333,183
   Available for sale (at fair value)                                                    263,352,671               218,602,218

  Loans (net of allowance for loan losses of $7,166,564 -
    June 30, 2000 and $6,904,980 -December 31, 1999)                                     720,262,568               742,196,119

  Premises and equipment                                                                  24,535,506                22,819,347
  Accrued interest receivable                                                              6,156,714                 5,810,538
  Goodwill                                                                                27,813,810                28,306,540
  Other assets                                                                             7,770,694                 9,172,363
                                                                                     ---------------           ---------------
                                                                  TOTAL ASSETS       $ 1,098,482,146           $ 1,090,024,341
                                                                                     ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                               110,166,869               117,298,997
    Savings                                                                              246,490,961               269,317,506
    Money market                                                                         192,806,152               160,169,964
    Other time                                                                           285,533,860               300,264,097
                                                                                     ---------------           ---------------
                                                                TOTAL DEPOSITS           834,997,842               847,050,564

  Notes payable                                                                           43,344,608                39,958,609
  Securities sold under agreements to repurchase                                          13,551,115                 3,433,809
  Federal Funds Purchased                                                                 10,525,000                15,400,000
  Federal Home Loan Bank advances                                                         84,000,000                70,800,000
  Accrued expenses and other liabilities                                                   2,276,893                 1,520,251
  Accrued interest payable                                                                 2,376,771                 2,193,555
                                                                                     ---------------           ---------------
                                                             TOTAL LIABILITIES           991,072,229               980,356,788

Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
    Common stock, $0.10 par value; authorized--10,000,000 shares issued and outstanding--10,104,929 shares in 2000,
       including 1,798,440 treasury shares and 10,092,684 in 1999,
       including 1,515,140 treasury shares                                                 1,010,493                 1,009,268
    Capital surplus                                                                       95,004,955                94,923,188
    Accumulated other comprehensive loss                                                  (3,466,486)               (2,709,310)
    Retained earnings                                                                     48,084,289                46,812,497
    Unearned shares held by ESOP                                                          (5,131,608)               (5,131,608)
    Treasury Stock                                                                       (28,091,726)              (25,236,482)
                                                                                     ---------------           ---------------
                                                    TOTAL STOCKHOLDERS' EQUITY           107,409,917               109,667,553
                                                                                     ---------------           ---------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,098,482,146           $ 1,090,024,341
                                                                                     ===============           ===============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                             Three months ended June 30,
                                                                                           2000                      1999
                                                                                     ---------------           ---------------
INTEREST INCOME:
  Loans, including fees                                                                  $14,737,251               $12,785,135
  Investment securities
    Taxable                                                                                3,995,706                 1,679,557
    Tax-exempt                                                                               484,218                   386,853
  Federal funds sold                                                                         198,405                    95,074
                                                                                     ---------------           ---------------
                                                         TOTAL INTEREST INCOME            19,415,580                14,946,619

INTEREST EXPENSE:
  Deposits                                                                                 7,733,325                 5,606,650
  Notes payable and other borrowings                                                       2,535,924                   787,331
                                                                                     ---------------           ---------------
                                                        TOTAL INTEREST EXPENSE            10,269,249                 6,393,981
                                                                                     ---------------           ---------------
                                                           NET INTEREST INCOME             9,146,331                 8,552,638

Provision for loan losses                                                                    202,500                   172,500
                                                                                     ---------------           ---------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES             8,943,831                 8,380,138

OTHER INCOME:
  Service charges on deposit accounts                                                        515,547                   505,717
  Merchant service fees                                                                      463,809                   365,485
  Building rent                                                                               62,064                    56,523
  ATM fees                                                                                   162,753                   181,974
  Security transaction commissions                                                           134,341                   129,595
  Asset management fees                                                                      184,215                   149,526
  Gains on sale of loans                                                                     196,410                   211,632
  Investment security gains/(losses)                                                         (2,000)                   537,206
  Other                                                                                      303,200                   199,297
                                                                                     ---------------           ---------------
                                                            TOTAL OTHER INCOME             2,020,339                 2,336,955

OTHER EXPENSES:
  Salaries and employee benefits                                                           3,695,551                 3,108,884
  Net occupancy expense                                                                      495,165                   318,569
  Equipment rentals, depreciation and maintenance                                          1,002,672                   720,304
  Data processing                                                                            495,414                   496,050
  Legal and professional                                                                     387,796                   271,040
  Merchant service charges                                                                   332,625                   266,376
  ATM charges                                                                                 92,653                   182,859
  Advertising                                                                                285,224                   241,765
  Goodwill amortization                                                                      513,264                   179,471
  Other                                                                                    1,191,785                 1,026,036
                                                                                     ---------------           ---------------
                                                          TOTAL OTHER EXPENSES             8,492,149                 6,811,354
                                                    INCOME BEFORE INCOME TAXES             2,472,021                 3,905,739
Income taxes                                                                                 968,732                 1,406,216
                                                                                     ---------------           ---------------
                                                                    NET INCOME            $1,503,289               $ 2,499,523
                                                                                     ===============           ===============

 Basic earnings per common share (See Note B)                                                 $ 0.19                    $ 0.26
 Diluted earnings per common share (See Note B)                                                 0.19                      0.26
 Dividends per common share                                                                     0.12                      0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                             Six months ended June 30,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
INTEREST INCOME:
  Loans, including fees                                                                  $30,252,469               $24,963,579
  Investment securities
    Taxable                                                                                7,257,129                 3,246,644
    Tax-exempt                                                                               946,491                   748,478
  Federal funds sold                                                                         339,081                   247,790
                                                                                     ---------------           ---------------
                                                         TOTAL INTEREST INCOME            38,795,170                29,206,491
INTEREST EXPENSE:
  Deposits                                                                                15,197,070                11,261,400
  Notes payable and other borrowings                                                       4,734,545                 1,434,111
                                                                                     ---------------           ---------------
                                                        TOTAL INTEREST EXPENSE            19,931,615                12,695,511
                                                                                     ---------------           ---------------
                                                           NET INTEREST INCOME            18,863,555                16,510,980

Provision for loan losses                                                                    405,000                   345,000
                                                                                     ---------------           ---------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES            18,458,555                16,165,980

OTHER INCOME:
  Service charges on deposit accounts                                                        981,827                   982,457
  Merchant service fees                                                                      899,310                   681,399
  Building rent                                                                              122,527                   126,034
  ATM fees                                                                                   302,558                   348,212
  Security transaction commissions                                                           315,943                   247,302
  Asset management fees                                                                      365,299                   299,654
  Gains on sale of loans                                                                     341,628                   417,504
  Investment security gains/(losses)                                                         (2,000)                   745,911
  Other                                                                                      569,913                   332,690
                                                                                     ---------------           ---------------
                                                            TOTAL OTHER INCOME             3,897,005                 4,181,163

OTHER EXPENSES:
  Salaries and employee benefits                                                           7,434,928                 6,063,477
  Net occupancy expense                                                                    1,026,016                   644,490
  Equipment rentals, depreciation and maintenance                                          2,002,491                 1,449,393
  Data processing                                                                          1,017,277                 1,035,179
  Legal and professional                                                                     885,660                   510,558
  Merchant service charges                                                                   636,738                   494,798
  ATM charges                                                                                181,831                   327,876
  Advertising                                                                                561,864                   419,564
  Goodwill amortization                                                                    1,026,526                   357,160
  Merger-related charges                                                                         -0-                   598,292
  Other                                                                                    2,285,635                 1,828,774
                                                                                     ---------------           ---------------
                                                          TOTAL OTHER EXPENSES            17,058,966                13,729,561
                                                    INCOME BEFORE INCOME TAXES             5,296,594                 6,617,582
Income taxes                                                                               2,087,669                 2,591,004
                                                                                     ---------------           ---------------
                                                                    NET INCOME            $3,208,925               $ 4,026,578
                                                                                     ===============           ===============

 Basic earnings per common share (See Note B)                                                 $ 0.40                    $ 0.42
 Diluted earnings per common share (See Note B)                                                 0.40                      0.42
 Dividends per common share                                                                     0.24                      0.24

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                             Six months ended June 30,
                                                                                           2000                      1999
                                                                                     ---------------           ---------------
OPERATING ACTIVITIES
  Net income                                                                              $3,208,925                $4,026,578
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                              405,000                   345,000
      Provision for depreciation                                                           1,307,006                   733,948
      Amortization of investment security
        Premiums and accretion of discounts-net                                                7,433                    59,862
      Amortization of goodwill                                                             1,026,526                   357,160
      Market adjustment for committed ESOP shares                                                  0                   598,291
      Increase in interest receivable                                                       (346,176)                 (195,305)
      Increase (decrease) in interest payable                                                183,216                  (885,533)
      Realized investment security (gains) losses-net                                          2,000                  (745,911)
      Other liabilities                                                                    2,012,935                   775,981
                                                                                     ---------------           ---------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES                   7,806,865                 5,070,071

INVESTING ACTIVITIES
  Maturities of investment securities                                                        235,655                 3,851,750
  Purchases of securities available for sale                                             (60,976,228)              (23,552,501)
  Maturities of securities available for sale                                             14,078,988                13,109,137
  Sale of securities available for sale                                                      999,687                 2,733,543
  Decrease (increase) in loans                                                            21,528,551               (24,112,885)
  Purchases of premises and equipment                                                     (3,023,165)               (1,647,466)
  Business acquisitions (net of cash and cash equivalents
      Acquired of $7,721,000 in 1999):                                                             0               (25,965,274)
                                                                                     ---------------           ---------------
                               NET CASH USED BY INVESTING ACTIVITIES                     (27,156,512)              (55,583,696)

FINANCING ACTIVITIES
  Decrease in deposits before business acquisitions                                      (12,052,722)               (8,731,341)
  Repayment of notes payable                                                                       0                (6,750,000)
  Proceeds of notes payable                                                                3,385,999                10,000,000
  Decrease in guaranteed ESOP obligation                                                           0                   221,101
  Net proceeds from securities sold under agreement to repurchase                         10,117,306                 6,231,852
  Increase in Federal Home Loan Bank advances                                             13,200,000                25,000,000
  Cash dividends                                                                          (1,937,133)               (2,317,806)
  Proceeds (repayments) of federal funds purchased                                        (4,875,000)                6,400,000
  Purchase of Treasury Stock                                                              (2,855,244)                        0
  Proceeds from exercise of stock options                                                     82,992                   100,761
                                                                                     ---------------           ---------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,066,198                30,154,567
                                                                                     ---------------           ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (14,283,449)              (20,359,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          59,784,033                82,229,831
                                                                                     ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 45,500,584               $61,870,773
                                                                                     ===============           ===============
 Supplemental information:
  Cash paid for Interest                                                                $ 22,493,399               $13,581,044
  Cash paid for Income taxes                                                               1,279,121                 2,207,500

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2000

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

                                                 For the three months ended          For the six months ended
                                                  June 30,        June 30,           June 30,        June 30,
                                                    2000            1999              2000             1999
                                                ----------------------------------------------------------------
Basic:
Weighted-average number of
 Shares outstanding                               8,411,435       10,084,852         8,496,610      10,082,321
Less: weighted-average number
 of unearned ESOP shares                           (375,500)        (445,696)         (391,458)       (416,268)
                                                ----------------------------------------------------------------
Denominator for basic earnings
 per share                                        8,035,935        9,639,156         8,105,152       9,666,053
                                                ================================================================
Fully diluted:
Denominator for basic earnings
 per share                                        8,035,935        9,639,156         8,105,152       9,666,053
Add: assumed conversion of
 stock options using the treasury
 stock method                                         5,001           19,411             5,948          18,068
                                                ================================================================
Denominator for fully diluted
 Earnings per share                               8,040,936        9,658,567         8,111,100       9,684,121
                                                ================================================================

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

                                                 For the three months ended        For the Six months ended
                                                  June 30,        June 30,         June 30,         June 30,
                                                    2000            1999             2000             2000
                                                ----------------------------------------------------------------
Net income                                       $1,503,288       $2,499,523        $3,208,925      $4,026,578

Other comprehensive income

Change in unrealized
 securities losses, net of tax                     (247,474)      (1,004,179)         (758,392)     (1,225,638)
Reclassification adjustment
 for realized gains included
 in net income                                        2,000         (537,206)            2,000        (745,911)
Estimated income tax on
 realized securities gains                             (784)         210,638              (784)        292,472
                                                ----------------------------------------------------------------

Total comprehensive income                       $1,257,030       $1,168,776        $2,451,749      $2,347,501
                                                ================================================================


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

     Management evaluates the after-tax performance of each of the subsidiary financial institutions on that institution's actual earning assets, non-earning assets, and funding sources. Each subsidiary financial institution has its own net interest income, provision for loan losses, other income, non-interest expense and income tax provision as captured by the institution's accounting systems. The "all other" category includes primarily the results of the parent company and Lokken, Chesnut & Cape. Intercompany and other amounts, which are included in "all other," are not material.

     The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the six months ended June 30, 2000 and 1999.

                                                      For the six months ended June 30, 2000
                                                                          Home
                                                                         Federal
                                State         State        State       Savings and
                              Financial     Financial    Financial        Loan        Bank of
                                Bank          Bank -       Bank        Association    Northern        All
                             (Wisconsin)    Waterford    (Illinois)     of Elgin    Illinois,N.A.     Other         Consolidated
                            ------------------------------------------------------------------------------------------------------
Interest income              $11,678,013    $2,451,804   $2,624,797    $14,893,744     $7,076,249      $70,563       $38,795,170
Interest expense               5,092,696     1,238,483    1,260,912      7,521,809      3,393,842    1,423,873        19,931,615
                            ------------------------------------------------------------------------------------------------------
Net interest income            6,585,317     1,213,321    1,363,885      7,371,935      3,682,407   (1,353,310)       18,863,555
Provision for loan losses        150,000        15,000      120,000         60,000         60,000            0           405,000
                            ------------------------------------------------------------------------------------------------------
Net interest income after
 Provision for loan losses     6,435,317     1,198,321    1,243,885      7,311,935      3,622,407   (1,353,310)       18,458,555
Other income                   1,826,728       181,433      394,763        494,717        729,281      270,083         3,897,005
Other non-interest
 expense                       5,510,043     1,059,030    1,488,390      4,554,519      3,697,136      749,848        17,058,966
                            ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  2,752,002       320,724      150,258      3,252,133        654,552   (1,833,075)        5,296,594
Income taxes                     801,914        90,656      109,108      1,269,802        399,179     (582,990)        2,087,669
                            ------------------------------------------------------------------------------------------------------
Net income (loss)            $ 1,950,088     $ 230,068     $ 41,150    $ 1,982,331      $ 255,373  ($1,250,085)      $ 3,208,925
                            ======================================================================================================

Total assets                $318,557,995   $71,816,528  $72,712,417   $415,771,457   $217,190,553   $2,433,196    $1,098,482,146
                            ======================================================================================================

                                                      For the six months ended June 30, 1999
                                                                          Home
                                                                         Federal
                                State         State        State       Savings and
                              Financial     Financial    Financial        Loan        Bank of
                                Bank          Bank -       Bank        Association    Northern        All
                             (Wisconsin)    Waterford    (Illinois)     of Elgin    Illinois,N.A.     Other         Consolidated
                            ------------------------------------------------------------------------------------------------------
Interest income              $10,268,800    $1,893,906   $2,823,907    $13,808,031       $354,679      $57,168       $29,206,491
Interest expense               3,902,775       848,182    1,287,008      6,689,812        140,170     (172,436)       12,695,511
                            ------------------------------------------------------------------------------------------------------
Net interest income            6,366,025     1,045,724    1,536,899      7,118,219        214,509      229,604        16,510,980
Provision for loan losses        150,000        15,000      120,000         60,000              0            0           345,000
                            ------------------------------------------------------------------------------------------------------
Net interest income after
 provision for loan losses     6,216,025     1,030,724    1,416,899      7,058,219        214,509      229,604        16,165,980
Other income                   1,869,769       181,054      475,105        837,370         52,685      765,180         4,181,163
Merger-related charges                 0             0            0        598,292              0            0           598,292
Other non-interest
 expense                       4,849,550       893,770    1,932,838      4,660,825        158,790      635,496        13,131,269
                            ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  3,236,244       318,008      (40,834)     2,636,472        108,404      359,288         6,617,582
Incomne taxes                  1,013,182        91,716       38,339      1,254,644         27,717      165,406         2,591,004
                            ------------------------------------------------------------------------------------------------------
Net income (loss)            $ 2,223,062      $226,292     ($79,173)    $1,381,828        $80,687     $193,882        $4,026,578
                            ======================================================================================================

Total assets                $285,634,077   $53,555,120  $75,712,065   $392,815,591   $240,140,581   $8,164,282    $1,056,021,716
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

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 600,000 shares of the Company's Common Stock (the "2000 Repurchase Program"). As of August 1, 2000 the Company has repurchased 318,300 shares at an average price of $10.06 under the 2000 Repurchase Program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At June 30, 2000, total assets were $1,098,482,000 compared to $1,090,024,000 at December 31, 1999. At June 30, 2000, total deposits decreased $12,053,000 compared to December 31, 1999 mainly due to cyclical declines in demand balances and lower savings and time deposit balances influenced by intense competition from non-depository investment options. Other significant uses of funds during the first six months of 2000 consisted of $14,283,000 in decreased cash and cash equivalents (mainly cash and interest-earning deposits), $45,662,000 in net investment securities purchases, $4,875,000 in reduced federal funds purchased, $2,855,000 for the purchase of treasury stock, the payment of $1,937,000 in cash dividends, and the purchase of $3,023,000 in fixed assets, mainly due to the opening of the new Waukesha office in January, 2000 and construction in progress incurred for an additional office in Elgin, expected to open by the end of the year. Funding sources came from a $21,529,000 net decrease in loans, a $13,200,000 increase in Federal Home Loan Bank Advances, $3,386,000 increase in notes payable, a $10,117,000 increase in securities sold under agreements to repurchase, $7,807,000 in net cash provided by operating activities, and $83,000 in proceeds from exercised stock options.

     The decrease in net loans and the investment securities purchases were primarily impacted by the sale of $42,000,000 in securitized mortgage loans at Home during first quarter 2000, which were marked to market in fourth quarter of 1999. The Company invested approximately $35,000,000 from the mortgage securitization proceeds in mortgage backed investment securities, accounting for the majority of the net increase in investments. Exclusive of the mortgage securitization, loans increased approximately $20,471,000 or 2.8% from the end of 1999.

Asset Quality

     At June 30, 2000, non-performing assets were $5,025,000, a decrease of $466,000 from December 31, 1999 due to a decrease of $517,000 in other real estate owned offset by an increase of $43,000 in nonaccrual loans and accruing loans past due 90 days or more. Total non-performing assets as a percentage of total assets were 0.46% at June 30, 2000 and 0.50% at December 31, 1999. As a percentage of total loans outstanding, the level of non-performing loans increased to 0.66% at June 30, 2000 from 0.64% at December 31, 1999 due to the decrease in the balance of loans outstanding between June 30, 2000 and year end 1999, resulting from the mortgage loan securitization.

     At June 30, 2000, available information will suggest that additional loans totaling approximately $334,000 would likely be included as non-accrual, past due or restructured during the third quarter of 2000.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                          Jun. 30        Mar. 31       Dec. 31        Sep. 30         Jun. 30
                                                             2000           2000          1999           1999            1999

Nonaccrual loans                                      $     4,780    $     4,694   $     4,737   $      4,642    $      4,701
Accruing loans past due 90 days or more                        22              4            14            242              18
Restructured loans                                              0              0             0              0               0
                                                     -----------------------------------------------------------------------------
Total non-performing and restructured loans                 4,802          4,698         4,751          4,884           4,719

Other real estate owned                                       223            787           740            537             250
                                                     -----------------------------------------------------------------------------

Total non-performing assets                           $     5,025    $     5,485   $     5,491   $      5,421    $      4,969
                                                     =============================================================================

Ratios:
  Non-performing loans to total loans                        0.66%          0.65%         0.64%          0.67%           0.65%
  Allowance to non-performing loans                        149.25         150.54        145.34         145.73          147.55
  Non-performing assets to total assets                      0.46           0.50          0.50           0.52            0.47
                                                     =============================================================================

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


Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2000, the Allowance was $7,167,000, an increase of $262,000 from the balance at December 31, 1999. This increase was due to loan loss provisions exceeding net charge-offs through the first six months of 2000.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 0.99% at June 30, 2000 compared to 0.92% at December 31, 1999. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 2000.








            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     The following table sets forth an analysis of the Company's Allowance and actual loss experience for the periods indicated (dollars in thousands):

                                                                           Six months
                                                                             Ended               Year ended
                                                                         June 30, 2000        Dec. 31, 1999
                                                                  ----------------------------------------------

   Balance at beginning of period                                 $               6,905    $            4,485
   Charge-offs:
      Commercial                                                                    185                   776
      Real estate                                                                    50                    57
      Installment                                                                    64                   283
      Other                                                                          10                    48
                                                                  ----------------------------------------------
      Total charge-offs                                                             309                 1,164

   Recoveries:
      Commercial                                                                     54                   445
      Real estate                                                                     2                    14
      Installment                                                                   106                   121
      Other                                                                           4                    25
                                                                  ----------------------------------------------
      Total recoveries                                                              166                   605
                                                                  ----------------------------------------------

   Net charge-offs                                                                  143                   559
   Balance of acquired allowance at date of acquisition                               0                 2,229
   Additions charged to operations                                                  405                   750
                                                                  ----------------------------------------------
   Balance at end of period                                       $               7,167    $            6,905
                                                                  ==============================================
   Ratios:
      Net charge-offs to
        average loans outstanding1                                                 0.02 %                0.08 %
     Net charge-offs to total allowance1                                           2.00                  8.10
     Allowance to period end
        loans outstanding                                                          0.99                  0.92
                                                                  ==============================================
         1.       Annualized

     Net charge-offs to average loans outstanding decreased to 0.02% on an annualized basis compared to 0.08% for the year ended December 31, 1999. This decrease was primarily due to a reduction in the annualized amount of commercial, installment, and other loan charge-offs incurred through the first six months of 2000.

Results of Operations - Comparison of the Three Months Ended June 30, 2000 and 1999

General

     For the quarter ended June 30, 2000, the Company reported net income of $1,503,000, a decrease of $997,000 or 39.9% from the $2,500,000 reported for the quarter ended June 30, 1999. Net interest margin contraction, reduced non-interest income, and increased goodwill amortization were the primary reasons for the decreased operating performance. Second quarter 1999 operating results includes BNI's results from June 23, 1999 to June 30, 1999 compared to second quarter 2000, which includes BNI's results for the entire quarter. Second quarter 2000 included $168,000 in net income from BNI compared to $81,000 in second quarter 1999.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 2000 and June 30, 1999 (dollars in thousands):

                                                                 2000                             1999
                                                   -------------------------------------------------------------------

                                                       Average              Yield/       Average             Yield/
                                                       Balance    Interest  Rate4        Balance   Interest   Rate4
                                                   -------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                                       $    725,530  $ 14,769   8.19%    $   638,129  $ 12,815    8.05%
  Taxable investment securities                          226,721     3,881   6.88          79,237     1,181    5.98
  Tax-exempt investment securities 3                      41,639       734   7.09          35,187       586    6.68
  Other short-term investments                             2,283        38   6.69           9,281       119    5.14
  Interest-earning deposits                                5,182        77   5.98          29,416       380    5.18
  Federal funds sold                                      13,585       198   5.86           7,435        95    5.13
                                                   -----------------------------------------------------------------

Total interest-earning assets                          1,014,940    19,697   7.81         798,685    15,176    7.62
Non-interest-earning assets:
  Cash and due from banks                                 31,777                           26,560
  Premises and equipment, net                             24,415                           14,045
  Other assets                                            42,481                           22,719
Less: Allowance for loan losses                           (7,134)                          (4,245)
                                                   ---------------                   -------------
TOTAL                                               $  1,106,479                      $   857,764
                                                   ===============                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts                                      $    106,556  $    453   1.68%    $    93,321  $    386    1.66%
  Money market accounts                                  190,318     2,294   4.85         121,750     1,212    3.99
  Savings deposits                                       141,323       953   2.71         112,820       705    2.51
  Time deposits                                          288,227     4,034   5.63         251,738     3,304    5.26
  Notes payable                                           43,437       771   7.14             879        12    5.47
  FHLB borrowings                                         86,071     1,327   6.20          50,000       638    5.12
  Federal funds purchased                                 14,821       261   7.08           1,297        18    5.57
  Securities sold under
    Agreement to repurchase                               10,502       176   6.74           9,886       118    4.79
                                                    -----------------------------------------------------------------
Total interest-bearing liabilities                       881,255    10,269   4.69         641,691     6,393    4.00
Non-interest-bearing liabilities:
  Demand deposits                                        111,745                           74,350
  Other                                                    4,544                            5,861
                                                    -------------                    -------------
Total liabilities                                        997,544                          721,902
                                                    -------------                    -------------
Stockholders' equity                                     108,935                          135,862
                                                    -------------                    -------------
TOTAL                                               $  1,106,479                      $   857,764
                                                    =============                    =============
Net interest earning and interest rate spread                     $  9,428   3.12%                 $  8,783    3.62%
                                                                  ===============                  ================

Net yield on interest-earning assets                                         3.74%                             4.41%
-----------------------------------------------                           =======                          ========
1.   For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2.   Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4.   Annualized

     For the quarter ended June 30, 2000, the Company reported taxable-equivalent net interest income of $9,428,000, an increase of $645,000 or 7.3% from the $8,783,000 reported for the quarter ended June 30, 1999. The inclusion of BNI added $1,303,000 to the Company's second quarter 2000 taxable-equivalent net interest income. Exclusive of BNI, second quarter 2000 taxable equivalent net interest income decreased $658,000 or 7.6% over second quarter 1999 mainly due to interest rates on deposits and borrowed funds upwardly repricing quicker than interest-earning asset yields and increased interest expense related to the debt incurred to fund State's Stock Repurchase Program. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 3.74% in second quarter 2000 from 4.41% in second quarter 1999. The margin decline was mainly due to intense loan pricing competition in State's markets, an increased reliance on comparatively higher cost wholesale liabilities to fund asset growth, and the faster repricing of short-term liabilities.

     Taxable-equivalent total interest income increased $4,521,000 for the quarter ended June 30, 2000 compared to the second quarter of 1999. The inclusion of BNI in the second quarter 2000 contributed $3,210,000 to this improvement and the remaining increase was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $216,255,000 or 27.1% increase in the volume of average interest-earning assets in second quarter 2000 over second quarter 1999. BNI's inclusion in the second quarter 2000 accounts for $168,787,000 of this increase and the remainder came from increased average loan volume. Average loans outstanding increased $87,401,000 or 13.7% in second quarter 2000 over second quarter 1999. BNI added $78,975,000 to the Company's average loans in second quarter 2000. Exclusive of BNI, average loans increased $8,426,000 or 1.3% compared to second quarter 1999. The general increase in interest rates over the proceeding twelve months added to the positive volume impacts on the Company's total interest income. For the quarter ended June 30, 2000, the Company's taxable-equivalent yield on interest-earning assets improved to 7.81% from 7.62% for the quarter ended June 30, 1999. The Company's second quarter 2000 loan yield increased to 8.19% from 8.05% in second quarter 1999. This increase was mainly due to loans repricing into the comparatively higher interest rate environment prevalent in 2000. The Company also experienced yield improvements in its taxable and tax-exempt investment securities due to maturing investments repricing into 2000's higher rate environment. For the quarter ended June 30, 2000, the yield on taxable investment securities increased to 6.88% and tax-exempt investment yields increased to 7.09% from 5.98% and 6.68% respectively for the quarter ended June 30, 1999.

     Funding costs were also impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.69% for second quarter 2000 from 4.00% for second quarter 1999 mainly due to the higher rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings, and the increased debt incurred to fund the Company's stock repurchase activities. In the second quarter 2000, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 12.6% of the Company's interest-bearing liabilities compared to 9.5% in second quarter 1999. This increase was necessary to fund asset growth not supported by deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. Additionally, the Company averaged $43 million more outstanding on its notes payable resulting from borrowings used to fund the stock repurchase plan. The cost of money market accounts increased to 4.85% in second quarter 2000 from 3.99% in second quarter 1999 mainly due to the general increase in short-term interest rates over the last twelve months. Savings deposit costs increased to 2.71% in 2000 from 2.51% in 1999 due to the inclusion of BNI. The cost of NOW accounts increased to 1.68% in second quarter 2000 from 1.66% in second quarter 1999. Time deposit costs increased to 5.63% in second quarter 2000 from 5.26% in second quarter 1999 due to deposits maturing and repricing into the current higher rate environment.

Provision for Loan Losses

     The provision for loan losses in second quarter 2000 was $202,500 and $172,500 for the second quarter 1999. The $30,000 increase was due to the inclusion of BNI.

Other Income

     Total other income decreased $317,000 in second quarter 2000 over second quarter 1999, which included $372,000 from BNI. Exclusive of BNI, total other income decreased $689,000 due to investment securities gains and gains on sale of mortgages benefiting second quarter 1999, decreases in service charges on deposit accounts and ATM Fees, offset by increases in merchant services, security transaction commissions, asset management fees, and other income. The Company realized $2,000 in investment securities losses in the second quarter 2000 compared to $537,000 gains in second quarter 1999. Exclusive of BNI, gains on mortgage origination sales decreased $179,000 for the quarter ended June 30, 2000 over the quarter ended June 30, 1999, due to decreased volume resulting from the generally higher rate environment decreasing mortgage origination volume. ATM fees declined $55,000 in second quarter 2000 due to lower volume in foreign transactions at the Company's terminals. Service charges on deposit accounts decreased $65,000, due to reduced business service charge income negatively impacted by higher earnings credits related to the increased rate environment and lower volume in fees generated from checks returned due to insufficient funds Offsetting these declines were improvements in merchant services income of $89,000 due to increased volume and rate adjustments. Asset management fees increased $35,000 and security transaction commissions increased $3,000, each due to volume increases.

Other Expenses

     Other expenses increased $1,681,000 in second quarter 2000 over second quarter 1999, which included $1,696,000 related to BNI. Exclusive of BNI, total other expenses decreased $16,000 due to decreases in personnel expenses, legal and professional fees, data processing, ATM expense, and other expenses offset by increases in occupancy expense, merchant services, and advertising. Exclusive of BNI, personnel costs decreased $70,000 mainly due to a reduced level of full-time equivalent employees offset by the additional staff associated with opening the new Elkorn office in October 1999 and the Waukesha office in January 2000. Legal and professional fees decreased $16,000. Data processing expense decreased $74,000 due to the conversion of Richmond, Home, and BNI to the Company's services provider and the related re-negotiation of the Company's contract. ATM expenses decreased $100,000 due to the Company converting the service bureau used to drive its ATM's. Other expense decreased $33,000 mainly due to decreased office supplies from consolidation efficiencies. Net occupancy and equipment expense increased $296,000 mainly due to the opening of the new branches and increased depreciation costs associated with the installation of an upgraded computer network, communications system, and related equipment during 1999. Merchant services expense rose $66,000 due to increased customer volume. Advertising expense increased $21,000 due to State strategically increasing its marketing budget to heighten its profile in all of its markets.

Income Taxes

     Income taxes for the quarter ended June 30, 2000 decreased $437,000 on a $1,434,000 decrease in income before income taxes compared to the quarter ended June 30, 1999, resulting in an effective tax rate of 39.2% for the second quarter of 2000 compared to 36.0% for the second quarter of 1999. The increase in the Company's effective tax rate in 2000 was due to increased goodwill amortization, which is not tax deductible. The Company's effective tax rate, exclusive of goodwill amortization, was 32.5% for second quarter 2000 compared to 34.4% for second quarter 1999.

Results of Operations - Comparison of the Six Months Ended June 30, 2000 and
1999

General

     For the six months ended June 30, 2000, the Company reported net income of $3,209,000, a $818,000 decrease over the $4,027,000 reported for the six months ended June 30, 1999. Included in 1999's operating results was $598,000 in additional merger-related charge stemming from the Company's Merger with Home. This charge resulted solely from the dissolution of Home's ESOP in first quarter 1999. Exclusive of this charge, net income for the six months ended June 30, 1999 was $4,625,000.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 2000 and June 30, 1999 (dollars in thousands):

                                                                 2000                             1999
                                                   -------------------------------------------------------------------

                                                       Average              Yield/       Average             Yield/
                                                       Balance    Interest  Rate4        Balance   Interest   Rate4
                                                   -------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                                       $    735,449  $ 30,316   8.29%      $ 628,305  $ 25,027    8.03%
  Taxable investment securities                          208,370     7,014   6.77          75,368     2,228    5.96
  Tax-exempt investment securities 3                      40,829     1,434   7.06          33,978     1,134    6.73
  Other short-term investments                             1,141        38   6.70          13,216       338    5.16
  Interest-earning deposits                                7,423       205   5.55          30,956       680    4.43
  Federal funds sold                                      11,748       339   5.80           9,900       248    5.05
                                                    -----------------------------------------------------------------
Total interest-earning assets                          1,004,960    39,346   7.87         791,723    29,655    7.55
Non-interest-earning assets:
  Cash and due from banks                                 32,700                           26,759
  Premises and equipment, net                             24,166                           13,749
  Other assets                                            41,884                           21,239
Less: Allowance for loan losses                           (7,084)                          (4,093)
                                                    --------------                    -------------
TOTAL                                               $  1,096,626                        $ 849,377
                                                    ==============                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                                      $    105,989  $    898   1.70%    $    93,706  $    780    1.68%
  Money market accounts                                  183,729     4,329   4.74         127,110     2,404    3.81
  Savings deposits                                       143,504     1,940   2.72         110,095     1,357    2.49
  Time deposits                                          292,144     8,030   5.53         247,590     6,720    5.47
  Notes payable                                           43,969     1,568   7.17           1,598        63    7.95
  FHLB borrowings                                         78,803     2,351   6.00          45,833     1,096    4.82
  Federal funds purchased                                 14,355       475   6.65           2,016        51    5.10
  Securities sold under
    agreement to repurchase                               11,900       341   5.76           9,406       224    4.80
                                                    ------------------------------------------------------------------
Total interest-bearing liabilities                       874,393    19,932   4.58         637,354    12,695    4.02
Non-interest-bearing liabilities:
  Demand deposits                                        110,181                           71,695
  Other                                                    3,677                            4,866
                                                    --------------                    -------------
Total liabilities                                        988,251                          713,915
                                                    --------------                    -------------
Stockholders' equity                                     108,375                          135,462
                                                    --------------                    -------------
TOTAL                                               $  1,096,626                      $   849,377
                                                    ==============                    =============

Net interest earning and interest rate spread                     $ 19,414   3.28%                 $ 16,960    3.54%
                                                                  ===============                  ================

Net yield on interest-earning assets                                         3.88%                             4.32%
------------------------------------------------                           ======                            ======

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

     For the six months ended June 30, 2000, the Company reported taxable-equivalent net interest income of $19,414,000, an increase of $2,454,000 or 14.5% from the $16,960,000 reported for the six months ended June 30, 1999. The inclusion of BNI added $2,844,000 to the Company's six months ended June 30, 2000 taxable -equivalent net interest income. Exclusive of BNI taxable equivalent net interest income decreased $390,000 or 2.3% for the six months ended June 30, 2000 compared to six months ended June 30, 1999. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 3.88% for the six months ended June 30, 2000 from 4.32% for the six months ended June 30, 1999. The margin decline was mainly due to the general increase in market rates over the preceeding twelve months more quickly impacting funding costs and a greater percentage of the Company's assets funded by interest-bearing liabilities in 2000.

     Taxable-equivalent total interest income increased $9,691,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The inclusion of BNI in the first half of 2000 contributed $6,802,0000 to this improvement and the remaining increase was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $213,237,000 or 26.9% increase in the volume of average interest-earning assets for the first half of 2000 over first half 1999. BNI's inclusion accounts for $180,908,000 of this increase and the remainder came from increased average loan volume. Average loans outstanding increased 107,144,000 or 17.1% in the first six months 2000 over the first six months 1999. The inclusion of BNI added $82,813,000 to this increase. Exclusive of BNI, average loans increased $24,331,000 or 3.9% compared to first half 1999. The general increase in interest rates over the proceeding twelve months added to the positive volume impacts to the Company's total interest income. For the six months ended June 30, 2000, the Company's taxable-equivalent yield on interest-earning assets improved to 7.87% from 7.55% for the six months ended June 30, 1999. The Company's first half 2000 loan yield increased to 8.29% from 8.03% in first half 1999. This increase was mainly due to loans repricing into the comparatively higher interest rate environment prevalent in 2000. The Company also experienced yield improvements in its taxable and tax-exempt investment securities due to maturing investments repricing into 2000's higher rate environment. For the six months ended June 30, 2000, the yield on taxable investment securities increased to 6.77% and tax-exempt investment yields increased to 7.06% from 5.96% and 6.73% respectively for the six months ended June 30, 1999.

     Funding costs were also impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.58% for the six months ended 2000 from 4.02% for the six months ended 1999 mainly due to the higher rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings, and the increased debt incurred to fund the Company's stock repurchase activities. In the first half 2000, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 12.0% of the Company's interest-bearing liabilities compared to 9.0% in first half 1999. This increase was necessary to fund asset growth not supported by deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. Additionally, the Company averaged $42 million more outstanding on its notes payable resulting from borrowings used to fund the stock repurchase plan. The cost of money market accounts increased to 4.74% in first half 2000 from 3.81% in first half 1999 mainly due to the general increase in short-term interest rates over the last twelve months. Savings deposit costs increased to 2.72% in 2000 from 2.49% in 1999 due to the inclusion of BNI. The cost of NOW accounts increased to 1.70% in first half 2000 from 1.68% in first half 1999. Time deposit costs increased to 5.53% in first half 2000 from 5.47% in first half 1999 mainly due to deposits maturing into the existing rate environment.

Provision for Loan Losses

     The provision for loan losses in first half 2000 was $405,000 and $345,000 for the first half 1999. The $60,000 increase was due to the inclusion of BNI.

Other Income

     Total other income decreased $284,000 in first half 2000 over first half 1999, which included $729,000 from BNI. Exclusive of BNI, total other income decreased $1,013,000 due to investment securities gains and gains on sale of mortgages benefiting 1999, decreases in service charges on deposit accounts and ATM fees, offset by increases in merchant services, security transaction commissions, asset management fees, and other income. The Company realized $2,000 in investment securities losses in the first half 2000 compared to $748,000 in gains in first half 1999. Exclusive of BNI, gains on mortgage origination sales decreased $390,000 for the six months ended June 30, 2000 over the six months ended June 30, 1999, due to decreased volume resulting from the generally higher rate environment decreasing mortgage origination volume. ATM fees declined $116,000 in first half 2000 due to lower volume in foreign transactions at the Company's terminals. Service charges on deposit accounts decreased $169,000 due to reduced business service charge income negatively impacted by higher earnings credits related to the increased rate environment and lower volume in fees generated from checks returned due to insufficient funds. Offsetting these declines were improvements in merchant services income of $197,000 due to increased volume and rate adjustments, security transaction commissions of $64,000 and asset management fees of $66,000 each due to volume increases. Other income increased $97,000 mainly due to increases in insurance commission and fees charged for official checks.

Other Expenses

     Other expenses increased $3,329,000 in first half 2000 over first half 1999, which included $3,697,000 related to BNI. Exclusive of BNI, total other expenses decreased $368,000 due to decreases in personnel expenses, data processing, ATM expense, and merger related expenses offset by increases in occupancy expense, legal and professional, merchant services, advertising, and other expenses. Exclusive of BNI, personnel costs decreased $152,000 mainly due to a reduced level of full-time equivalent employees offset by the additional staff associated with opening the new Elkorn office in October 1999 and the Waukesha office in January 2000. Data processing expense decreased $189,000 due to the conversion of Richmond, Home, and BNI to the Company's services provider and the related renegotiation of the Company's contract. ATM expenses decreased $166,000 due to the Company converting the service bureau used to drive its ATM's. State incurred $598,000 of merger related expenses in 1999 compared to none in 2000. Offsetting these improvements were decreases in net occupancy and equipment expense of $325,000 mainly due to the opening of the new branches and increased depreciation costs associated with the installation of an upgraded computer network, communications system, and related equipment during 1999. Legal and professional increased $118,000 due to certain nonrecurring legal matters and increased audit costs resulting from State's growth over the preceding two years. Merchant services expense rose $142,000 due to increased customer volume. Advertising expense increased $99,000 due to State strategically increasing its marketing budget to heighten its profile in all of its markets.

Income Taxes

     Income taxes for the six months ended June 30, 2000 decreased $503,000 on a $1,321,000 decrease in income before income taxes compared to the six months ended June 30, 1999, resulting in an effective tax rate of 39.4% for the first half of 2000 compared to 35.9% for the first half of 1999. The increase in the Company's effective tax rate in 2000 was due to increased goodwill amortization, which is not tax deductible. The Company's effective tax rate, exclusive of goodwill amortization, was 33.0% for first half 2000 compared to 34.2% for first half 1999.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirement of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $45,501,000 and $59,784,000 at June 30, 2000 and December 31, 1999, respectively.

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

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2000, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                         Regulatory                 Regulatory
                                                                          Minimum                Well-capitalized
                                                  Actual                 Requirement                 Requirement
                                               ----------          ---------------------         ----------------
                                                                   (dollars in thousands)

                                            Amount       Percent        Amount     Percent         Amount       Percent
                                            ------       -------        ------     -------         ------       -------
Tier 1 leverage                            $79,827         7.70%       $42,706        4.0%        $53,382          5.0%

Tier 1 risk-based capital                  $79,827         12.3%       $25,492        4.0%        $38,238          6.0%

Risk-based capital                         $90,229         13.4%       $50,984        8.0%        $63,730         10.0%

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

Part II.  Other Information

Item 1.   Legal Proceedings

     As of June 30, 2000, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities

           None

Item 3.   Defaults upon Senior Securities

           None

Item 4.   Submission of Matters to Vote of Security Holders

     Annual Meeting of Shareholders. On May 3, 2000, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Richard A. Horn and Barbara E. Weis as directors for three year terms expiring on the date of the annual shareholders' meeting to be held in 2003. The Company's shareholder also approved the proposed amendment to State Financial Services Corporation 1998 Stock Incentive Plan.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting

     Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Richard A. Horn and Barbara E. Weis were standing for reelection at the Annual Meeting. The vote with respect to the reelection of each was as follows:

RICHARD A. HORN
---------------

     8,526,317 total votes were eligible to be cast.
     7,265,471 votes were represented in person or by proxy at the Annual
               Meeting.
     6,716,639 votes were cast "FOR" the reelection of Mr. Horn
           -0- votes were cast "AGAINST" the reelection of Mr. Horn 236,319 votes abstained or were broker non-votes.


BARBARA E. WEIS
---------------

     8,526,317 total votes were eligible to be cast.
     7,265,471 votes were represented in person or by proxy at the Annual
               Meeting.
     6,705,383 votes were cast "FOR" the reelection of Mrs. Weis
           -0- votes were cast "AGAINST" the reelection of Mrs. Weis 247,575 votes abstained or were broker non-votes.


     Amendment of the State Financial Services Corporation 1998 Stock Incentive Plan. Under Wisconsin law, the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan would be approved if, at the Annual Meeting, a greater number of votes were cast "FOR" the proposal than were cast "AGAINST" the proposal. Abstentions and broker non-votes were not counted except for purposes of establishing a quorum. The vote on the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan was as follows:


     8,526,317 total votes were eligible to be cast.
     7,265,471 votes were represented in person or by proxy at the Annual
               Meeting.
     6,289,374 votes were cast "FOR" the amendment of the State Financial
               Services Corporation 1998 Stock Incentive Plan.
       601,250 votes were cast "AGAINST" the amendment of the State Financial
               Services Corporation 1998 Stock Incentive Plan
        62,334 votes abstained or were broker non-votes.


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


                                      STATE FINANCIAL SERVICES CORPORATION
                                      (Registrant)


Date: August 7, 2000                  By  /s/ Michael J. Falbo
      --------------                      -----------------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer


Date: August 7, 2000                  By  /s/ Timothy L. King
      --------------                      -----------------------------------
                                          Timothy L. King
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          and Controller

                                 EXHIBIT INDEX

Exhibit          Description
-------          -----------

27             Financial Data Schedule