Form 10-Q
period 2000-09-30
STATE FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       September 30, 2000

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

     As of September 30, 2000, there were 7,989,389 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                September 30, 2000 and December 31, 1999                    2

                Consolidated Statements of Income for the
                Three Months ended September 30, 2000 and 1999              3

                Consolidated Statements of Income for the
                Nine Months ended September 30, 2000 and 1999               4

                Consolidated Statements of Cash Flows for the
                Nine Months ended September 30, 2000 and 1999               5

                Notes to Consolidated Financial Statements                  6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations              10



                           PART II - OTHER INFORMATION

Items 1-6                                                                  20

Signatures                                                                 21

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
                                                                                      September 30,              December 31,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
ASSETS
  Cash and due from banks                                                               $ 49,195,805              $ 51,710,232
  Federal funds sold                                                                       3,736,922                   945,576
  Interest-earning deposits                                                               13,025,341                 7,128,225
                                                                                     ---------------           ---------------
  Cash and cash equivalents                                                               65,958,068                59,784,033

  Investment securities
   Held-to-maturity (fair value $3,130,620 - Sept. 30, 2000
      And $3,366,087 - December 31, 1999)                                                  3,081,439                 3,333,183
   Available for sale (at fair value)                                                    244,407,125               218,602,218

  Loans (net of allowance for loan losses of $7,061,943 -
    Sept. 30, 2000 and $6,904,980 -December 31, 1999)                                    645,058,477               694,193,405
  Loans held for sale                                                                     76,522,819                48,002,714

  Premises and equipment                                                                  25,144,981                22,819,347
  Accrued interest receivable                                                              6,323,310                 5,810,538
  Goodwill                                                                                27,300,549                28,306,540
  Other assets                                                                             7,461,645                 9,172,363
                                                                                     ---------------           ---------------
                                                                  TOTAL ASSETS       $ 1,101,258,413           $ 1,090,024,341
                                                                                     ===============           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                                                               113,598,005               117,298,997
    Savings                                                                              232,509,450               269,317,506
    Money market                                                                         184,627,764               160,169,964
    Other time                                                                           306,272,554               300,264,097
                                                                                     ---------------           ---------------
                                                                TOTAL DEPOSITS           837,007,773               847,050,564

  Notes payable                                                                           26,209,250                39,958,609
  Securities sold under agreements to repurchase                                          10,421,864                 3,433,809
  Federal Funds Purchased                                                                 18,050,000                15,400,000
  Federal Home Loan Bank advances                                                         97,700,000                70,800,000
  Accrued expenses and other liabilities                                                   6,750,816                 1,520,251
  Accrued interest payable                                                                 2,577,890                 2,193,555
                                                                                     ---------------           ---------------
                                                             TOTAL LIABILITIES           998,717,593               980,356,788

Stockholders' equity:
    Preferred stock, $1 par value; authorized--100,000 shares;
       Issued and outstanding--none
    Common stock, $0.10 par value; authorized--25,000,000 shares
       Issued and outstanding--10,104,929 shares in 2000
       and 10,092,684 in 1999                                                              1,010,493                 1,009,268
    Capital surplus                                                                       95,004,955                94,923,188
    Accumulated other comprehensive loss                                                  (2,352,819)               (2,709,310)
    Retained earnings                                                                     45,351,225                46,812,497
    Unearned shares held by ESOP                                                          (5,131,608)               (5,131,608)
    Treasury Stock - 2,115,540 shares in 2000 and 1,515,140
       shares in 1999                                                                    (31,341,426)              (25,236,482)
                                                                                     ---------------           ---------------
                                                    TOTAL STOCKHOLDERS' EQUITY           102,540,820               109,667,553
                                                                                     ---------------           ---------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,101,258,413           $ 1,090,024,341
                                                                                     ===============           ===============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                         Three months ended September 30,
                                                                                           2000                      1999
                                                                                     ---------------           ---------------
INTEREST INCOME:
  Loans, including fees                                                                  $15,032,146               $14,721,852
  Investment securities
    Taxable                                                                                3,910,980                 2,814,272
    Tax-exempt                                                                               491,768                   464,977
  Federal funds sold                                                                          49,342                    65,544
                                                                                     ---------------           ---------------
                                                         TOTAL INTEREST INCOME            19,484,236                18,066,645

INTEREST EXPENSE:
  Deposits                                                                                 8,128,307                 7,182,398
  Notes payable and other borrowings                                                       2,563,042                 1,116,347
                                                                                     ---------------           ---------------
                                                        TOTAL INTEREST EXPENSE            10,691,349                 8,298,745
                                                                                     ---------------           ---------------
                                                           NET INTEREST INCOME             8,792,887                 9,767,900

Provision for loan losses                                                                    202,500                   202,500
                                                                                     ---------------           ---------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES             8,590,387                 9,565,400

OTHER INCOME:
  Service charges on deposit accounts                                                        536,757                   530,655
  Merchant service fees                                                                      541,453                   405,768
  Building rent                                                                               73,659                    62,416
  ATM fees                                                                                   183,734                   158,058
  Security transaction commissions                                                            66,365                   132,586
  Asset management fees                                                                      183,553                   165,643
  (Losses)/gains on sale of loans                                                         (2,113,127)                  315,077
  Investment security (losses)/gains                                                        (136,911)                  246,558
  Other                                                                                      217,578                   157,380
                                                                                     ---------------           ---------------
                                                            TOTAL OTHER INCOME              (446,939)                2,174,141

OTHER EXPENSES:
  Salaries and employee benefits                                                           3,894,386                 3,781,819
  Net occupancy expense                                                                      480,388                   401,942
  Equipment rentals, depreciation and maintenance                                          1,019,506                   985,151
  Data processing                                                                            444,434                   503,191
  Legal and professional                                                                     384,187                   300,270
  Merchant service charges                                                                   399,583                   329,068
  ATM charges                                                                                 96,516                   116,145
  Advertising                                                                                414,293                   301,734
  Goodwill amortization                                                                      513,263                   514,962
  Consolidation Charge                                                                     2,230,000                         0
  Other                                                                                    1,232,124                 1,025,724
                                                                                     ---------------           ---------------
                                                          TOTAL OTHER EXPENSES            11,108,680                 8,260,006
                                             (LOSS)/INCOME BEFORE INCOME TAXES            (2,965,232)                3,479,535
Income taxes (benefit)/expense                                                            (1,145,835)                1,077,272
                                                                                     ---------------           ---------------
                                                             NET (LOSS)/INCOME           ($1,819,397)              $ 2,402,263
                                                                                     ===============           ===============

 Basic (loss)/earnings per common share (See Note B)                                         ($ 0.23)                   $ 0.26
 Diluted (loss)/earnings per common share (See Note B)                                         (0.23)                     0.26
 Dividends per common share                                                                     0.12                      0.12


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                          Nine months ended September 30,
                                                                                          2000                      1999
                                                                                     ---------------           ---------------
INTEREST INCOME:
  Loans, including fees                                                                  $45,284,615               $39,685,431
  Investment securities
    Taxable                                                                               11,168,109                 6,060,916
    Tax-exempt                                                                             1,438,259                 1,213,455
  Federal funds sold                                                                         388,423                   313,334
                                                                                     ---------------           ---------------
                                                         TOTAL INTEREST INCOME            58,279,406                47,273,136
INTEREST EXPENSE:
  Deposits                                                                                23,325,377                18,443,800
  Notes payable and other borrowings                                                       7,297,587                 2,550,458
                                                                                     ---------------           ---------------
                                                        TOTAL INTEREST EXPENSE            30,622,964                20,994,258
                                                                                     ---------------           ---------------
                                                           NET INTEREST INCOME            27,656,442                26,278,878

Provision for loan losses                                                                    607,500                   547,500
                                                                                     ---------------           ---------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES            27,048,942                25,731,378

OTHER INCOME:
  Service charges on deposit accounts                                                      1,518,584                 1,513,112
  Merchant service fees                                                                    1,440,763                 1,087,167
  Building rent                                                                              196,186                   188,450
  ATM fees                                                                                   486,292                   506,270
  Security transaction commissions                                                           382,308                   379,888
  Asset management fees                                                                      548,852                   465,297
  (Losses)/gains on sale of loans                                                         (1,771,499)                  732,581
  Investment security (losses)/gains                                                        (138,911)                  992,469
  Other                                                                                      787,491                   490,070
                                                                                     ---------------           ---------------
                                                            TOTAL OTHER INCOME             3,450,066                 6,355,304

OTHER EXPENSES:
  Salaries and employee benefits                                                          11,329,314                 9,845,296
  Net occupancy expense                                                                    1,506,404                 1,046,432
  Equipment rentals, depreciation and maintenance                                          3,021,997                 2,434,544
  Data processing                                                                          1,461,711                 1,538,370
  Legal and professional                                                                   1,269,847                   810,828
  Merchant service charges                                                                 1,036,321                   823,866
  ATM charges                                                                                278,347                   444,021
  Advertising                                                                                976,157                   721,298
  Goodwill amortization                                                                    1,539,789                   872,122
  Merger-related charges                                                                         -0-                   598,292
  Consolidation charges                                                                    2,230,000                         0
  Other                                                                                    3,517,759                 2,854,496
                                                                                     ---------------           ---------------
                                                          TOTAL OTHER EXPENSES            28,167,646                21,989,565
                                                    INCOME BEFORE INCOME TAXES             2,331,362                10,097,117
Income taxes                                                                                 941,834                 3,668,276
                                                                                     ---------------           ---------------
                                                                    NET INCOME            $1,389,528                $6,428,841
                                                                                     ===============           ===============

 Basic earnings per common share (See Note B)                                                 $ 0.17                    $ 0.67
 Diluted earnings per common share (See Note B)                                                 0.17                      0.67
 Dividends per common share                                                                     0.36                      0.36

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                           Nine months ended September 30,
                                                                                           2000                      1999
                                                                                     ---------------           ---------------
OPERATING ACTIVITIES
  Net income                                                                              $1,389,528                $6,428,841
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                              607,500                   547,500
      Provision for depreciation                                                           1,985,941                 1,142,471
      Amortization of investment security
        Premiums and accretion of discounts-net                                              (69,325)                  543,302
      Amortization of goodwill                                                             1,539,789                   872,122
      Market adjustment for committed ESOP shares                                                  0                   598,291
      Increase in interest receivable                                                       (512,772)               (1,683,787)
      Increase (decrease) in interest payable                                                384,335                (2,527,677)
      Realized investment security losses (gains)-net                                      2,438,911                  (992,469)
      Increase in other liabilities                                                        6,193,871                 1,990,976
                                                                                     ---------------           ---------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES                  13,957,778                 6,919,570
INVESTING ACTIVITIES
  Maturities of investment securities                                                        240,550                 5,435,058
  Purchases of securities available for sale                                             (62,184,343)              (30,781,609)
  Maturities of securities available for sale                                             22,334,869                22,011,294
  Sale of securities available for sale                                                   12,256,280                 3,756,789
  Decrease (increase) in loans                                                            20,007,323               (35,035,756)
  Purchases of premises and equipment                                                     (4,311,575)               (2,864,358)
  Business acquisitions (net of cash and cash equivalents
      Acquired of $7,721,000 in 1999):                                                             0               (25,965,274)
                                                                                     ---------------           ---------------
                               NET CASH USED BY INVESTING ACTIVITIES                     (11,656,896)              (63,443,856)
FINANCING ACTIVITIES
  Decrease in deposits before business acquisitions                                      (10,042,791)              (15,553,713)
  Repayment of notes payable                                                             (20,000,000)               (6,750,000)
  Proceeds of notes payable                                                                6,250,641                23,226,624
  Decrease in guaranteed ESOP obligation                                                           0                   221,101
  Net proceeds from securities sold under agreement to repurchase                          6,988,055                  (709,435)
  Increase in Federal Home Loan Bank advances                                             26,900,000                20,000,000
  Cash dividends                                                                          (2,850,800)               (3,387,363)
  Proceeds of federal funds purchased                                                      2,650,000                14,286,000
  Purchase of Treasury Stock                                                              (6,104,944)              (12,994,708)
  Proceeds from exercise of stock options                                                     82,992                   112,523
                                                                                     ---------------           ---------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,873,153                18,451,029
                                                                                     ---------------           ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6,174,035               (38,073,257)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          59,784,033                82,229,831
                                                                                     ---------------           ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 65,958,068               $44,156,574
                                                                                     ===============           ===============
 Supplemental information:
  Cash paid for Interest                                                                $ 32,983,629               $23,521,935
  Cash paid for Income taxes                                                               1,529,121                 2,882,400

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2000

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

NOTE B--PENDING ACCOUNTING CHANGES

     Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities and Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of Statement No. 133 until years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not use derivative financial instruments - only strips of similar financial instruments: therefore, the Statement is not expected to have a significant impact on the Company. The Company expects to adopt Statement No. 133 effective January 1, 2001.

     NOTE C--NON-RECURRING CHARGES

     In the third quarter, 2000, the Company recorded a non-recurring after-tax charge of approximately $3.0 million related to the consolidation of the Company's five bank and thrift charters and a restructuring of the balance sheet. Approximately $1.4 million of the after-tax charge is related to the charter consolidation and includes expenses for employee severance, branch closure and data processing conversion. The balance sheet restructuring charge of $1.6 million after-tax relates to the sale of approximately $75 million in fixed rate mortgage loans and $15 million of investment securities that have yields below current market interest rates.

NOTE D--EARNINGS PER SHARE

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

                                                 For the three months ended         For the nine months ended

                                                 September        September         September       September
                                                    30,              30,               30,             30,
                                                   2000            1999                2000            1999
                                                --------------------------------------------------------------
Basic:
Weighted-average number of
 Shares outstanding                               8,176,455        9,741,102         8,389,113       9,967,332
Less: weighted-average number
 of unearned ESOP shares                           (375,500)        (445,696)         (380,800)       (419,419)
                                                --------------------------------------------------------------
Denominator for basic earnings
 per share                                        7,800,955        9,295,406         8,008,313       9,547,913
                                                ==============================================================
Fully diluted:
Denominator for basic earnings
 per share                                        7,800,955        9,295,406         8,008,313       9,547,913
Add: assumed conversion of
 stock options using the treasury
 stock method                                         4,914           20,877             5,597          18,380
                                                ==============================================================
Denominator for fully diluted
 Earnings per share                               7,805,869        9,316,283         8,013,910       9,566,293
                                                ==============================================================

NOTE E - COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity.

                                                 For the three months ended        For the Nine months ended

                                                 September        September         September       September
                                                    30,              30,               30,             30,
                                                   2000             1999              2000            2000
                                                --------------------------------------------------------------
Net (loss)/income                               ($1,819,397)      $2,402,263        $1,389,528      $6,428,841

Other comprehensive income (loss)

Change in unrealized
securities losses, net of tax                      (367,731)        (893,923)       (1,126,123)     (2,119,561)
Reclassification adjustment for
realized gains (losses)
included in net income                            2,436,911         (246,558)        2,438,911        (992,469)
Estimated income tax
(benefit)/expense on realized
securities (losses)/gains                          (955,513)          96,675          (956,297)        389,147
                                                --------------------------------------------------------------
Total comprehensive (loss)/income                 ($705,730)      $1,358,457        $1,746,019      $3,705,958
                                                ==============================================================

NOTE F--SEGMENT INFORMATION

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

     The following tables contain profit (loss) statements for each of the subsidiary financial institutions for the nine months ended September 30, 2000 and 1999.

                                                      For the nine months ended September 30, 2000
                                                                          Home
                                                                         Federal
                                State         State        State       Savings and
                              Financial     Financial    Financial        Loan        Bank of
                                Bank          Bank -       Bank        Association    Northern        All
                             (Wisconsin)    Waterford    (Illinois)     of Elgin    Illinois,N.A.     Other         Consolidated
                            ------------------------------------------------------------------------------------------------------
Interest income              $17,835,604    $3,721,362   $3,898,675    $22,206,128    $10,547,236      $70,401       $58,279,406
Interest expense               7,914,767     1,926,175    1,869,992     11,810,893      5,069,140    2,031,997        30,622,964
                            ------------------------------------------------------------------------------------------------------
Net interest income            9,920,837     1,795,187    2,028,683     10,395,235      5,478,096   (1,961,596)       27,656,442
Provision for loan losses        225,000        22,500      180,000         90,000         90,000            0           607,500
Net interest income after
 Provision for loan losses     9,695,837     1,772,687    1,848,683     10,305,235      5,388,096   (1,961,596)       27,048,942
Other income                   2,854,399       281,744      589,503        735,986      1,139,954   (2,151,520)        3,450,066
Other non-interest
 Expense                      10,564,394     1,627,522    2,374,610      9,234,511      5,690,086   (1,323,477)       28,167,646
                            ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  1,985,842       426,909       63,576      1,806,710        837,964   (2,789,639)        2,331,362
Income taxes                     356,825       112,097      101,815        712,076        549,159     (890,138)          941,834
                            ------------------------------------------------------------------------------------------------------
Net income (loss)            $ 1,629,017     $ 314,812    ($38,239)    $ 1,094,634      $ 288,805  ($1,899,501)      $ 1,389,528
                            ======================================================================================================

Total assets                $322,041,343   $68,479,250  $68,761,911   $418,254,734   $216,768,888   $6,952,287    $1,101,258,413
                            ======================================================================================================

                                                      For the nine months ended September 30, 1999
                                                                          Home
                                                                         Federal
                                State         State        State       Savings and
                              Financial     Financial    Financial        Loan        Bank of
                                Bank          Bank -       Bank        Association    Northern        All
                             (Wisconsin)    Waterford    (Illinois)     of Elgin    Illinois,N.A.     Other         Consolidated
                            ------------------------------------------------------------------------------------------------------
Interest income              $15,543,649    $2,886,063   $4,126,596    $20,630,144     $4,002,889      $83,795       $47,273,136
Interest expense               5,914,975     1,282,905    1,915,501     10,147,855      1,710,361       22,661        20,994,258
                            ------------------------------------------------------------------------------------------------------
Net interest income            9,628,674     1,603,158    2,211,095     10,482,289      2,292,528       61,134        26,278,878
Provision for loan losses        225,000        22,500      180,000         90,000         30,000            0           547,500
                            ------------------------------------------------------------------------------------------------------
Net interest income after
 Provision for loan losses     9,403,674     1,580,658    2,031,095     10,392,289      2,262,528       61,134        25,731,378
Other income                   2,782,182       261,391      670,648        866,411        359,523    1,415,149         6,355,304
Merger-related charges                 0             0            0        598,292              0            0           598,292
Other non-interest
 Expense                       7,317,559     1,310,292    2,745,037      6,635,581      2,056,352    1,326,452        21,391,273
                            ------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                  4,868,297       531,757      (43,294)     4,024,827        565,699      149,831        10,097,117
Income taxes                   1,509,019       158,977       62,412      1,562,357        272,858      102,653         3,668,276
                            ------------------------------------------------------------------------------------------------------
Net income (loss)             $3,358,278      $372,780    ($105,706)    $2,462,470       $292,841     $ 47,178        $6,428,841
                            ======================================================================================================

Total assets                $291,270,773   $56,101,432  $76,914,220   $390,699,676   $222,578,547   $7,280,046    $1,044,844,694
                            ======================================================================================================

NOTE G - STOCK REPURCHASE PROGRAM

     On June 15, 1999, the Company's Board of Directors authorized the repurchase of up to 15% of the Company's common stock. The Company commenced the stock repurchase program on July 19, 1999. The Company completed this Repurchase Program on November 30, 1999, repurchasing a total of 1,515,140 shares at an average price of $16.66.

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of an additional 600,000 shares of the Company's Common Stock (the "2000 Repurchase Program"). The Company completed the 2000 Repurchase Program on September 13, 2000, repurchasing a total of 600,400 shares at an average price of $10.17.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At September 30, 2000, total assets were $1,101,258,000 compared to $1,090,024,000 at December 31, 1999. At September 30, 2000, total deposits decreased $10,043,000 compared to December 31, 1999 mainly due to cyclical declines in demand balances and lower savings and time deposit balances influenced by intense competition from non-depository investment options. Other significant uses of funds during the first nine months of 2000 consisted of $13,749,000 in net decrease of notes payable, $27,353,000 in net investment securities purchases, $6,105,000 for the purchase of treasury stock, $2,851,000 in payment of cash dividends, and the purchase of $4,312,000 in fixed assets. The purchase of fixed assets was mainly due to the opening of the new Waukesha office in January, 2000 and construction in progress incurred for an additional office in Elgin, expected to open by the end of the year. Funding sources came from a $6,174,000 increase in cash and cash equivalents, $20,001,000 net decrease in loans, $26,900,000 increase in Federal Home Loan Bank Advances, $6,988,000 increase in securities sold under agreements to repurchase, $13,958,000 in net cash provided by operating activities, $2,650,000 in increased federal funds purchased, and $83,000 in proceeds from exercised stock options.

     The decrease in net loans and the investment securities purchases were primarily impacted by the sale of $42,000,000 in securitized mortgage loans at Home during first quarter 2000, which were marked to market in fourth quarter of 1999. The Company invested approximately $35,000,000 from the mortgage securitization proceeds in mortgage backed investment securities, accounting for the majority of the net increase in investments. Exclusive of the mortgage securitization, loans increased approximately $21,993,000 or 3.0% from the end of 1999.

Asset Quality

     At September 30, 2000, non-performing assets were $5,686,000, an increase of $195,000 from December 31, 1999 due to an increase of $659,000 in nonaccrual loans and accruing loans past due 90 days or more, offset by a decrease of $464,000 in other real estate owned. Total non-performing assets as a percentage of total assets were 0.52% at September 30, 2000 and 0.50% at December 31, 1999. As a percentage of total loans outstanding, the level of non-performing loans increased to 0.74% at September 30, 2000 from 0.64% at December 31, 1999. At September 30, 2000, available information will suggest that additional loans totaling approximately $200,000 would likely be included as non-accrual, past due or restructured during the fourth quarter of 2000.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                          Sep. 30        Jun. 30       Mar. 31        Dec. 31         Sep. 30
                                                             2000           2000          2000           1999            1999
Nonaccrual loans                                      $     5,160    $     4,780   $     4,694   $      4,737    $      4,642
Accruing loans past due 90 days or more                       250             22             4             14             242
Restructured loans                                              0              0             0              0               0
                                                     ---------------------------------------------------------------------------
Total non-performing and restructured loans                 5,410          4,802         4,698          4,751           4,884

Other real estate owned                                       276            223           787            740             537
                                                     ---------------------------------------------------------------------------

Total non-performing assets                           $     5,686    $     5,025   $     5,485   $      5,491    $      5,421
                                                     ===========================================================================

Ratios:
  Non-performing loans to total loans                        0.74%          0.66%         0.65%          0.64%           0.67%
  Allowance to non-performing loans                        130.54         149.25        150.54         145.34          145.73
  Non-performing assets to total assets                      0.52           0.46          0.50           0.50            0.52
                                                     ===========================================================================

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


Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for future loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 2000, the Allowance was $7,062,000, an increase of $157,000 from the balance at December 31, 1999.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 0.97% at September 30, 2000 compared to 0.92% at December 31, 1999. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 2000.




            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

     The following table sets forth an analysis of the Company's Allowance for loan losses for the periods indicated (dollars in thousands):

                                                                         Nine months
                                                                           Ended                Year ended
                                                                       Sept. 30, 2000         Dec. 31, 1999
                                                                 ----------------------------------------------

   Balance at beginning of period                                 $               6,905    $            4,485
   Charge-offs:
      Commercial                                                                    450                   776
      Real estate                                                                    55                    57
      Installment                                                                   131                   283
      Other                                                                          29                    48
                                                                  ---------------------------------------------
      Total charge-offs                                                             665                 1,164

   Recoveries:
      Commercial                                                                     77                   445
      Real estate                                                                     3                    14
      Installment                                                                   129                   121
      Other                                                                           6                    25
                                                                  ---------------------------------------------
      Total recoveries                                                              215                   605
                                                                  ---------------------------------------------
   Net charge-offs                                                                  450                   559
   Balance of acquired allowance at date of acquisition                               0                 2,229
   Additions charged to operations                                                  607                   750
                                                                  ---------------------------------------------
   Balance at end of period                                       $               7,062    $            6,905
                                                                  =============================================
   Ratios:
      Net charge-offs to
        Average loans outstanding1                                                 0.06%                 0.08%
     Net charge-offs to total allowance1                                           6.37                  8.10
     Allowance to period end
        Loans outstanding                                                          0.97                  0.92
   ---------------------------------------------------------------==============================================
         1.    Annualized

Results of Operations - Comparison of the Three Months Ended September 30, 2000 and 1999

General

     For the quarter ended September 30, 2000, the Company reported a net loss of $1,819,000, compared to net income of $2,402,000 reported for the quarter ended September 30, 1999. Net interest margin contraction, the one-time consolidation charge, reduced non-interest income from the loss on the balance sheet restructuring, and increased goodwill amortization were the primary reasons for the decreased operating performance.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 2000 and September 30, 1999 (dollars in thousands):

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
                                                   -------------------------------------------------------------------

                                                       Average              Yield/       Average             Yield/
                                                       Balance    Interest  Rate4        Balance   Interest   Rate4
                                                   -------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                                       $    725,725 $  15,066   8.26%    $   730,074  $ 14,754    8.02%
  Taxable investment securities                          220,945     3,795   6.83         169,954     2,651    6.19
  Tax-exempt investment securities 3                      42,698       745   6.94          41,425       705    6.75
  Other short-term investments                                92         2   7.02           1,118        15    5.39
  Interest-earning deposits                                7,099       114   6.39          11,445       148    5.15
  Federal funds sold                                       2,724        49   7.21           5,194        66    5.01
                                                     ----------------------------------------------------------------

Total interest-earning assets                            999,283    19,771   7.87         959,210    18,339    7.59
Non-interest-earning assets:
  Cash and due from banks                                 36,725                           35,065
  Premises and equipment, net                             24,805                           21,591
  Other assets                                            41,415                           41,178
Less: Allowance for loan losses                           (7,182)                          (7,089)
                                                    -------------                     ------------

TOTAL                                               $  1,095,046                      $ 1,049,955
                                                    =============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Now accounts                                       $   103,873 $     454   1.74%    $    99,200 $     470    1.88%
  Money market accounts                                  189,845     2,445   5.12         178,434     1,783    3.96
  Savings deposits                                       137,071       915   2.66         152,481       959    2.50
  Time deposits                                          291,707     4,314   5.88         289,240     3,970    5.45
  Notes payable                                           30,075       656   8.68          15,761       195    4.91
  FHLB borrowings                                         93,379     1,495   6.37          46,120       616    5.30
  Federal funds purchased                                 12,408       215   6.89          14,888       182    4.85
  Securities sold under
    Agreement to repurchase                               11,458       196   6.80          10,702       123    4.56
                                                      -----------------------------------------------------------------

Total interest-bearing liabilities                       869,816    10,690   4.89         806,826     8,298    4.08
Non-interest-bearing liabilities:
  Demand deposits                                        112,240                          106,860
  Other                                                    5,444                            5,652
                                                    -------------                     ------------
Total liabilities                                        987,500                          919,338
                                                    -------------                     ------------
Stockholders' equity                                     107,545                          130,617
                                                    -------------                     ------------
TOTAL                                                $ 1,095,045                      $ 1,049,955
                                                    =============                     ============

Net interest earning and interest rate spread                    $   9,081   2.98%                $  10,041    3.51%
                                                                 =================                ==================

Net yield on interest-earning assets                                         3.62%                             4.15%
-----------------------------------------------------                      =======                           =======

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

     For the quarter ended September 30, 2000, the Company reported taxable-equivalent net interest income of $9,081,000, a decrease of $960,000 or 9.6% from the $10,041,000 reported for the quarter ended September 30, 1999. The decrease was mainly due to interest rates on deposits and borrowed funds upwardly repricing quicker than interest-earning asset yields and increased interest expense related to the debt incurred to fund State's Stock Repurchase Program. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 3.62% in third quarter 2000 from 4.15% in third quarter 1999.

     Taxable-equivalent total interest income increased $1,432,000 for the quarter ended September 30, 2000 compared to the third quarter of 1999. The increase was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $40,073,000 or 4.2% increase in the volume of average interest-earning assets in third quarter 2000 over third quarter 1999, mainly due to increased average investment securities. Average loans outstanding decreased $4,349,000 or 0.6% in third quarter 2000 over third quarter 1999. The general increase in interest rates over the proceeding twelve months added to the positive volume impacts on the Company's total interest income. For the quarter ended September 30, 2000, the Company's taxable-equivalent yield on interest-earning assets improved to 7.87% from 7.59% for the quarter ended September 30, 1999. The Company's third quarter 2000 loan yield increased to 8.26% from 8.02% in third quarter 1999. This increase was mainly due to loans repricing into the comparatively higher interest rate environment prevalent in 2000. The Company also experienced yield improvements in its taxable and tax-exempt investment securities due to maturing investments repricing into 2000's higher rate environment. For the quarter ended September 30, 2000, the yield on taxable investment securities increased to 6.83% and tax-exempt investment yields increased to 6.94% from 6.19% and 6.75% respectively for the quarter ended September 30, 1999.

     Funding costs were also impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.89% for third quarter 2000 from 4.08% for third quarter 1999 mainly due to the higher rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings, and the increased debt incurred to fund the Company's stock repurchase activities. In the third quarter 2000, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 13.5% of the Company's interest-bearing liabilities compared to 8.9% in third quarter 1999. This increase was necessary to fund asset growth not supported by deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. Additionally, the Company averaged $14,314,000 more outstanding on its notes payable resulting from borrowings used to fund the stock repurchase plan. The cost of money market accounts increased to 5.12% in third quarter 2000 from 3.96% in third quarter 1999 mainly due to the general increase in short-term interest rates over the last twelve months. Savings deposit costs increased to 2.66% in 2000 from 2.50% in 1999. The cost of NOW accounts decreased to 1.74% in third quarter 2000 from 1.88% in third quarter 1999. Time deposit costs increased to 5.88% in third quarter 2000 from 5.45% in third quarter 1999 due to deposits maturing and repricing into the current higher rate environment.

Provision for Loan Losses

     The provision for loan losses was $202,500 in third quarter 2000 and third quarter 1999.


Other Income

     Total other income decreased $2,621,000 in third quarter 2000 over third quarter 1999, which included a $2,439,000 loss from the balance sheet restructuring. Exclusive of the loss, total other income decreased $182,000 due to investment securities losses and decreases in security transaction commissions. These decreases were offset by increases in service charges on deposit accounts, ATM Fees, merchant services, asset management fees, and other income. The Company realized $137,000 in investment securities losses in the third quarter 2000 compared to gains of $247,000 in third quarter 1999. Security transaction commissions decreased $66,000 due to decreased volume. ATM fees increased $26,000, due to increased volume in foreign transactions at the Company's terminals. Merchant services income increased $136,000, due to increased volume and rate adjustments, and asset management fees increased $18,000, due to volume increases.

Other Expenses

     Other expenses increased $2,849,000 in third quarter 2000 over third quarter 1999, which included $2,230,000 of consolidation expense. Exclusive of the consolidation expense, total other expenses increased $619,000 due to increases in personnel expenses, occupancy and equipment expenses, legal and professional fees, merchant services, advertising, and other expenses offset by decreases in data processing and ATM charges. Personnel costs increased $43,000 mainly due to the additional staff associated with opening the new Elkorn office in October 1999 and the Waukesha office in January 2000 offset by a reduced level of full-time equivalent employees. Net occupancy and equipment expense increased $113,000 mainly due to the opening of the new branches and increased depreciation costs associated with the installation of an upgraded computer network, communications system, and related equipment during 1999. Legal and professional fees increased $84,000. Merchant services expense rose $71,000 due to increased customer volume. Advertising expense increased $113,000 due to the consolidation and State strategically increasing its marketing budget to heighten its profile in all of its markets. Other expense increased $206,000 mainly due to an increase in office supplies related to the consolidation. Data processing expense decreased $58,000 due to the conversion of Richmond, Home, and BNI to the Company's services provider and the related re-negotiation of the Company's contract. ATM charges decreased $20,000 due to the Company converting the service bureau used to drive its ATM's.

Income Taxes

     Income tax benefit for the quarter ended September 30, 2000 was $1,145,835 compared to expense of $1,077,272 for the quarter ended September 30, 1999. The effective tax benefit was 38.6% for the third quarter of 2000 compared to a rate of 31.0% for the third quarter of 1999. The increase in the Company's effective tax rate was due to the company experiencing a lower tax loss carryforward in 2000 compared to 1999.

Results of Operations - Comparison of the Nine Months Ended September 30, 2000 and 1999

General

     For the nine months ended September 30, 2000, the Company reported net income of $1,390,000, a $5,039,000 decrease over the $6,429,000 reported for the nine months ended September 30, 1999. Included in 2000's operating results was a $2,230,000 consolidation expense and a $2,439,000 balance sheet restructuring loss, and included in 1999's operating results was $598,000 in additional merger-related charge stemming from the Company's merger with Home. Exclusive of these charges, net income for the nine months ended September 30, 2000 and 1999 was $4,425,000 and $7,027,000, respectively. BNI's operating results are included from June 23 to September 30, 1999, and for the entire nine months of 2000.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 2000 and September 30, 1999 (dollars in thousands):

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
                                                   -------------------------------------------------------------------

                                                       Average              Yield/       Average             Yield/
                                                       Balance    Interest  Rate4        Balance   Interest   Rate4
                                                   -------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                                        $   732,988  $ 45,382   8.27%      $ 663,276  $ 39,781    8.02%
  Taxable investment securities                          212,511    10,809   6.79         107,046     4,879    6.09
  Tax-exempt investment securities 3                      41,460     2,179   7.02          36,081     1,839    6.81
  Other short-term investments                               789        39   6.66           9,139       354    5.17
  Interest-earning deposits                                7,294       319   5.84          24,914       829    4.45
  Federal funds sold                                       8,605       388   6.02           8,183       313    5.12
                                                   -------------------------------------------------------------------
Total interest-earning assets                          1,003,647    59,116   7.87         848,639    47,995    7.56
Non-interest-earning assets:
  Cash and due from banks                                 34,200                           29,169
  Premises and equipment, net                             24,395                           16,438
  Other assets                                            41,983                           28,627
Less: Allowance for loan losses                           (7,123)                          (5,359)
                                                    -------------                     ------------
TOTAL                                                $ 1,097,102                        $ 917,514
                                                    =============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                                       $   105,272 $   1,352   1.71%      $  95,899  $  1,251    1.74%
  Money market accounts                                  185,799     6,774   4.87         143,055     4,187    3.91
  Savings deposits                                       141,251     2,855   2.70         121,865     2,316    2.54
  Time deposits                                          292,021    12,344   5.65         263,693    10,690    5.42
  Notes payable                                           39,304     2,225   7.56           6,371       258    5.41
  FHLB borrowings                                         83,697     3,846   6.14          44,205     1,712    5.18
  Federal funds purchased                                 13,682       690   6.74           7,306       233    4.26
  Securities sold under
    agreement to repurchase                               11,752       537   6.10          10,082       347    4.60
                                                   -------------------------------------------------------------------
Total interest-bearing liabilities                       872,778    30,623   4.69         692,476    20,994    4.05
Non-interest-bearing liabilities:
  Demand deposits                                        110,848                           83,663
  Other                                                    4,599                            7,345
                                                    -------------                     ------------
Total liabilities                                        988,225                          783,484
                                                    -------------                     ------------
Stockholders' equity                                     108,877                          134,030
                                                    -------------                     ------------
TOTAL                                                $ 1,097,102                        $ 917,514
                                                    =============                     ============

Net interest earning and interest rate spread                     $ 28,493   3.18%                 $ 27,001    3.51%
                                                                 =================                 =================
Net yield on interest-earning assets                                         3.79%                             4.25%
-----------------------------------------------------                     ========                         =========

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

     For the nine months ended September 30, 2000, the Company reported taxable-equivalent net interest income of $28,493,000, an increase of $1,492,000 or 5.5% from the $27,001,000 reported for the nine months ended September 30, 1999. The inclusion of BNI added $2,347,000 to the Company's 2000 taxable equivalent net interest income. Exclusive of BNI, taxable equivalent net interest income decreased $855,000 or 3.4% for the nine months ended September 30, 2000 compared to nine months ended September 30, 1999. The Company's net interest margin declined to 3.78% for the nine months ended September 30, 2000 from 4.25% for the nine months ended September 30, 1999. The margin decline was mainly due to the general increase in market rates impacting funding costs and a greater percentage of the Company's assets funded by interest-bearing liabilities in 2000.

     Taxable-equivalent total interest income increased $11,121,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The inclusion of BNI contributed $3,266,0000 to this improvement and the remaining increase was mainly due to volume increases in interest-earning assets over the preceding twelve months. The Company reported a $155,008,000 or 18.3% increase in the volume of average interest-earning assets for the first nine months of 2000 over the first nine months of 1999. BNI's inclusion accounts for $115,992,000 of this increase and the remainder came from increased average loan volume. Average loans outstanding increased $69,712,000 or 10.5% in the first nine months 2000 over the first nine months 1999. The inclusion of BNI added $54,036,000 to this increase. Exclusive of BNI, average loans increased $15,676,000 or 2.5% compared to first nine months of 1999. The general increase in interest rates over the proceeding twelve months added to the positive volume impacts to the Company's total interest income. For the nine months ended September 30, 2000, the Company's taxable-equivalent yield on interest-earning assets improved to 7.87% from 7.56% for the nine months ended September 30, 1999. The Company's loan yield increased to 8.27% from 8.02% for the first nine months of 2000 compared to the first nine months of 1999. This increase was mainly due to loans repricing into the comparatively higher interest rate environment prevalent in 2000. The Company also experienced yield improvements in its taxable and tax-exempt investment securities due to maturing investments repricing into 2000's higher rate environment. For the nine months ended September 30, 2000, the yield on taxable investment securities increased to 6.79% and tax-exempt investment yields increased to 7.02% from 6.09% and 6.81% respectively for the nine months ended September 30, 1999.

     Funding costs were impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.67% for the nine months ended 2000 from 4.05% for the nine months ended 1999 mainly due to a greater percentage of interest-bearing liabilities in wholesale borrowings and the increased debt incurred to fund the Company's stock repurchase activities. In the first nine months of 2000, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 12.5% of the Company's interest-bearing liabilities compared to 8.9% in the first nine months of 1999. This increase was necessary to fund asset growth not supported by deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. Additionally, the Company averaged $33 million more outstanding on its notes payable resulting from borrowings used to fund the stock repurchase plan. The cost of money market accounts increased to 4.87% in first nine months of 2000 from 3.91% in the first nine months of 1999 mainly due to the general increase in short-term interest rates over the last twelve months. Time deposit costs increased to 5.65% in the first nine months of 2000 from 5.42% in the first nine months of 1999 mainly due to deposits maturing into the existing rate environment.

Provision for Loan Losses

     The provision for loan losses in the first nine months of 2000 was $608,000 and $548,000 for the first nine months of 1999. The $60,000 increase was due to the inclusion of BNI.


Other Income

     Total other income decreased $2,905,000 in the first nine months of 2000 over the first nine months of 1999, which included a $2,439,000 loss from the balance sheet restructuring in 2000, $778,000 from the inclusion of BNI, and a gain of $992,000 in 1999 from the sale of investment securities. Exclusive of the restructuring loss and BNI, total other income decreased $1,244,000, due to lower investment securities gains and gains on sale of mortgages in 2000. The Company realized $139,000 in investment securities losses in the first nine months of 2000 compared to $992,000 in gains in the first nine months of 1999. Exclusive of the balance sheet restructuring loss, gains on mortgage origination sales decreased $204,000 for the nine months ended September 30, 2000 over the nine months ended September 30, 1999, due to decreased volume resulting from the generally higher rate environment decreasing mortgage origination volume. ATM fees declined $166,000 in 2000 compared to 1999, due to lower volume in foreign transactions at the Company's terminals. Offsetting these declines were improvements in service charges on deposit accounts, merchant services income due to increased volume and rate adjustments, building rent, security transaction commissions, and asset management fees each due to volume increases. Other income increased $297,000, mainly due to increases in insurance commissions and cashier check commissions.


Other Expenses

     Other expenses increased $6,178,000 in the first nine months of 2000 over the first nine months of 1999, which included $2,230,000 consolidation expense and $3,634,000 related to BNI. Exclusive of the consolidation expense and BNI, total other expenses increased $912,000 due to increases in personnel expenses, occupancy and equipment expense, legal and professional, merchant services, advertising, goodwill, and other expenses offset by decreases in data processing and ATM charges. Exclusive of BNI, personnel costs increased $120,000 mainly due to the additional staff associated with opening the new Elkorn office in October 1999 and the Waukesha office in January 2000 offset by a reduced level of full-time equivalent employees. Net occupancy and equipment expense increased $436,000 mainly due to the opening of the new branches and increased depreciation costs associated with the installation of an upgraded computer network, communications system, and related equipment during 1999. Legal and professional increased $221,000 due to certain nonrecurring legal matters and increased audit costs resulting from State's growth over the preceding two years. Merchant services rose $165,000 due to increased customer volume. Advertising expense increased $197,000 due the consolidation and to State strategically increasing its marketing budget to heighten its profile in all of its markets. Other expense increased $271,000 primarily due to increases in telephone, correspondent bank service charges, and other real estate expenses, offset by decreases in office supplies and regulatory agency assessments. Data processing expense decreased $219,000 due to the conversion of Richmond, Home, and BNI to the Company's service provider and the related renegotiation of the Company's contract. ATM expenses decreased $190,000 due to the Company converting the service bureau used to drive its ATM's.

Income Taxes

     Income taxes for the nine months ended September 30, 2000 decreased $2,726,000 on a $7,766,000 decrease in income before income taxes compared to the nine months ended September 30, 1999, resulting in an effective tax rate of 40.4% for the first nine months of 2000 compared to 34.3% for the first nine months of 1999. The increase in the Company's effective tax rate in 2000 was due to increased goodwill amortization, which is not tax deductible. The Company's effective tax rate, exclusive of goodwill amortization, was 24.3% for the first nine months of 2000 compared to 31.7% for the first nine months of 1999.


Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $65,958,000 and $59,784,000 at September 30, 2000 and December 31, 1999, respectively.

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


Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 2000, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                         Regulatory                Regulatory
                                                                          Minimum               Well-capitalized
                                                  Actual                 Requirement                Requirement
                                                  ------               --------------           ----------------
                                                                   (dollars in thousands)

                                            Amount     Percent        Amount    Percent         Amount     Percent
                                            ------     -------        ------    -------         ------     -------

Tier 1 leverage                            $77,568       7.26%       $42,706       4.0%        $53,382        5.0%

Tier 1 risk-based capital                  $77,568       11.5%       $25,492       4.0%        $38,238        6.0%

Risk-based capital                         $84,654       12.5%       $50,984       8.0%        $63,730       10.0%

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

Part II. Other Information

Item 1.  Legal Proceedings

     As of September 30, 2000, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

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


                                  STATE FINANCIAL SERVICES CORPORATION
                                  ------------------------------------
                                  (Registrant)


Date: November 7, 2000            By /s/ Michael J. Falbo
      ----------------               ----------------------------------------
                                     Michael J. Falbo
                                     President and Chief Executive Officer



Date: November 7, 2000            By /s/ Timothy L. King
      ----------------               ----------------------------------------
                                     Timothy L. King
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     and Controller

                                 EXHIBIT INDEX

Exhibit          Description
-------          -----------

27             Financial Data Schedule