Form 10-K
period 2000-12-31
STATE FINANCIAL SERVICES CORP
filed 2001-03-23
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from  __________ to __________

Commission File Number 0-18166

                      STATE FINANCIAL SERVICES CORPORATION
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of March 8, 2001 was approximately $76,653,228, based on the following assumptions: (1) the market value of the Common Stock of $12.00 per share which was equal to the closing price on the Nasdaq Stock Market on March 8, 2001; and (2) 6,387,769 shares of Common Stock held by nonaffiliates as of March 8, 2001. As of March 8, 2001, there were 7,992,188 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from Registrant's definitive Proxy Statement relating to Registrant's 2001 Annual Meeting of Shareholders (the "Proxy Statement").

                                      INDEX


                                   PART I                                  Page
                                   ------                                  ----

Item  1.  BUSINESS                                                            1

Item  2.  PROPERTIES                                                          6

Item  3.  LEGAL PROCEEDINGS                                                   6

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 7

                                PART II
                                -------

Item  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND                            7
          RELATED STOCKHOLDER MATTERS

Item  6.  SELECTED FINANCIAL DATA                                             9

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            10
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                           26
          ABOUT MARKET RISK

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        28

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                      53
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                               PART III
                               --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 53

Item 11.  EXECUTIVE COMPENSATION                                             54

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                    54
          AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     54
                                PART IV


Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                       54
          REPORTS ON FORM 8-K

SIGNATURES                                                        Signature Page
EXHIBITS FILED AS PART OF FORM 10-K                               Exhibit Index

                                     PART I
                                     ------
ITEM 1.   BUSINESS
------    --------

     General

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Hales Corners, Wisconsin. The Company owns State Financial Bank, National Association ("Bank"), which operates through twenty-two locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities. The Company also operates State Financial Insurance Agency and Lokken, Chesnut & Cape ("LCC"), which provides asset management services.

     In the third quarter, 2000, the Company consolidated its five bank and thrift charters into one nationally chartered bank. Prior to the consolidation, SFSC owned and operated State Financial Bank (Wisconsin), State Financial Bank-Waterford, State Financial Bank (Illinois), Bank of Northern Illinois, N.A. and Home Federal Savings and Loan Association of Elgin.

     Forward Looking Statements

     The Company intends that certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the statements will include words such as "believes," anticipates, "expects, "or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, regulation, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made as of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Business Strategy. SFSC is committed to community banking and places a high degree of emphasis on developing full service banking and financial services relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency while permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its market area. To be an effective community bank, SFSC believes the decision-making process must stem primarily from the offices with respect to their credit decisions and an array of products. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

     The Bank seeks to develop and enhance full-service banking relationships through a systematic calling program directed at both existing customers and referral sources from their customer base, attorneys, accountants and business people. The officers and employees of the Bank are actively involved in a variety of civic, charitable and community organizations both as an additional referral source and as a service to their respective communities.

     Products and Services. Through the Bank, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and club accounts. The Company also offers a variety of brokerage, annuity and insurance products through the Bank's in-house securities representatives and through State Financial Insurance Agency ("SFIA"). The Bank's lending products include secured and unsecured commercial, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Bank's portfolio. The Bank provides lines of credit to commercial accounts and to individuals through home equity products. The Bank also offers various trust services through its trust operation.

     SFSC also originates residential real estate loans in the form of adjustable and long-term fixed rate first mortgages, selling these originations in the secondary mortgage market service released. Through its LCC subsidiary, the Company provides asset management and financial planning services to its customers and markets.

     The Company's acquisition efforts have focused on expanding its community banking network and adding complimentary financial services such as insurance, asset management, and trust services to its product line. The Company entered these ancillary financial product lines as part of its strategic objective to capitalize on these growing segments of the financial services industry. The Company believes this strategy is essential if it is to continue to effectively compete in the era of financial deregulation. The Company's goal is to build a large share of this business which is currently being provided to its banking customers by unaffiliated providers and to attract new customer relationships by providing a comprehensive source of financial services delivered in the community banking tradition of attention to personalized service and individual attention.

     Competition and Market Environment. Each of the Banks' offices experience substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies, consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and personal computer delivery systems, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and the variety of its products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of competition for small to medium sized business customers in the Banks' market areas, as well as a reduction in the level of service provided to both retail and commercial customers. The Company and the Bank also compete for customers by emphasizing the personalized service and individualized attention each provides to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering related financial products such as retail and commercial property and casualty insurance, asset management and financial planning, and brokerage activities through its other subsidiaries and representatives. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

     Employees. At December 31, 2000, the Company employed 279 full-time and 135 part-time employees. The Company considers its relationships with its employees to be good.

     The Bank and Other Subsidiaries

     At or for the year ended December 31, 2000, the Bank (consolidated with its subsidiaries) had total assets of $1.1 billion, net loans of $660.9 million, total deposits of $859.8 million, stockholders' equity of $102.7 million and net income of $5.1 million. The Bank is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. The Bank also sells annuities, life insurance products, and other investments through in-house representatives. The Bank also offers property, casualty and life insurance products through SFIA. The following table sets forth the Bank's full-service and loan production office locations:

                                                                                                         Year Acquired by
Community                   Address                                 County             Year Originated         SFSC
---------                   -------                                 ------             ---------------         ----

Hales Corners, WI           10708 West Janesville Road              Milwaukee               1910               (1)
Muskego, WI                 S76 W17655 Janesville Road              Waukesha                1968               (1)
Milwaukee, WI               2650 North Downer Avenue                Milwaukee               1971               1985
Milwaukee, WI (2)           2460 North 6th Street                   Milwaukee               1994               (1)
Greenfield, WI              4811 South 76th Street                  Milwaukee               1978               1987
Glendale, WI                7020 North Port Washington Road         Milwaukee               1990               (1)
Brookfield, WI              12600 West North Avenue                 Waukesha                1990               1992
Waukesha, WI                400 East Broadway                       Waukesha                1977               1993
Waukesha, WI                1700 Coral Drive                        Waukesha                2000               (1)
Waterford, WI               217 North Milwaukee Street              Racine                  1906               1995
Burlington, WI              1050 Milwaukee Avenue                   Racine                  1997               (1)
Elkhorn, WI                 850 North Wisconsin Street              Walworth                1999               (1)
Richmond, IL                10910 Main Street                       McHenry                 1920               1997
Elgin, IL                   16 North Spring Street                  Kane                    1883               1998
Bartlett, IL                200 Bartlett Avenue                     Kane                    1979               1998
Crystal Lake, IL            180 Virginia Street                     McHenry                 1974               1998
Roselle, IL                 56 East Irving Park Road                Cook                    1975               1998
South Elgin, IL             300 North McLean Blvd.                  Kane                    1996               1998
Waukegan, IL                1 S. Genessee                           Lake                    1852               1999
Gurnee, IL                  1313 North Delany                       Lake                    1987               1999
Glenview, IL                1301 Waukegan Road                      Cook                    1960               1999
Glenview, IL                1441 Waukegan Road                      Cook                    1968               1999
Libertyville, IL            929 North Milwaukee Ave                 Lake                    1993               1999

---------------------------
(1)   Organized de novo by the Bank or a predecessor thereof.
(2)   Loan Production Office

     The Bank has three wholly-owned subsidiaries which are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of the Bank's investment portfolio with the objective of enhancing the overall return on the Bank's investment securities. Hales Corners Development Corporation ("HCDC") is a subsidiary which owns the real estate related to the Hales Corners and Muskego offices, and eight commercial and residential rental properties located adjacent to the Hales Corners office. In February 1999, HCDC accepted an Offer to Purchase the eight rental properties from a local developer, subject to the satisfaction of several contingencies. The developer's expectations are to level the existing properties and construct several retail outlets anchored by a newly constructed major food store. The sale of these properties is in negotiation and could be completed in 2001.

     The Bank's a wholly-owned subsidiary, State Financial Funding Corporation ("SFFC"), was formed in 2000 to manage certain real estate loans held by its wholly-owned subsidiary, State Financial Real Estate Investment Corporation ("SFREIC").

     State Financial Mortgage Company was formed to expand the origination of secondary market real estate mortgages on behalf of the Company and the Bank. The Bank also operates a secondary mortgage origination division, which assumed the operations of State Financial Mortgage Company effective January 1, 2000.

     Lokken, Chesnut & Cape. LCC is engaged in asset management and financial planning for commercial and individual customers. LCC also acts as an investment advisor to qualified retirement plans such as 401(k)'s and pension plans. LCC markets its services in and around its La Crosse, Wisconsin headquarters, as well as throughout all of the Company's 22 banking locations.

     Supervision and Regulation

     Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes affect the business of SFSC and the Bank. As a bank holding company, SFSC's business activities are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 as amended (the "Act'), which imposes various requirements and restrictions on its operations. As part of this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB's prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The Act limits the activities of SFSC and its banking and nonbanking subsidiaries to the business of banking and activities closely related or incidental to banking.

     The Bank is a nationally chartered bank regulated by the Office of the Comptroller of the Currency ("OCC"). Additionally, the Bank's deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act. LCC is a registered investment advisor and is regulated by the Securities and Exchange Commission.

     The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the periodic reporting, proxy solicitation and tender offer rules, insider trading restrictions and other requirements under the Exchange Act.

     In recent years Congress has enacted significant legislation which has substantially changed the federal deposit insurance system and the regulatory environment in which depository institutions and their holding companies operate. The enforcement powers of the federal regulatory agencies responsible for supervisory authority over SFSC and the Bank have significantly increased as a result of legislation such as the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Certain parts of such legislation, most notably those which increase deposit insurance assessments, authorize further increases to recapitalize the Bank Insurance Fund and the Savings Association Insurance Funds which affect the cost of doing business for depository institutions and their holding companies. FIRREA also provides that all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC, to any commonly controlled institutions. Federal regulatory agencies have implemented provisions of FDICIA with respect to taking prompt corrective action when a depository institution's capital fails to meet certain defined levels. FDICIA established five capital categories ranging from "critically undercapitalized" to "well capitalized." A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy. At December 31, 2000, SFSC and the Bank each met the "well-capitalized" definition of capital adequacy.

     As a result of many of such regulatory changes, the nature of the banking industry in general has changed dramatically in recent years as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured. Further changes along these lines could permit other financially oriented businesses to offer expanded services, thereby creating greater competition for the SFSC and the Bank with respect to services currently offered or which may in the future be offered by those entities. Proposals for new legislation or rule making affecting the financial services industry are continuously being advanced and considered at both the national and state levels.

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

     The GLB Act repeals the anti-affiliation provision of the Glass-Steagall Act and revises the Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at lease a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. SFSC has not elected to become a financial holding company.

     SFSC expects that the new affiliations and activities permitted financial services organizations may over time change the nature of its competition. At present, however, it is not possible to predict the full nature and effect of the changes that may occur.

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

     The Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Efficiency Act") contains provisions which amended the Bank Holding Company Act to allow an adequately-capitalized and adequately-managed bank holding company to acquire a bank located in another state and to allow interstate branching.

     In addition to the impact of regulation, commercial banks and thrifts are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence economic activity. Monetary policy changes have previously had a significant effect on operating results of financial institutions and are expected to have such an effect in the future. No prediction can be made as to possible future changes in interest rates, deposit levels, and loan demand, or their effect on the business and earnings of SFSC and the Bank.

     Executive Officers of the Company

Name                    Age     Positions Held
----                    ---     --------------

John B. Beckwith         47     Senior Vice President of SFSC
                                President, State Financial Bank, N.A.
                                Metro Milwaukee Market

Donna M. Bembenek        39     Senior Vice President, Sales and
                                Marketing of SFSC

Timothy L. King          54     Senior Vice President, Chief Financial Officer
                                and Controller of SFSC

Michael A. Reindl        41     Senior Vice President and Treasurer of SFSC
                                Secretary of SFSC
                                Secretary of State Financial Bank, N.A.

Daniel L. Westrope       51     Senior Vice President of  SFSC
                                President, State Financial Bank, N.A. Tri
                                County Market

     John B. Beckwith has served as Senior Vice President of SFSC since November, 1997. Mr. Beckwith is President of State Financial Bank, N.A.'s Metro Milwaukee Market, which includes eight full service branch locations in Wisconsin, since October, 2000. From 1994 to October, 2000, Mr. Beckwith was the president of the former State Financial Bank (Wisconsin). Mr. Beckwith has served as a Director of State Financial Bank, N.A., or a predecessor thereof, since 1991. Mr. Beckwith joined the Company in 1990

     Donna M. Bembenek was elected Senior Vice President, Sales and Marketing of SFSC in December, 2000. From 1995 to 2000, Ms. Bembenek served as Vice President of Marketing. Ms. Bembenek joined the Company in 1993 with more than nine years of sales, marketing and sales management experience.

     Timothy L. King has served as Senior Vice President, Chief Financial Officer and Controller since joining the Company in August, 2000. Mr. King was employed by Bank One Corporation, or a predecessor thereof, for twenty-three years where he was most recently National Accounting Director and Controller of the Retail Group.

     Michael A. Reindl has served as Senior Vice President and Treasurer of SFSC since August, 2000. From 1993 to 2000, Mr. Reindl was Chief Financial Officer and Controller of SFSC and prior thereto, held various financial positions with SFSC. Mr. Reindl is also the Secretary of SFSC and the Secretary of State Financial Bank, N.A. Mr. Reindl joined the Company in 1984.

     Daniel L. Westrope has served as Senior Vice President of SFSC since joining the Company in February, 1998. Mr. Westrope is President of State Financial Bank, N.A.'s Tri County Market, which includes five full service branch locations in Illinois, since October, 2000. From December, 1998 to October, 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to Joining the Company, Mr. Westrope was employed by First Union Securities (1995 through February, 1998), Howe Barnes Investments, Inc. (1994 to 1995) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope was elected a Director of State Financial Bank, N.A. effective October, 2000.

ITEM  2.  PROPERTIES
-------   ----------

     The following table sets forth the owned/leased locations of the Company's banking offices.

      Office                     Address                                Sq. Feet     Owned/Leased       Lease Expires
      ------                     -------                                --------     ------------       -------------

Hales Corners, WI (1,2)       10708 W. Janesville Road                    37,000        Owned                 n/a
Muskego, WI (1)               S76 W17655 Janesville Road                   2,680        Owned                 n/a
Milwaukee, WI                 2650 N. Downer Avenue                        3,000       Leased                 2005
Milwaukee, WI (3)             2460 N. 6th Street                             100       Leased            month to month
Greenfield, WI (4)            4811 S. 76th Street                          9,000       Leased                 2007
Glendale, WI (5)              7020 N. Port Washington Road                 7,500       Leased                 2010
Brookfield, WI                12600 W. North Avenue                        4,800        Owned                 n/a
Waukesha, WI                  400 E. Broadway                              3,300        Owned                 n/a
Waukesha, WI (8)              1700 Coral Ave                               8,836        Owned                 n/a
Waterford, WI                 217 N. Milwaukee Street                     10,100        Owned                 N/a
La Crosse, WI                 201 Main Street                              2,205       Leased                 2004
Burlington, WI                1050 Milwaukee Avenue                        6,300       Leased                 2006
Elkhorn, WI (7)               850 North Wisconsin Street                   9,200        Owned                 n/a
Richmond, IL (6)              10910 Main Street                           16,030        Owned                 n/a
Elgin, IL                     16 N. Spring Street                         34,169        Owned                 n/a
South Elgin, IL               300 N. McLean Blvd.                          5,200        Owned                 n/a
Bartlett, IL                  200 Bartlett Avenue                          5,418        Owned                 n/a
Crystal Lake, IL              180 Virginia Street                          8,268        Owned                 n/a
Roselle, IL                   56 E. Irving Park Road                       3,800        Owned                 n/a
Waukegan, IL                  1 S. Genessee                               21,000        Owned                 n/a
Gurnee, IL                    1313 North Delany                           15,000        Owned                 n/a
Glenview, IL                  1301 Waukegan Road                           7,500        Owned                 n/a
Glenview, IL                  1441 Waukegan Road                           2,500       Leased                 2005
Libertyville, IL              929 North Milwaukee Avenue                   4,200        Owned                 n/a

--------------------------------------------------------------------------------------------------------------------
(1)  Property is owned by the Bank's wholly-owned subsidiary, Hales Corners Development Corporation.
(2)  The Bank subleases approximately 800 square feet of its space in Hales Corners to outside third parties.
(3)  Loan production office.
(4)  The Bank leases this property from Edgewood Plaza Joint Venture. See "Item 1. Election of Directors--Certain
     Transactions and Other Relationships with Management and Principal Shareholders" in the Company's Proxy
     Statement for further information.
(5)  The Bank subleases approximately 1,200 square feet of its space in Glendale to a third party.
(6)  The Bank leases approximately 2,400 square feet of its space to outside third parties.
(7)  The Bank occupies approximately 3,500 square feet, leases approximately 750 square feet to a third party and is attempting to lease the remaining 4,600 square feet.
(8)  The Bank occupies approximately 4,000 square feet and leases the remaining 4,800 square feet to outside tenants.

ITEM  3.  LEGAL PROCEEDINGS
-------   -----------------

     From time to time, the Company and the Bank are party to legal proceedings arising out of their general lending activities and other operations. However, there are no pending legal proceedings to which the Company or the Bank are a party, or to which their property is subject, which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its consolidated financial position.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     None.

                                     PART II
                                     -------

ITEM  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------------------

     Market Price and Dividends for Common Stock

     At March 16, 2001, there were approximately 1,299 shareholders of record and 2,312 estimated additional beneficial shareholders for an approximate total of 3,611 shareholders of the Company's Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors and paid from time to time out of funds legally available therefore. The Company's ability to pay dividends depends upon its subsidiary Bank's ability to pay dividends, which is regulated by banking statutes. The declaration of dividends by the Company is discretionary and will depend on operating results, financial condition, regulatory limitations, tax considerations, and other factors. See Notes to the Consolidated Financial Statements for information concerning restrictions on the payment of dividends. Although the Company has regularly paid dividends since its inception in 1984, there can be no assurance that such dividends will be paid in the future.

     The following table sets forth the historical market price of and dividends declared with respect to Common Stock since January 1, 1999:

                                                                 Cash
   Quarter Ended                     High         Low          Dividend
   -------------------------------------------------------------------------
   March 31, 1999                    $ 15.13       $ 12.00           $0.12
   June 30, 1999                       16.00         11.63            0.12
   September 30, 1999                  17.50         14.56            0.12
   December 31, 1999                   16.63         10.88            0.12

   March 31, 2000                    $ 12.59         $9.19            0.12
   June 30, 2000                       10.40          8.53            0.12
   September 30, 2000                  10.58          8.99            0.12
   December 31, 2000                    9.48          7.70            0.12
   -------------------------------------------------------------------------

     Stock Listing

     State Financial Services Corporation's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "SFSW." Nasdaq is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors, and issuers. Nasdaq is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

     The Company's stock appears in the Wall Street Journal, the Milwaukee Journal/Sentinel, and other publications usually as "State Financial".

     Dividend Reinvestment Plan

     The Company has a Dividend Reinvestment Plan (the "DRP") for the benefit of all shareholders. The DRP is administered by Firstar Bank Milwaukee, N.A., Corporate Trust Division. Under the DRP, registered shareholders of the Company can elect to have their dividends reinvested to purchase additional shares of the Company's Common Stock. To receive information on the DRP, please contact Michael A. Reindl, Senior Vice President and Treasurer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call
(414) 425-1600.

     Form 10-K

     The Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission is available upon request without charge to shareholders of record. Please contact Timothy L. King, Senior Vice President Chief Financial Officer and Controller, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call (414) 425-1600.

     Annual Meeting

     The annual meeting of shareholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, May 2, 2001 at the Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, WI.

     Financial Information

Timothy L. King
Senior Vice President, Chief Financial Officer and Controller
State Financial Services Corporation
10708 West Janesville Road
Hales Corners, Wisconsin 53130
(414) 425-1600

     Transfer Agent

Firstar Bank Milwaukee, N.A.
Corporate Trust Division
1555 North RiverCenter Drive
Milwaukee, WI 53212
(800) 637-7549
(414) 276-3737

ITEM  6.  SELECTED FINANCIAL DATA
-------   -----------------------

     The following table sets forth selected financial data of State Financial Services Corporation (hereinafter referred to as the "Company") and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):

                                                                          As of or for the years ended December 31,
  --------------------------------------------------------------------------------------------------------------------------------
                                                                 2000           1999           1998          1997         1996
  --------------------------------------------------------------------------------------------------------------------------------
  Condensed Income Statement:
  Total interest income (taxable equivalent)1                     $79,039        $66,610        $58,397      $49,743      $45,935
  Total interest expense                                           41,693         30,132         25,923       20,072       19,633
  --------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                              37,346         36,478         32,474       29,671       26,302
  Provision for loan losses                                           810            750            690          450          330
  Other income                                                      5,806          7,993          6,965        4,664        4,281
  Other expense                                                    36,297         30,963         34,801       22,195       22,732
  --------------------------------------------------------------------------------------------------------------------------------
  Income before income tax                                          6,045         12,758          3,948       11,690        7,521
  Income tax                                                        1,925          4,333          1,981        3,961        2,420
  Less taxable equivalent adjustment                                1,122            993            810          512          453
  --------------------------------------------------------------------------------------------------------------------------------
  Net income                                                       $2,998         $7,432         $1,157       $7,217       $4,648
  --------------------------------------------------------------------------------------------------------------------------------

  Per share data:
  Basic earnings per share                                          $0.38          $0.80          $0.12        $0.75        $0.48
  Diluted earnings per share                                         0.38           0.80           0.12         0.74         0.48
  Cash Dividends declared                                            0.48           0.48           0.48         0.40         0.33
  Book Value                                                        13.33          12.79          13.36        13.19        14.10

  Balance sheet totals:
  Total assets                                                 $1,080,786     $1,090,024       $828,369     $773,873     $657,557
  Loans, net of unearned discount                                 660,909        742,196        607,949      563,174      460,369
  Allowance for loan losses                                         7,149          6,905          4,485        4,370        3,552
  Deposits                                                        859,356        847,051        652,905      617,995      508,464
  Borrowed funds                                                   99,120         89,634         29,117        9,850        8,000
  Notes payable                                                     7,309         39,959          6,750        5,300          962
  Shareholders' equity                                            106,499        109,668        134,637      133,763      135,408

  Financial Ratios:
  Return on average assets                                          0.27%          0.78%          0.15%        1.09%        0.76%
  Return on average equity                                           2.73           6.00           0.86         5.40         5.05
  Dividend payout ratio                                            125.58          58.77         457.40        49.80        27.10
  Allowance for loan losses loans                                    1.07           0.92           0.73         0.77         0.77
  Non-performing assets to total assets                              0.84           0.50           0.47         0.58         0.64
  Net charge-offs to average loans                                   0.08           0.08           0.10         0.06         0.07
  --------------------------------------------------------------------------------------------------------------------------------

1.   Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 34% incremental income tax rate, consistent with the Company's historical experience, is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.
2.   All dividends represent the amount per share declared by the Company for each period presented.

     Selected Quarterly Financial Data

     The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data).

                                                            2000                                         1999
-----------------------------------------------------------------------------------------------------------------------------------
                                             12/31       9/30        6/30       3/31       12/31       9/30        6/30       3/31
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                            $19,639     $19,484    $19,416    $19,379     $18,344    $18,067     $14,947    $14,260
Interest expense                            11,071      10,691     10,269      9,662       9,138      8,299       6,394      6,302
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                          8,568       8,793      9,147      9,717       9,206      9,768       8,553      7,958
Provision for loan losses                      203         202        203        202         203        202         173        172
Other income (loss)                          2,355       (447)      2,020      1,877       1,638      2,174       2,337      1,844
Other expense                                8,129      11,109      8,492      8,567       8,973      8,261       6,811      6,918
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax              2,591     (2,965)      2,472      2,825       1,668      3,479       3,906      2,712
Income tax (benefit)                           983     (1,146)        969      1,119         665      1,077       1,406      1,185
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $1,608    $(1,819)     $1,503     $1,706      $1,003     $2,402      $2,500     $1,527
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic          $0.21     $(0.23)      $0.19      $0.21       $0.12      $0.26       $0.26      $0.16
Net income (loss) per share - diluted         0.21      (0.23)       0.19       0.21        0.12       0.26        0.26       0.16
Dividends per share                           0.12        0.12       0.12       0.12        0.12       0.12        0.12       0.12
-----------------------------------------------------------------------------------------------------------------------------------

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

GENERAL

     The following discussion is intended as a review of the significant factors affecting the Company's financial condition and results of operations as of and for the year ended December 31, 2000, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

     On June 23,1999, the Company completed its cash acquisition of First Waukegan Corporation (FWC), and its subsidiary, Bank of Northern Illinois, N.A.
(BNI). The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of FWC's and BNI's operating results in the consolidated statements of income from the date of acquisition. Accordingly, FWC's and BNI's operating results are included in the consolidation results of operations since June 23, 1999.

     On December 15, 1998, the Company completed its acquisition of Home Bancorp of Elgin, Inc, the parent company of Home Federal Savings and Loan Association of Elgin (Home), a federally chartered thrift. The acquisition was accounted for using the pooling-of-interests method of accounting. Accordingly, all financial data presented herein has been restated to include the balances and results of Home as of and for the periods presented.

     On September 8, 1998, the Company completed its stock acquisition of Lokken, Chesnut and Cape (LCC). The acquisition was recorded for as a purchase. The Company's Consolidated Statements of Income, and related schedules in Management's Discussion and Analysis of Financial Condition and Results of Operations include LCC's results for the full years ended December 31, 2000 and 1999, and for the period September 8, 1998 through December 31, 1998. LCC's financial condition is included in the Company's Consolidated Statements of Condition dated December 31, 2000 and 1999.

NET INCOME AND DIVIDENDS

     For the years ended December 31, 2000, 1999, and 1998, the Company reported net income of $3.0 million, $7.4 million, and $1.1 million, respectively. Consolidation expense of approximately $4.7 million related to the Company's consolidation of its five bank and thrift charters into one nationally chartered bank impacted earnings in 2000. Merger-related charges of approximately $598 thousand in 1999 and $7.9 million in 1998 impacted each respective years earnings. Excluding these charges on a tax-effected basis, the Company reported net income of $5.9 million, $8.5 million, and $7.1 million for the years ended 2000, 1999, and 1998. The Company's reported return on average assets for the years ended December 31, 2000, 1999, and 1998 was 0.27%, 0.78%, and 0.15%, respectively. Reported return on average equity for the same periods was 2.73%, 6.00%, and 0.86%. Exclusive of the tax-effected consolidation charges, return on average assets and return on average equity were 0.54% and 5.37%, respectively for the year ended December 31, 2000. Exclusive of the tax-effected merger related charges, return on average assets and return on average equity were 0.89% and 6.84%, respectively, for the year ended December 31, 1999, and 0.89% and 5.25% for the year ended December 31, 1998. On a per share basis, basic earnings were $0.38 for 2000, $0.80 for 1999, and $0.12 for 1998. Exclusive of consolidation and merger-related charges, basic earnings per share were $0.74 for 2000, $0.91 for 1999, and $0.74 for 1998. The Company declared per share dividends of $0.48 for each year ended December 31, 2000, 1999, and 1998.

INCOME STATEMENT ANALYSIS

     Net Interest Income

     Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measurement of the Company's effectiveness in managing its interest rate sensitivity. For the year ended December 31, 2000, taxable-equivalent net interest income improved $868 thousand (2.4%) to $37.3 million. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for an increase of $1.7 million while changes in interest rates accounted for a decrease of $838 thousand in taxable-equivalent net interest income.

     Volume changes most fundamentally impacted the components of the Company's consolidated taxable-equivalent net interest income in 2000. Taxable-equivalent total interest income increased $12.4 million in 2000 due to a $127.9 million (14.6%) increase in the volume of average total outstanding interest-earning assets resulting from the inclusion of BNI and internal growth. As a result of the volume increase, total interest income improved $9.5 million for the year ended December 31, 2000. Interest rate changes increased by $2.9 million mainly due to the rising interest rate environment during 2000. The combined impact of these changes resulted in an increase in the Company's taxable-equivalent yield on interest-earning assets to 7.84% in 2000 from 7.59% in 1999.

     The Company experienced an increase in its funding costs during 2000 to 4.77% from 4.14% for the year ended December 31, 1999. The increased funding cost was mainly due to a higher interest rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings and increased debt incurred to fund the Company's stock repurchase activities. Short-term borrowings increased in 2000 to 16.9% of the Company's average interest-bearing liabilities compared to 10.7% in 1999. This increase was necessary to fund asset growth not supported by core deposit growth. Historically these funding sources carry a comparatively higher cost than core deposits and have increased in cost over the preceding twelve months due to the higher rate environment. For the year ended December 31, 2000, average money market accounts comprised 21.5% of the Company's average interest-bearing liabilities compared to 21.0% for 1999. Time deposits comprised 34.2% of the Company's average interest-bearing liabilities compared to 37.4% in 1999.

     The Company's net yield on interest-earning assets (net interest margin) contracted to 3.71% for the year ended December 31, 2000 from 4.16% for the year ended December 31, 1999 as a result of the aforementioned changes.

     For the year ended December 31, 1999, taxable-equivalent net interest income increased $4.0 million (12.3%) compared to the year ended December 31, 1998, primarily due to the inclusion of BNI. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for $4.0 million and changes in the rate accounted for $47 thousand of the 1999 improvement in taxable-equivalent net interest income. Excluding BNI, taxable-equivalent net interest income decreased $12 thousand (0.4%) for the year ended December 31, 1999.

     The Company's 1999 cost of funds decreased to 4.14% from 4.46% for the year ended December 31, 1998, due primarily to lower interest rates on savings, NOW, and money market deposits resulting from Management's strategic repricing decisions on these products. The Company relied on a greater amount of interest-bearing liabilities to fund the growth in average interest-earning assets in 1999, the stock repurchase program and the cash acquisition of BNI. Short-term borrowings increased in 1999 to 10.7% of the Company's average interest-bearing liabilities compared to 3.7% in 1998. For the year ended December 31, 1999, average money market accounts comprised 21.0% of the Company's average interest-bearing liabilities compared to 18.8% for 1998. Time deposits comprised 37.4% of the Company's average interest-bearing liabilities compared to 44.9% in 1998.

     The following table sets forth average balances, related interest income and expense, and effective interest yields and rates for the years ended December 31, 2000, 1999, and 1998 (dollars in thousands):

                                                2000                          1999                            1998
---------------------------------------------------------------------------------------------------------------------------------
                                      Average              Yield/     Average             Yield/     Average              Yield/
                                      Balance   Interest    Rate     Balance    Interest   Rate     Balance    Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                          $726,027  $60,018     8.24%   $683,095   $54,761    8.02%    $585,479    $48,822     8.34%
  Taxable investment securities         221,313   15,141     6.82     123,446     7,600     6.16      71,801      4,381     6.10
  Tax-exempt investment securities3      41,710    2,921     6.98      37,033     2,539     6.86      29,683      2,040     6.87
  Other short-term investments              591       39     6.66       6,901       357     5.18       8,004        459     5.73
  Interest-earning deposits               7,697      383     4.95      19,553       964     4.93      38,343      2,062     5.38
  Federal funds sold                      7,833      537     6.84       7,254       389     5.36      11,692        633     5.41
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         1,005,171   79,039     7.84     877,282    66,610     7.59     745,002     58,397     7.84
---------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets:
  Cash and due from banks                35,730                        34,046                         23,031
  Premises and equipment, net            24,519                        17,716                         13,521
  Other assets                           40,971                        25,688                         18,473
  Less allowance for loan losses         (7,121)                       (5,682)                        (4,475)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $1,099,270                      $949,050                       $795,552
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                         $102,487   $1,714     1.67%    $97,797    $1,715     1.75%    $82,778     $1,890     2.28%
  Money market accounts                 187,436    9,274     4.93     152,636     6,155     4.03     109,509      4,794     4.38
  Savings deposits                      136,672    3,634     2.65     127,524     3,391     2.66     106,543      3,007     2.82
  Time deposits                         298,187   17,084     5.71     272,194    14,613     5.37     261,032     15,105     5.79
  Notes payable                          33,758    2,781     8.22      13,882       938     6.76       2,053        143     6.97
  FHLB borrowings                        89,062    5,600     6.27      45,775     2,399     5.24      10,417        519     4.98
  Federal funds purchased                11,525      829     7.17       9,529       493     5.17          61          4     6.56
  Securities sold under
  agreement to repurchase                12,440      777     6.23       8,938       428     4.79       8,690        460     5.29
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      871,567   41,693     4.77     728,275    30,132     4.14     581,083     25,922     4.46
---------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
  Demand deposits                       113,305                        90,173                         72,684
  Other                                   4,723                         6,810                          6,767
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                       989,595                       825,258                        660,534
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                    109,675                       123,792                        135,018
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                $1,099,270                      $949,050                       $795,552
---------------------------------------------------------------------------------------------------------------------------------
Net interest earning and
 Interest rate spread                            $37,346     3.07%              $36,478     3.46%               $32,475     3.38%
---------------------------------------------------------------------------------------------------------------------------------
Net yield on interest-earning assets                         3.71%                          4.16%                           4.36%
---------------------------------------------------------------------------------------------------------------------------------

1.   For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
2.   Interest earned on loans includes loan fees, which are not material in amount.
3.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% tax rate for all years presented.

     The following table presents the amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities (dollars in thousands). The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial rate constant) and the changes related to average interest rates (changes in average rate holding the initial balance constant). Change attributable to the combined impact of volume and rate has been allocated proportionately to change due to volume and change due to rate.

                                                           2000 Compared to 1999               1999 Compared to 1998
                                                           ---------------------               ---------------------
                                                         Increase/(Decrease) Due to          Increase/(Decrease) Due to

----------------------------------------------------------------------------------------------------------------------------
                                                       Volume        Rate         Net       Volume       Rate        Net
----------------------------------------------------------------------------------------------------------------------------
Interest earned on:
  Loans1,2                                               $3,514       $1,743      $5,257      $7,874    $(1,935)     $5,939
  Taxable investment securities                           6,619          922       7,541       3,183         36       3,219
  Tax-exempt investment securities2                         325           57         382         505         (6)        499
  Other short-term investments                             (396)          78        (318)        (60)       (43)       (103)
  Interest-earning deposits                                (588)           6        (582)       (937)      (161)     (1,098)
  Federal funds sold                                         33          115         148        (238)        (6)       (244)
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                             9,507        2,921      12,428      10,327     (2,115)      8,212
Interest paid on:
  NOW accounts                                               79          (80)         (1)        308       (483)       (175)
  Money market accounts                                   1,559        1,560       3,119       1,768       (407)      1,361
  Savings deposits                                          243            0         243         562       (178)        384
  Time deposits                                           1,451        1,020       2,471         630     (1,122)       (492)
  Notes payable, mortgage payable, federal funds
      purchased, and  securities sold under
      agreement to repurchase                             4,469        1,260       5,729       3,101         31       3,132
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                        7,801        3,760      11,561       6,369     (2,159)      4,210
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $1,706        $(839)       $867      $3,958        $44      $4,002
----------------------------------------------------------------------------------------------------------------------------
1.   Interest earned on loans includes loan fees, which are not material in amount.
2.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% tax rate for all years presented.

     Provision for Loan Losses

     The provisions for loan losses were $810,000, $750,000, and $690,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 and 1999 provisions reflect the change in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in real estate mortgages.

     Other Income

     In 2000, other income decreased $2.2 million (27.4%) compared to 1999 mainly due to a loss of $2.5 million from the sale of approximately $90 million in fixed-rate mortgage loans and investment securities that had yields below market interest rates. Exclusive of the loss, total other income increased $251 thousand mainly due to increases in merchant services, asset management commissions and other income offset by decreases in gains on mortgage origination sales and fair market value adjustment on mortgages marked to market. Other income increased $1.0 million (14.8%) in 1999 as compared to 1998. The inclusion of BNI accounted for $1.0 million of this increase. Exclusive of BNI, other income decreased $436,000 (6.3%) due to decreases in mortgage sale gains and marking $45.0 million of loans to market, offset by improvements in merchant services income, security transaction commissions and investment security gains. The composition of other income is shown in the following table (dollars in thousands).

                                                   Years ended December 31,
--------------------------------------------------------------------------------
                                                      2000       1999      1998
--------------------------------------------------------------------------------
Service charges on deposit accounts                 $2,134     $2,185    $1,956
ATM and Merchant services                            2,654      2,213     2,031
Security commissions and management fees             1,149      1,124       534
Investment securities gains                             39        992       421
Gain (loss) on sale of loans                       (1,549)      1,013       962
Fair market value adjustment-loans held for sale         -      (736)         -
Other                                                1,379      1,202     1,061
--------------------------------------------------------------------------------
Total other income                                  $5,806     $7,993    $6,965
--------------------------------------------------------------------------------

     For the year ended December 31, 2000 service charges on deposit accounts decreased $51 thousand (2.3%) compared to 1999, the majority of which was due to reduced income from service charges on business deposit accounts. Service charges on deposit accounts for the year ended December 31, 1999 increased $229 thousand (11.7%) compared to the year ended December 31, 1998, of which $309 thousand was due to the inclusion of BNI's results. Exclusive of BNI, service charges on deposit accounts decreased $80 thousand (4.1%) mainly due to reduced income from service charges on business deposit accounts

     ATM service charges are the terminal usage fees charged to non-customers and the fees received from other institutions resulting from their customers' usage of the Company's automated teller machines. Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category increased $441 thousand (20.0%) in 2000 and $182 thousand (8.9%) in 1999. The increase in 2000 was mainly due to added merchant services in the Illinois area and the 1999 increase was due to volume increases and rate adjustments.

     Security commissions are the fees received from the Company's investment services and brokerage activities. Management fees represent the fees charged by LCC for its asset management services. For the year ended December 31, 2000 security commissions and management fees increased $25 thousand compared to 1999. For the year ended December 31, 1999 asset management fees increased $458 thousand compared to 1998 due to a full year inclusion of LCC and security commissions increased $132 thousand due to increased volume and added brokerage activities in Illinois.

     The Company realized $39 thousand in net investment security gains for the year ended December 31, 2000. For the year ended December 31, 1999, the Company realized $992 thousand in investment security gains mainly from the sale of marketable equity securities and $242 thousand from the sale of its ATM service provider. For the year ended December 31, 1998, the Company realized $400 thousand in gains from the sale of marketable equity securities and $22 thousand in gains from investment security sales.

     The loss on sale of loans of $1.5 million for the year ended December 31, 2000 was mainly due to a $2.3 million loss from balance sheet restructuring offset by $751 thousand in gains on mortgage origination sales. Gains on mortgage origination sales increased $50 thousand (5.2%) in 1999 compared to 1998. Exclusive of BNI, gains on mortgage origination sales decreased $401 thousand due to a lower volume of mortgage origination sales.

     During 1999 there was a negative fair market adjustment on mortgages marked to market of $736 thousand. This resulted from marking approximately $45 million of mortgages to market in anticipation of securitizing and selling them to the secondary market in the first quarter 2000.

     Other income increased $177 thousand (14.7%) in 2000 and $141 thousand (13.3%) in 1999. The increase in 2000 was mainly due to increased insurance commissions, cashier check commissions, and safe deposit rent. The increase in 1999 was mainly due to the inclusion of BNI's $124 thousand in other income, which included $60 thousand in trust fee income from their trust division, $38 thousand in exchange & commissions, and $29 thousand in safe deposit rent. Exclusive of BNI, other income increased $34 thousand. This net increase was comprised primarily of increased insurance commissions of $25 thousand, $51 thousand of cashier check commissions received from a new activity implemented in 1999, and gains of $148 thousand on fixed asset sales. These were offset by a $147 thousand gain from the sale of a credit card portfolio in 1998, a decrease of $26 thousand in miscellaneous credit card income, a decrease of $19 thousand in building rent, and a $13 thousand loss on sale of other real estate.

     Other Expense

     Other expense increased $5.3 million (17.2%) for the year ended December 31, 2000, which included $2.2 million of charter consolidation expense. Other expense decreased $3.8 million (11.0%) for the year ended December 31, 1999, which included $4.1 million for expenses at BNI, and $598 thousand in one-time charges related to the Home acquisition.

                                                   Years ended December 31,
----------------------------------------------------------------------------
                                                 2000      1999       1998
----------------------------------------------------------------------------
Salaries and employee benefits                $14,671    $13,881    $12,907
Occupancy and equipment                         6,008      4,877      4,004
Data processing                                 1,918      2,054      1,978
Legal and professional                          1,682      1,241      1,141
ATM and Merchant services                       1,847      1,681      1,579
Consolidation and merger-related charges        2,230        598      7,917
Advertising                                     1,223      1,133        901
Goodwill amortization                           2,053      1,387        633
Other                                           4,665      4,111      3,742
----------------------------------------------------------------------------
Total other expense                           $36,297    $30,963    $34,802
----------------------------------------------------------------------------

     Salaries and employee benefits increased 5.7% or $790 thousand in 2000 mainly due to additional staff associated with opening two new offices and a full year inclusion of BNI in 2000 compared to half year in 1999. In 1999 salaries and employee benefits increased $974 thousand. Exclusive of BNI, salaries and employee benefits decreased $942 thousand (7.3%) in 1999. This decrease was mainly due to efficiencies realized from the Home merger and reduced health insurance costs.

     Occupancy and equipment expense increased $1.1 million in 2000 mainly due to increased depreciation expense associated with the new branch offices and the installation of an upgraded computer network, communication system and related equipment in the later part of 1999. Occupancy and equipment expense increased $873 thousand in 1999, of which the inclusion of BNI accounted for $599 thousand of the increase. Without the BNI impact, occupancy and equipment expense increased $274 thousand (6.8%) for the year ended 1999 due to increased depreciation expense on a new computer and telephone network.

     Data processing had a slight decrease in 2000 compared to 1999 due to the conversion of all offices to the Company's third party services provider during 1999 and the related re-negotiation of the Company's service contract. During 1999, data processing expense increased $76 thousand in total and decreased $125 thousand (6.3%) exclusive of BNI.

     Legal and professional fees increased $442 thousand in 2000 due to certain nonrecurring legal matters and increased audit costs resulting from the Company's growth over the preceding two years. Legal and professional fees increased $100 thousand in 1999. Exclusive of BNI, legal and professional fees decreased $84,000 (7.4%) due to efficiencies realized from the Home merger and reduced legal costs on collection activities.

     ATM expense is the fees charged by the Company's service provider for the Company's customer use of automated teller machines that are not owned by the Company. Merchant service expense results from providing the Company's business customers the ability to accept credit cards in payment for goods and services. For the year ended December 31, 2000, ATM and merchant services increased $167 thousand due to increased customer volume for merchant services offset by decreased ATM expense due to the Company converting the service bureau used to drive its ATM's. The $101 thousand increase in 1999 was the result of growth in the Company's customer base in merchant services and rate adjustments enacted by the Company's service provider during the year.

     In the third quarter, 2000, the Company recorded a non-recurring consolidation charge of approximately $2.2 million related to the charter consolidation of the Company's five banks. The charge includes expenses for employee severance, branch closure and data processing conversion. In 1999, the Company recognized $598 thousand in merger-related charges related to its acquisition of Home. In 1998, the Company recognized $7.9 million in one-time charges related to its acquisition of Home. In 1998, the merger-related charge represented costs incurred for legal, professional, and investment banking fees of $2.6 million, dissolution of Home's Recognition and Retention Plan of $3.1 million, payments made under severance agreements of $1.3 million, and $834 thousand in various expenses associated with merging the two companies. This included adjustments made to conform Home with the Company's accounting methods, regulatory filing fees, and various costs associated with each company's special shareholders' meeting held to consider the merger. In 1999, the merger-related charge related solely to the dissolution of Home's ESOP.

     Advertising expense increased $89 thousand in 2000 due primarily to the charter consolidation. Advertising expense increased $232 thousand in 1999, of which $42 thousand was due to the inclusion of BNI. Absent the acquisition impact, advertising expense increased $190 thousand in 1999 mainly due to additional marketing to business customers during the year.

     Goodwill amortization increased $666 thousand in 2000 due to a full year amortization related to the BNI acquisition. Goodwill amortization increased $754 thousand in 1999 due to a full year amortization related to the LCC acquisition and the inclusion of the BNI acquisition.

     Other expense increased $554 thousand in 2000 mainly due to increased delivery and postage, charity and donations, and correspondent bank service charges.. Other expense increased $369 thousand in 1999, including $456 thousand in expenses at BNI. Exclusive of BNI, other expense decreased $85 thousand due to decreases in director fees, credit card expense, loan collection expense, other real estate expense, and liability insurance, offset by increases in telephone, delivery and postage, charity and donations, and travel and auto.

     Income Tax

     The Company's consolidated income tax rate varies from statutory rates principally due to tax-exempt interest income on investment securities and loans, nondeductible merger related expenses and goodwill amortization. The effective tax rate for 2000 was 39.1% compared to 36.8% in 1999 and 63.1% in 1998. Provisions for income tax were $1.9 million, $4.3 million and $2.0 million for the years 2000, 1999 and 1998, respectively. Income tax expense decreased $2.4 million in 2000 due to the $6.8 million decline in pre-tax income which resulted primarily from the $4.7 million non-recurring consolidation charge.

Balance Sheet Analysis

     The composition of assets and liabilities are generally the result of management decisions influenced by market forces. At both December 31, 2000 and 1999, the Company reported total assets of $1.1 billion.

     Lending Activities

     The Company's largest single asset category continues to be loans. The Company's gross loans, as a percentage of total deposits, were 77.7% at December 31, 2000 compared to 88.4% at December 31, 1999. The following table shows the Company's loan portfolio composition on the dates indicated (dollars in thousands).

                                                                     At December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                        % of                % of               % of                % of               % of
                                    2000 total          1999 total         1998  total         1997 total         1996 total
-------------------------------------------------------------------------------------------------------------------------------
Commercial                      $139,865    20.9%   $129,470    17.3%   $56,675      9.3%   $56,030     9.9%   $44,088     9.5%
Commercial Real Estate           115,427    17.3     100,914    13.5     67,958     11.1     63,992    11.3     45,495     9.8
Real Estate                      329,658    49.4     445,624    59.5    438,886     71.7    397,708    70.1    330,490    71.2
Installment                       70,668    10.6      62,180     8.3     37,519      6.1     37,496     6.6     30,619     6.6
Other                             12,440     1.9      10,913     1.5     11,395      1.9     12,318     2.2     13,230     2.9
-------------------------------------------------------------------------------------------------------------------------------
Total Loans                     $668,058            $749,101           $612,433            $567,544           $463,922
-------------------------------------------------------------------------------------------------------------------------------

     Total loans outstanding decreased $81.0 million (10.8%) in 2000 mainly due to the balance sheet restructuring offset by loan growth. Total loans outstanding increased $136.7 million (22.3%) in 1999 mainly due to the BNI acquisition and internal loan growth over the preceding twelve months. The BNI acquisition accounted for $86.5 million of the Company's 1999 loan growth. Internally, loans grew $50.2 million due to strong loan demand.

     Real estate loans represent the Company's largest loan category, comprising 49.4% of the loan portfolio at December 31, 2000 compared to 59.5% at December 31, 1999. The decrease was mainly due to management's decision to restructure the balance sheet through the sale of approximately $45 million of mortgage loans in the first quarter 2000 and approximately $70.0 million of mortgage loans in the fourth quarter 2000. The concentration of real estate loans decreased from 71.7% in 1998 to 59.5% in 1999, which resulted from management's strategic decisions to diversify the loan portfolio into commercial and installment loans and the incorporation of BNI's loan portfolio.

     The Company continues to emphasize commercial real estate lending. Commercial real estate activity increased $14.5 million in 2000 compared to 1999 due to internal growth and $33.0 million in 1999 compared to 1998 due to the BNI acquisition. The BNI acquisition accounted for $23.0 million of this increase in 1999. The remaining increase was due to internal growth during 1999, after relatively flat activity during 1998 due to intense pricing competition in the Company's markets during the year. The Company's commercial real estate loans continue to be generally secured by owner occupied, improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company's primary market areas subject to a maximum 75% loan to value ratio pursuant to its loan policy. Loans for construction and land development are generally secured by the property under construction or development up to a maximum loan to value of 75% of estimated cost or appraisal value of the completed project whichever is less. The Company further monitors construction and land development credits by disbursing draws under the credit commitment upon satisfactory title company inspections of construction progress and evidence of proper lien waivers. The borrower's creditworthiness and the economic feasibility and cash flow abilities of the project are fundamental concerns in the Company's commercial real estate and construction/land development lending. Loans secured by commercial property, whether existing or under construction, and land development are generally larger in size and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties, businesses, or developments. As a result, the value of properties securing such loans are likely to be subject to the local real estate market and general economic conditions, including movements in interest rates. The Company generally writes commercial real estate loans for maturities up to five years although the total amortization period may be as long as twenty years, amortized monthly. The Company generally writes construction and land development loans on terms up to a maximum of 24 months and requires the borrower to make defined principal reductions at stated intervals during that term. The Company additionally attempts to have construction credits further supported by end mortgage commitments wherever possible. The Company will generally make credit extensions for land development projects to experienced, strong borrowers with adequate outside liquidity to support the project in the event the actual project performance is slower than projection.

     The Company's real estate loans, like all of the Company's loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines, which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the real estate loan portfolio as of December 31, 2000:

     ------------------------------------------------------------------------
     1-4 family first liens on residential real estate                83.57%
     Multifamily residential                                           5.63
     1-4 family junior liens on residential real estate (including
         home equity lines of credit)                                  3.97
     Construction, land development, and farmland                      6.84
     ------------------------------------------------------------------------

     Commercial loans increased $10.4 million (8.0%) in 2000 due to internal loan growth. Commercial loans increased $72.8 million (128.4%) in 1999. With BNI accounting for $49.5 million of this increase. Commercial loans are underwritten according to the Company's loan policy, which sets forth the amount of credit which can be extended based upon the borrower's cash flow, debt service capacity, and discounted collateral value. Commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may be dependent on the success of the business itself, which, in turn, is likely to be dependent upon the general economic environment. In recognition of this risk, the Company emphasizes capacity to repay the loan, adequacy of the borrower's capital, an evaluation of the industry conditions affecting the borrower, and current credit file documentation. The Company's commercial loans are typically secured by the borrower's business assets such as, inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guaranties of the principals.

     Installment loans increased $8.5 million during 2000 due to loan growth. Installment loans increased $24.7 million during 1999 with the BNI acquisition representing $10.9 million of the increase. The remaining increase of $13.8 million was due to increased volume of indirect auto loans. The Company cultivates installment loans primarily through the purchase of loan contracts from its network of auto dealers developed over the years. The Company continues to pursue additional auto dealer contacts to build this network of loan referrals. The Company's indirect auto loan underwriting emphasizes the purchase of the highest quality loan contracts to minimize risk of loss in this lending activity.

Other loans increased $1.5 million in 2000 due to increases in municipal loans and overdrafts. In 1999 other loans decreased $481 thousand, primarily due to decreases in personal reserve accounts, student loans and municipal loans.

     The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, installment loans, and lease financing) outstanding as of December 31, 2000 (dollars in thousands). Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                     After One    After
                                        Within      But Within    Five
                                       One Year     Five Years    Years       Total
-------------------------------------------------------------------------------------
Commercial                              $41,103        $46,311     $4,940    $92,355
Real Estate                              37,299        101,563     22,315    161,177
-------------------------------------------------------------------------------------
                                        $78,402       $147,875    $27,255   $253,532
-------------------------------------------------------------------------------------
Loan Maturing after one year with:
  Fixed Interest Rates                                $244,413   $177,182
  Variable Interest Rates                               45,502     16,474
-------------------------------------------------------------------------------------
Total                                                 $289,915   $193,656
-------------------------------------------------------------------------------------

     Risk Elements in the Loan Portfolio

     Certain risks are inherent in the lending function including a borrower's subsequent inability to pay, insufficient collateral coverage, and changes in interest rates. The Company attempts to reduce these risks by adherence to a written set of loan policies and procedures. Included in these policies and procedures are underwriting practices covering debt-service coverage, loan-to-value ratios, and loan term. Evidence of a specific repayment source is required on each credit extension, with documentation of the borrower's repayment capacity. Generally, this repayment source is the borrower's cash flow, which must demonstrate the ability to service the debt based upon historical results and conservative projections of future performance.

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for estimable and probable loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. At December 31, 2000, the Allowance was $7.1 million an increase of $244 thousand from the balance at December 31, 1999.

     The determination of Allowance adequacy is based upon an on-going quarterly evaluation of the Company's loan portfolio conducted by the internal loan review officer and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans. As a percentage of total loans outstanding, the Allowance increased to 1.07% at the end of 2000 compared to 0.92% at the end of 1999. This increase was mainly due to changes in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in real estate mortgages. Based on its analyses, management considers the Allowance adequate to recognize the risk inherent in the consolidated loan portfolio at December 31, 2000.

     The balance of the Allowance and actual loan loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                              Years ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                    2000       1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                    $6,905     $4,485      $4,370      $3,553      $3,537
Charge-offs:
  Commercial                                                         464        776         146         123         122
  Real estate                                                         74         57          39          40         100
  Installment                                                        255        283         465          71          46
  Other                                                               40         48         149         147         118
------------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                                  833      1,164         799         381         386
------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                          96        445          79           8          19
  Real estate                                                          4         14          59          29           2
  Installment                                                        160        121          60          16          26
  Other                                                                7         25          26          17          25
------------------------------------------------------------------------------------------------------------------------
  Total recoveries                                                   267        605         224          70          72
------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                      566        559         575         311         314
Balance of acquired allowance at date of acquisition                   0      2,229           0         678           0
Additions charged to operations                                      810        750         690         450         330
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                          $7,149     $6,905      $4,485      $4,370      $3,553
------------------------------------------------------------------------------------------------------------------------
Ratios:
  Net charge-offs to average loans outstanding                     0.08%      0.08%       0.10%       0.06%       0.07%
  Net charge-offs to total allowance                                7.92       8.10       12.82        7.12        8.84
  Allowance to year end loans outstanding                           1.07       0.92        0.73        0.77        0.77
------------------------------------------------------------------------------------------------------------------------

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the Allowance. The Company generally does not recognize income on loans past due 90 days or more.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                                 At or for the years ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                           2000          1999           1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                         $8,729        $4,737         $3,245        $3,500        $3,300
Accruing loans past due 90 days or more                     106            14            106            20            38
Restructured loans                                            0             0              0             0             0
-------------------------------------------------------------------------------------------------------------------------
Total non-performing and restructured loans               8,835         4,751          3,351         3,520         3,338
Other real estate owned                                     267           740            572           620           895
-------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                              $9,102        $5,491         $3,923        $4,140        $4,233
-------------------------------------------------------------------------------------------------------------------------
Ratios:
  Non-performing loans to total loans                     1.32%         0.64%          0.55%         0.62%         0.72%
  Allowance to non-performing loans                       80.92        145.34         133.84        124.15        106.44
  Non-performing assets to total assets                    0.84          0.50           0.47          0.58          0.64
  Interest income that would have been recorded
      on nonaccrual loans under original terms             $781          $425           $286          $270          $309
  Interest income recorded during the period on
      nonaccrual loans                                      151            71            158           145           145
-------------------------------------------------------------------------------------------------------------------------

     The percentage of non-performing loans to total loans increased to 1.32% at December 31, 2000 from 0.64% at December 31, 1999. Nonaccrual loans increased approximately $4.0 million mainly due to one commercial loan proactively classified by management as nonaccrual due to the borrower's loss of a significant customer. The Company is adequately collateralized on the credit and feels the risk of loss is minimal.

     Financial Accounting Standards Board Statement No. 114 ("FASB 114") defines a loan as impaired if, based on current information or events, it is probable that a creditor will not be able to collect all amounts (both contractual principal and interest) due in accordance with the terms of the original loan agreement. At December 31, 2000, the Company identified approximately $1.9 million in loans considered impaired pursuant to this definition. These loans are included as part of the nonaccrual loans set forth in the table above and represent less than 0.3% of the Company's gross loan portfolio at December 31, 2000. Based upon the analyses of the underlying collateral value of these loans and the low percentage of these loans in relation to the gross loan portfolio, management believes the allowance is adequate to provide for the inherent risk associated with these loans.

     At December 31, 2000, there were no additional loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, impaired (as defined in Financial Accounting Standards Board Statement No. 114), past due, or restructured.

     Investment Activities

     Investment securities that the Company has both the positive intent and ability to hold-to-maturity are carried at amortized cost. Investment securities that the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at their respective fair market value. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of shareholders' equity. The company has no assets classified as trading. See Note 5 to the Consolidated Financial Statements for additional information.

     Total investment securities outstanding at December 31, 2000 increased $77.2 million, due to investing the proceeds from the mortgage loan securitization primarily in mortgage-related securities. The following table presents the combined amortized cost of the Company's held-to-maturity and available-for-sale investment securities on the dates indicated (dollars in thousands).

                                                                                    At December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                               % of             % of             %of
                                                                       2000    total    1999    total   1998     total
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of  U.S. government          $19,614   6.4%   $34,774 15.4%   $41,200   40.0%
agencies
Obligations of states and political subdivisions                       42,584   14.0    40,401  17.9    30,828    29.8
Mortgage-related securities                                           224,891   73.9   137,659  60.9    21,792    21.1
Other securities                                                       17,098    5.6    13,238   5.8     9,509     9.2
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                                $304,187         $226,072        $103,329
-----------------------------------------------------------------------------------------------------------------------

     During 2000, balances in mortgage-related securities increased $86.4 million mainly due to investing the proceeds of the mortgage securitizations in adjustable rate products to shorten the duration of the asset side of the Company's balance sheet and increase the liquidity of these funds. The Company's mortgage-related securities represent balances outstanding on fixed-rate collateralized-mortgage obligations (CMO's) supported by one-to-four family residential mortgage securities issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). To avoid exposure to prepayments, wide market value fluctuations, and recoverability, the Company purchases only the conservative early tranches of the respective CMOs. These investments closely resemble treasury securities in their shorter maturities, marketability, and repayment predictability and accordingly are the least volatile to the impact of market interest rate fluctuations. At December 31, 2000, the remaining average life of the Company's mortgage-related securities was slightly less than three years. Due to the short remaining assumed maturities of these investments and its historical experience with these investments, management does not consider the Company to be exposed to significant interest rate risk or recoverability related to these investments. At December 31, 2000, mortgage-related securities accounted for 73.9% of the Company's investment portfolio compared to 61.0% at December 31, 1999.

     U.S. Treasury securities and obligations of U.S. government agencies (Treasuries/Agencies) decreased $15.2 million in 2000 due to the Company's decision to increase the amount of investments deployed in mortgage-related securities and obligations of states and political subdivisions to take advantage of the comparatively higher yields available on these investment products. As a result of this decline, the percentage of the Company's investment portfolio invested in Treasuries/Agencies decreased to 6.4% at December 31, 2000 from 15.4% at December 31, 1999.

     Obligations of states and political subdivisions increased $2.1 million at December 31, 2000 compared to December 31, 1999 due to the Company reinvesting Treasuries/Agencies maturities in municipal investments to enhance its portfolio yield. At December 31, 2000, obligations of states and political subdivisions comprised 14.0% of the Company's investment portfolio as compared to 17.8% at December 31, 1999.

     Other securities increased $3.9 million in 2000, mainly due to the Company's additional investment in Federal Home Loan Bank Stock during the year. At December 31, 2000, other securities represented 5.6% of the Company's investment portfolio compared to 5.8% at December 31, 1999.

     The maturities and weighted-average yield of the Company's investment securities at December 31, 2000 are presented in the following table (dollars in thousands). Taxable-equivalent adjustments (using a 34% tax rate) have been made in calculating the yields on obligations of states and political subdivisions.

                                                                                 After One        After Five
                                                                  Within         But Within       But Within          After
                                                                 One Year        Five Years        Ten Years        Ten Years
----------------------------------------------------------------------------------------------------------------------------------
                                                             Amount   Yield    Amount   Yield   Amount   Yield   Amount   Yield
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. government   $5,148    5.03%  $12,809   6.12%   $1,000    6.31%      $0    0.00%
    agencies
Obligations of states and political subdivisions               1,411     6.42   22,565    6.61   11,647     7.24   6,961     6.39
Mortgage-related securities                                    8,904     5.98   30,421    6.97   25,003     7.42 161,221     7.42
Other securities                                              15,436     5.11    1,361    4.74      300     8.15       1     0.00
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                        $30,899    5.40%  $67,156   6.64%  $37,950    7.34% $168,183   7.38%
----------------------------------------------------------------------------------------------------------------------------------

     At December 31, 2000, the Company had approximately $42 thousand in net unrealized gains on its held-to-maturity securities and approximately $545 thousand in net unrealized losses on its available-for-sale securities. Unrealized gains and losses resulting from marketable equity securities are impacted by the current market price quoted for the underlying security in relation to the price at which the security was acquired by the Company. Unrealized gains and losses on investment securities are the result of changes in market interest rates and the relationship of the Company's investments to those rates for comparable maturities. Unrealized gains generally result from the interest rates on the Company's portfolio of investment securities exceeding market rates for comparable maturities. Conversely, unrealized losses generally result from the interest rates on the Company's portfolio of investment securities falling below market rates for comparable maturities. If material, unrealized losses could negatively impact the Company's future performance as earnings from these investments would be less than alternative investments currently available and may not provide as wide a spread between earnings and funding costs. The Company does not consider its investment portfolio exposed to material adverse impact to future operating performance resulting from market interest rate fluctuations.

     Deposits

     Deposits are the Company's principal funding source. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 2000, total average deposits increased $97.8 million (13.2%) due to internal deposit growth. For the year ended December 31, 1999, total average deposits increased $107.8 million (17.0%) due to the inclusion of BNI and internal deposit growth.

     The following table sets forth the average amount of and the average rate paid by the Company by deposit category (dollars in thousands):

                                                                          Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      2000                         1999                          1998
------------------------------------------------------------------------------------------------------------------------------------
                                            Average   Average    % of    Average   Average    % of     Average    Average    % of
                                             Amount     Rate    Total     Amount     Rate    Total     Amount      Rate      Total
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing demand deposits        $113,305             13.5%    $90,173             12.2%     $72,684               11.5%
NOW accounts                                 102,487    1.67%     12.2     97,797    1.75%     13.2      82,778     2.28%      13.1
Money market deposits                        187,436     4.93     22.4    152,636     4.03     20.6     109,509      4.38      17.3
Savings                                      136,672     2.65     16.3    127,523     2.66     17.2     106,543      2.82      16.8
Time deposits                                298,187     5.71     35.6    272,194     5.37     36.8     261,032      5.79      41.3
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                       $838,087    3.77%            $740,323    3.49%             $632,546     3.92%
------------------------------------------------------------------------------------------------------------------------------------

     For the year ended December 31, 2000, average non-interest bearing demand deposits increased $23.1 million (25.7%) due to internal growth. For the year ended December 31, 1999, average non-interest bearing demand deposits increased $17.5 million (24.1%) primarily due to the inclusion of BNI in the Company's averages. Non-interest bearing demand deposits represent 13.5% of the Company's average deposit portfolio at December 31, 2000 compared to 12.2% at December 31, 1999.

     Average NOW accounts increased $4.7 million (4.8%) for the year ended December 31, 2000 over 1999 mainly due to growth in personal, business, and municipal account relationships during the year. At December 31, 2000, NOW accounts represent 12.2% of the Company's average total deposits compared to 13.2% at December 31, 1999.

     Average money market deposits increased $34.8 million (22.8%) for the year ended December 31, 2000. The Company continues to experience growth from this funding source due to the popularity of the Money Market Index Account. At December 31, 2000, average money market balances of the Company, represent 22.4% of average total deposits compared to 20.6% at December 31, 1999. Average savings balances increased $9.1 million (7.2%). Average savings balances represent 16.3% of average total deposits at December 31, 2000 compared to 17.2% at December 31, 1999.

     Average time deposit balances increased $26.0 million (9.5%) for the year ended December 31, 2000 compared to the year ended December 31, 1999. At December 31, 2000, average time deposits represent 35.6% of average total deposits compared to 36.8% at December 31, 1999.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows (dollars in thousands).

          ------------------------------------------------
          3 month or less                         $28,642
          Over 3 through 6 months                  11,505
          Over 6 through 12 months                 18,917
          Over 12 months                           10,193
          ------------------------------------------------
          TOTAL                                   $69,257
          ------------------------------------------------

     Approximately 6.4% of the Company's total assets at December 31, 2000 were supported by time deposits with balances in excess of $100,000 as compared to 5.9% at December 31, 1999. The Company's usage of on large balance time deposits to fund its asset base has historically been approximately one-third to one-half of the large liability funding dependence exhibited by its peers.

     Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers.

     The Company's primary funding sources are deposits, loan principal repayments, and maturities of loans and investment securities. Contractual maturities and amortization of loans and investments are a predictable funding source, whereas deposit flows and loan prepayments are impacted by market interest rates, economic conditions, and competition. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination.

     The Company's primary investment activity is loan origination. However, for the year ended December 31, 2000, the Company had a net decrease in loans of $80.5 million, primarily due to the securtization and sale of approximately $109.8 million in long-term fixed-rate mortgages to shorten the duration of the asset side of its balance sheet. Exclusive of this strategic activity, net loans increased $29.4 million or 4.6% over the comparable loan portfolio at December 31, 1999. Proceeds from the mortgage loan securitization were invested in Fannie Mae and Ginnie Mae mortgage pools with adjustable rates repricable from one to five years. Funding for the loan originations came from maturities and sales of investment securities. Net cash provided from operating activities of $16.0 million combined with $12.3 million in deposit growth and $9.5 million in net increased wholesale funds (Federal Home Loan Bank Advances, repurchase agreements, and federal funds purchased) funded net fixed asset purchases totaling $4.7 million and a reduction of the amount outstanding on the Company's credit line of $32.6 million. Cash contraction of $9.8 million was used to fund shareholder dividends totaling $3.8 million and purchase 600,400 shares of the Company's common stock totaling $6.1 million under its stock repurchase program.

     For the year ended December 31, 1999 the Company had a $49.1 million net increase in loans. Advances from the Federal Home Loan Bank funded $45.8 million of the net loan increase with the balance funded by deposit growth. Deposits, exclusive of BNI, increased $9.2 million in total, of which $3.3 million went to fund loan growth. The remaining $5.9 million in 1999 deposit growth combined with $8.5 million in cash provided by operating activities and $33.2 million in net notes payable proceeds, repayments on the Company's ESOP, proceeds of $14.4 million from Federal Funds Purchased, and proceeds from stock option exercises were used to purchase BNI, fund $21.6 million in net investment securities increases, purchase treasury stock at SFSC, pay cash dividends, and fund net increases in cash and cash equivalents.

     Cash and cash equivalents are generally the Company's most liquid assets. The Company's level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $50.1 million and $59.8 million at December 31, 2000 and 1999, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold, commercial paper, and interest-earning deposits.

     Interest Rate Sensitivity

     Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow other funds to finance interest-earning assets. Interest rate risk results when repricing of rates paid on deposits and other borrowing does not coincide with the repricing of interest-earning assets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The following table shows the estimated maturity and repricing structure of the Company's interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 2000 (dollars in millions). For purposes of presentation in the following table, the Company used the national deposit decay rate assumptions published by its regulators as of December 31, 2000, which, for NOW accounts, money market accounts, and savings deposits in the one year or less category were 59%, 65%, and 80%, respectively. The table does not necessarily indicate the impact general interest rate movements may have on the Company's net interest income as the actual repricing experience of certain assets and liabilities, such as loan prepayments and deposit withdrawals, is beyond the Company's control. As a result, certain assets and liabilities may reprice at intervals different from the maturities assumed in the following table given the general movement in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

                                                                       0-30            31-90           91-365          Total
                                                                       days            days             days         0-365 days
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans
  Fixed                                                                  $22.1            $16.8           $62.4          $101.3
  Variable                                                               163.7              0.0             0.0           163.7
Investments                                                               57.6             22.8            73.9           154.3
Federal Funds                                                              1.8              0.0             0.0             1.8
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $245.2            $39.6          $136.3          $421.1
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Savings and NOW deposits                                                 $21.1            $42.1           $63.2          $126.4
Time deposits                                                             34.1             48.7           156.4           239.2
Money market deposits                                                     20.6             41.3            61.9           123.8
Other interest-bearing liabilities                                        10.0              0.0            37.3            47.3
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $85.8           $132.1          $318.8          $536.7
--------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                                                $159.4          $(92.5)        $(182.5)        $(115.6)
Cumulative interest sensitivity gap                                      159.4             66.9         (115.6)         (115.6)
Cumulative interest sensitivity gap as a percentage of total
    earning assets                                                       16.5%             6.9%         (11.9)%         (11.9)%
Cumulative total interest-earning assets as a percentage of
    cumulative interest-bearing liabilities                             286.0%           130.8%           78.5%           78.5%
--------------------------------------------------------------------------------------------------------------------------------

     At December 31, 2000, interest-sensitive assets and interest-sensitive liabilities subject to repricing within one year, as a percentage of total assets were 39.0% and 49.7%, respectively. Variable rate and maturing fixed rate loans are the primary interest-sensitive assets repricing within one year. Time deposits are the most significant liabilities subject to repricing within one year on the funding side of the balance sheet.

     During 2000, the Company securitized and sold $109.8 million of long-term fixed-rate mortgages, replacing them with adjustable rate mortgage investment securities first repriceable in one to three years. The Company strategically entered into this securitization to shorten the duration of the asset side of its balance sheet and enhance liquidity to fund future loan growth. At December 31, 2000, the Company reported a negative cumulative one year gap of (11.9)% compared to (23.3)% at December 31, 1999. The Company's liability-sensitivity at December 31, 2000 would normally indicate that the Company's net interest margin would improve if rates decreased and deteriorate if interest rates increased.

     Capital Resources

     Total shareholders' equity decreased $3.2 million and $25.0 million in 2000 and 1999, respectively and increased $.9 million in 1998. The equity decreases are primarily due to the Company's stock repurchase program under which the Company repurchased approximately 1.5 million shares of common stock at a average price of $16.66 per share in 1999 and, an additional .6 million shares at a average price of $10.17 per share in 2000. The increase in 1998 was mainly due to the retirement of Home's Recognition and Retention Plan commensurate with the merger and the annual allocation of ESOP shares in both the Company's and Home's respective plans.

     Total dividends declared were $3.8 million in 2000, $4.4 million in 1999 and $5.3 million in 1998. The Company maintained a cash dividend declared of $.48 per share in each of these years. The decreases in each year are the direct result of the stock repurchase program.

     Total assets remained relatively unchanged in 2000 in comparison to 1999; increased 31.6% in 1999 due primarily to the acquisition of BNI; and increased 7.0% in 1998. Asset growth, coupled with the Company's stock repurchase program, resulted in average equity to asset ratio of 9.98%, 13.04% and 16.97% in the years 2000, 1999 and 1998 respectively.

     There are certain regulatory constraints which affect the Company's capital levels. At December 31, 2000, the Company's actual regulatory amounts and ratios exceeded those necessary to be defined as "well capitalized" under regulatory framework. See Note 14 and Note 18 to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

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

     Forward Looking Statements

     The Company intends that certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the statements will include words such as "believes," anticipates, "expects, "or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, regulation, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Report of Management

     The management of State Financial Services Corporation is responsible for the preparation and integrity of the Consolidated Financial Statements and other financial information included in this Annual Report. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon informed judgements and estimates by management. The other financial information in this Annual Report is consistent with the financial statements.

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

     The Audit Committee of the Board of Directors, comprised of directors who are not employees of the Company, meets periodically with management, the internal auditor, and the independent auditors to discuss the adequacy of the internal accounting controls. Both the independent auditors and the internal auditor have full and free access to the Audit Committee.


Michael J. Falbo
President and Chief Executive Officer

Timothy L. King
Senior Vice President, Chief Financial Officer and Controller

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

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

     The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the FDIC, adopted a Joint Agency Policy Statement on IRR. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which forms the basis for an ongoing evaluation of the adequacy of IRR management at institutions under their respective supervision. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk management process which effectively identifies, measures, and controls IRR.

     Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the contractual long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, higher net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term fixed-rate liabilities in a decreasing rate environment.

     An institution might use various techniques to minimize IRR. One approach used by the Company is to analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimate sensitivity to actual or potential market interest rate changes. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap which is defined as the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced or repriced over a given time period. For example, if the asset amount to be repriced exceeds the corresponding liability amount subject to repricing for a given day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose and conversely decrease if market interest rates fell. Alternatively, if more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and improve when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

     Several ways an institution can manage IRR include selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example by, shortening terms of new loans or investments; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. SFSC has not purchased derivative financial instruments in the past.

     Financial institutions are also subject to prepayment risk in falling interest rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower interest rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company. SFSC also has a $50.0 million line of credit available through a third party financial institution.

     The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, receivable, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Quantitative Disclosures of Market Risk

------------------------------------------------------------------------------------------------------------------------------------
      Maturity Date                                                                                                     Fair Value
                                2001        2002        2003        2004         2005        Thereafter     Total       12/31/00
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Fixed interest rate loans     $98,281,287 $75,512,505 $73,176,775 $57,495,091  $40,358,856  $138,772,786  $483,597,300  $482,770,409
 Average interest rate              8.64%       8.51%       8.64%       8.49%        8.57%         7.19%         8.18%
Variable interest rate loans  $90,514,518 $13,044,204  $5,686,198  $7,278,488   $8,843,645   $59,104,023  $184,461,076  $184,461,076
 Average interest rate              9.57%       9.50%       9.28%       9.30%        8.49%         7.79%         8.92%
Fixed interest rate
 Securities                   $25,401,369 $13,484,901 $26,507,369 $17,599,661   $9,611,494  $206,084,575  $298,689,369  $306,656,689
 Average interest rate              5.47%       6.48%       6.75%       6.86%        6.63%         7.37%         7.06%

------------------------------------------------------------------------------------------------------------------------------------

Rate sensitive liabilities:
Savings & interest-bearing
 Checking                    $417,225,654         ---         ---         ---          ---           ---  $417,225,654  $417,225,654
 Average interest rate              3.43%         ---         ---         ---          ---           ---         3.43%
Time deposits                $235,043,626 $37,211,522 $16,594,215  $6,686,149  $10,559,076     1,142,370  $307,236,958  $309,911,312
 Average interest rate              5.71%       6.18%       6.05%       6.28%        6.19%         6.87%         5.82%
Variable interest
 Rate borrowings             $106,428,760         ---         ---         ---          ---           ---  $106,428,760  $106,428,760
 Average interest rate              6.64%         ---         ---         ---          ---           ---         6.64%
------------------------------------------------------------------------------------------------------------------------------------

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
State Financial Services Corporation


     We have audited the accompanying consolidated statements of condition of State Financial Services Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Home Federal Savings and Loan Association of Elgin for the year ended December 31, 1998, which statements reflect total interest income of $24,359,000 for the year then ended. Those statements were audited by KPMG LLP whose report has been furnished to us, and our opinion, insofar as it relates to data included for Home Federal Savings and Loan Association of Elgin, is based solely on the report of KPMG LLP.

     We conducted our audits in accordance with audit standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                         /s/ Ernst & Young LLP


Chicago, Illinois
February 16, 2001
Except for Note 21, as to which the date is March 7, 2001

                               State Financial Services Corporation and Subsidiaries

                                        Consolidated Statements of Condition
                                                                                         December 31
                                                                                     2000               1999
                                                                            ---------------------------------------
Assets
Cash and due from banks                                                             $44,993,586        $51,710,232
Interest-bearing bank balances                                                        3,303,170          7,128,225
Federal funds sold                                                                    1,760,272            945,576
                                                                            ---------------------------------------
Cash and cash equivalents                                                            50,057,028         59,784,033
Investment securities:
   Held-to-maturity (fair value of $3,015,242--2000 and $3,366,087--1999)             2,973,224          3,333,183
   Available-for-sale (at fair value)                                               300,668,224        218,602,218
Loans (net of allowance for loan losses of $7,149,147--2000 and
   $6,904,980--1999)                                                                654,837,747        694,193,405
Loans held for sale                                                                   6,071,482         48,002,714
Premises and equipment                                                               24,885,632         22,819,347
Accrued interest receivable                                                           6,978,744          5,810,538
Goodwill                                                                             26,787,184         28,306,540
Other assets                                                                          7,527,086          9,172,363
                                                                            ---------------------------------------
Total assets                                                                     $1,080,786,351     $1,090,024,341
                                                                            =======================================

Liabilities and shareholders' equity
Deposits:
   Demand                                                                          $134,788,576       $117,298,997
   Savings                                                                          210,740,973        269,317,506
   Money market                                                                     206,484,681        160,169,964
   Time deposits in excess of $100,000                                               69,772,101         69,034,677
   Other time deposits                                                              237,569,457        231,229,420
                                                                            ---------------------------------------
Total deposits                                                                      859,355,788        847,050,564
Notes payable                                                                         7,309,250         39,958,609
Securities sold under agreement to repurchase                                        11,419,510         15,733,809
Federal funds purchased                                                              10,000,000         12,400,000
Federal Home Loan Bank advances                                                      77,700,000         61,500,000
Accrued expenses and other liabilities                                                5,591,897          1,520,251
Accrued interest payable                                                              2,910,649          2,193,555
                                                                            ---------------------------------------
Total liabilities                                                                   974,287,094        980,356,788

Shareholders' equity:
   Preferred stock, $1 par value; authorized--100,000 shares; issued and
     outstanding--none                                                                        -                  -
   Common stock, $.10 par value; authorized 25,000,000 shares; 10,107,728
     shares issued and outstanding in 2000 and 10,092,684 in 1999                     1,010,773          1,009,269
   Additional paid-in capital                                                        95,027,591         94,923,187
   Retained earnings                                                                 46,045,533         46,812,497
   Accumulated other comprehensive income (loss)                                        888,394         (2,709,310)
   Unearned shares held by ESOP                                                      (5,131,608)        (5,131,608)
   Treasury stock 2,115,540 shares in 2000 and
       1,515,140 shares in 1999                                                     (31,341,426)       (25,236,482)
                                                                            ---------------------------------------
Total shareholders' equity                                                          106,499,257        109,667,553
                                                                            ---------------------------------------
Total liabilities and shareholders' equity                                       $1,080,786,351     $1,090,024,341
                                                                            =======================================

                               State Financial Services Corporation and Subsidiaries

                                         Consolidated Statements of Income

                                                                        Year ended December 31
                                                                 2000           1999             1998
                                                            ------------------------------------------------
Interest income:
   Loans                                                       $59,891,105    $54,631,410     $48,705,672
   Investment securities:
     Taxable                                                    15,563,104      8,921,184       6,902,230
     Tax-exempt                                                  1,927,597      1,675,685       1,346,350
     Federal funds sold and other short-term investments           536,995        388,961         632,586
                                                            ------------------------------------------------
Total interest income                                           77,918,801     65,617,240      57,586,838
Interest expense:
   Deposits                                                     31,705,889     25,873,922      24,795,930
   Notes payable and other borrowings                            9,988,048      4,258,120       1,126,660
                                                            ------------------------------------------------
Total interest expense                                          41,693,937     30,132,042      25,922,590
                                                            ------------------------------------------------
Net interest income                                             36,224,864     35,485,198      31,664,248
Provision for loan losses                                          810,000        750,000         690,000
                                                            ------------------------------------------------
Net interest income after provision for loan losses             35,414,864     34,735,198      30,974,248
Other income:
   Service charges on deposit accounts                           2,133,802      2,185,081       1,955,905
   ATM and merchant services                                     2,653,995      2,212,351       2,030,602
   Security commissions and management fees                      1,148,425      1,124,107         534,462
   Investment securities gains, net                                 39,172        992,469         420,817
   Gain (loss) on sale of loans                                 (1,549,206)     1,012,538         961,517
   Fair market value adjustment-loans held for sale                      -       (735,538)              -
   Other                                                         1,379,372      1,202,158       1,061,425
                                                            ------------------------------------------------
                                                                 5,805,560      7,993,166       6,964,728
Other expenses:
   Salaries and employee benefits                               14,670,735     13,881,079      12,907,315
   Net occupancy expense                                         2,047,317      1,465,792       1,216,761
   Equipment rentals, depreciation and maintenance               3,961,304      3,410,883       2,786,845
   Data processing                                               1,918,119      2,053,887       1,977,794
   Legal and professional                                        1,682,563      1,241,124       1,140,723
   ATM and merchant services                                     1,846,716      1,680,421       1,579,100
   Consolidation and merger-related charges                      2,230,000        598,291       7,917,613
   Advertising                                                   1,222,654      1,133,258         900,604
   Goodwill amortization                                         2,053,155      1,387,127         632,837
   Other                                                         4,664,740      4,111,023       3,741,876
                                                            ------------------------------------------------
                                                                36,297,303     30,962,885      34,801,468
                                                            ------------------------------------------------
Income before income taxes                                       4,923,121     11,765,479       3,137,508
Income taxes                                                     1,925,283      4,332,997       1,980,595
                                                            ------------------------------------------------
Net income                                                     $ 2,997,838    $ 7,432,482     $ 1,156,913
                                                            ================================================
Basic earnings per share                                              $.38           $.80            $.12
Diluted earnings per share                                             .38            .80             .12
                                                            ================================================

                                       State Financial Services Corporation and Subsidiaries
                                          Consolidated Statements of Shareholders' Equity
                                                                                                                Accumulated
                                                                                   Additional                      Other
                                                                                    Paid-In       Retained     Comprehensive
                                                                   Common Stock     Capital       Earnings        Income
                                                                -------------------------------------------------------------
Balance at December 31, 1997                                          $1,027,901     $96,718,054   $47,882,792       $888,649
 Comprehensive income:
 Net income                                                                    -               -     1,156,913              -
 Other comprehensive income - Change in net
  unrealized gain on securities available-for-sale, net
  of income taxes of $132,068                                                  -               -             -        191,900
                                                                -------------------------------------------------------------
 Total comprehensive income                                                    -               -     1,156,913        191,900
 Cash dividends declared by pooled companies:
 State Financial - $0.48 per share                                             -               -    (2,581,561)             -
 Home Bancorp - $0.40 per share                                                -               -    (2,709,871)             -
 Issuance of 22,360 shares under stock plans                               2,236         237,417             -              -
 Issuance of 113,241 shares in acquisition of LCC                         11,324       2,398,875             -              -
 Purchase of 198,338 shares of treasury stock
  - Home Bancorp                                                               -               -             -              -
 Retirement of 338,593 shares of treasury stock
  - Home Bancorp                                                         (33,859)     (5,723,199)            -              -
 Earned Recognition and Retention Plan stock                                   -               -             -              -
 ESOP shares earned                                                            -         522,417             -              -
                                                                   ----------------------------------------------------------
Balances at December 31, 1998                                         $1,007,602     $94,153,564   $43,748,273     $1,080,549
                                                                                  Unearned Shares
                                                                                   Acquired by
                                                                                   Recognition
                                                                                       and
                                                                    Unearned         Retention      Treasury
                                                                  ESOP Shares          Plan         Stock         Total
                                                                -------------------------------------------------------------
Balance at December 31, 1997                                         $(6,385,962)    $(3,898,482)  $(2,469,602)  $133,763,350
 Comprehensive income:
 Net income                                                                    -               -             -      1,156,913
 Other comprehensive income - Change in net
  unrealized gain on securities available-for-sale, net
  of income taxes of $132,068                                                  -               -             -        191,900
                                                                -------------------------------------------------------------
 Total comprehensive income                                                    -               -             -      1,348,813
 Cash dividends declared by pooled companies:
 State Financial - $0.48 per share                                             -               -             -    (2,581,561)
 Home Bancorp - $0.40 per share                                                -               -             -    (2,709,871)
 Issuance of 22,360 shares under stock plans                                                   -             -        239,653
 Issuance of 113,241 shares in acquisition of LCC                              -               -             -      2,410,199
 Purchase of 198,338 shares of treasury stock
  - Home Bancorp                                                               -               -    (3,287,456)    (3,287,456)
 Retirement of 338,593 shares of treasury stock
  - Home Bancorp                                                               -               -     5,757,058              -
 Earned Recognition and Retention Plan stock                                           3,898,482             -      3,898,482
 ESOP shares earned                                                    1,033,253               -             -      1,555,670
                                                                    ---------------------------------------------------------
Balances at December 31, 1998                                        $(5,352,709)   $          -    $        -   $134,637,279

                               State Financial Services Corporation and Subsidiaries
                                  Consolidated Statements of Shareholders' Equity
                                                                                                  Accumulated
                                                                   Additional                        Other
                                                                    Paid-In        Retained      Comprehensive
                                                   Common Stock     Capital        Earnings         Income
                                                  -------------------------------------------------------------
Balance at December 31, 1998                          $1,007,602     $94,153,564     $43,748,273   $ 1,080,549
 Comprehensive income:
  Net income                                                   -               -       7,432,482             -
  Other comprehensive income - Change in net
   unrealized gain (loss) on securities
   available-for-sale, net of income tax                       -               -               -    (3,789,859)
   benefit of $2,013,224
                                                  -------------------------------------------------------------
 Total comprehensive income                                    -               -       7,432,482    (3,789,859)
 Cash dividends declared -$0.48 per share                      -               -      (4,368,258)            -
 Issuance of 16,657 shares under stock plans               1,667         171,332               -             -
 Purchase of 1,515,140 shares of treasury                      -               -               -             -
  stock
 ESOP shares earned                                            -         598,291               -             -
                                                  -------------------------------------------------------------
Balance at December 31, 1999                          $1,009,269     $94,923,187     $46,812,497   $(2,709,310)

Balance at December 31, 1999                          $1,009,269     $94,923,187     $46,812,497   $(2,709,310)
 Comprehensive income:
   Net income                                                  -               -       2,997,838             -
   Other comprehensive income - Change in net
    unrealized gain on securities available-
    for-sale, net of income taxes of $919,181                  -               -               -     3,597,704

                                                  -------------------------------------------------------------
 Total comprehensive income                                    -               -       2,997,838     3,597,704
 Cash dividends declared -$0.48 per share                      -               -      (3,764,802)            -
 Issuance of 15,040 shares under stock plans               1,504         104,404               -             -
 Purchase 600,400 shares of  treasury stock                    -               -               -             -
                                                  -------------------------------------------------------------
Balance at December 31, 2000                          $1,010,773     $95,027,591     $46,045,533      $888,394
                                                  =============================================================
                                                                Unearned Shares
                                                                  Acquired by
                                                                   Recognition
                                                                       and
                                                Unearned ESOP       Retention        Treasury
                                                    Shares             Plan           Stock          Total
                                               ---------------------------------------------------------------
Balance at December 31, 1998                         $(5,352,709)   $          -    $          -  $134,637,279
 Comprehensive income:
  Net income                                                   -               -               -     7,432,482
  Other comprehensive income - Change in net
   unrealized gain (loss) on securities
   available-for-sale, net of income tax                       -               -               -    (3,789,859)
   benefit of $2,013,224
                                               ---------------------------------------------------------------
 Total comprehensive income                                    -               -               -     3,642,623
 Cash dividends declared -$0.48 per share                                      -               -    (4,368,258)
 Issuance of 16,657 shares under stock plans                                   -               -       172,999
 Purchase of 1,515,140 shares of treasury                      -               -     (25,236,482)  (25,236,482)
  stock
 ESOP shares earned                                      221,101               -               -       819,392
                                               ---------------------------------------------------------------
Balance at December 31, 1999                         $(5,131,608)   $          -    $(25,236,482) $109,667,553

Balance at December 31, 1999                         $(5,131,608)   $          -    $(25,236,482) $109,667,553
 Comprehensive income:
   Net income                                                  -               -               -     2,997,838
   Other comprehensive income - Change in net
    unrealized gain on securities available-
    for-sale, net of income taxes of $919,181                                  -               -     3,597,704

                                               ---------------------------------------------------------------
 Total comprehensive income                                    -               -               -     6,595,542
 Cash dividends declared -$0.48 per share                                      -               -    (3,764,802)
 Issuance of 15,040 shares under stock plans                                   -               -       105,908
 Purchase 600,400 shares of  treasury stock                    -               -      (6,104,944)   (6,104,944)
                                               ---------------------------------------------------------------
Balance at December 31, 2000                         $(5,131,608)   $          -    $(31,341,426) $106,499,257
                                               ===============================================================

                             State Financial Services Corporation and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                                      Year ended December 31
                                                                2000               1999              1998
                                                         --------------------------------------------------------
Operating activities
Net income                                                    $2,997,838         $7,432,482         $1,156,913
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                   810,000            750,000            690,000
     Provision for depreciation                                2,636,047          1,875,639          1,539,644
     Amortization of premiums and accretion of discounts
       on investment securities                                  (34,291)           667,023            139,712
     Amortization of goodwill                                  2,053,155          1,387,127            632,837
     Deferred income tax provision (benefit)                     572,000            124,000            (25,653)
     Market adjustment for committed ESOP shares                       -            598,291            522,417
     Cost of Recognition and Retention Plan                            -                  -          3,898,481
     Fair market value adjustment-loans held for sale                  -            735,538                  -
     Increase in accrued interest receivable                  (1,168,206)        (1,325,206)          (104,756)
     Increase (decrease) in accrued interest payable             717,094         (2,240,365)          (341,447)
     Realized investment securities gains                        (39,172)          (992,469)          (420,817)
     Other                                                     3,691,383           (480,623)        (1,232,918)
                                                         --------------------------------------------------------
Net cash provided by operating activities                     12,235,848          8,531,437          6,454,413

Investing activities
Proceeds from maturities or principal payments of
   investment securities held-to-maturity                        345,063          6,920,216         10,757,979
Purchases of securities available-for-sale                  (159,358,500)       (57,962,731)       (53,575,276)
Proceeds from maturities and sales of investment
   securities available-for-sale                              81,898,298         33,249,508         36,132,603
Net decrease (increase) in loans                              80,476,890        (49,058,772)       (45,464,865)
Net purchases of premises and equipment                       (4,702,332)        (4,877,569)          (777,257)
Business acquisitions, net of cash and cash equivalents
   acquired of $7,721,000 and $1,400 in 1999 and 1998:
                                                                       -        (25,965,273)        (2,408,799)
                                                         --------------------------------------------------------
Net cash used by investing activities                         (1,340,581)       (97,694,621)       (55,335,615)

                             State Financial Services Corporation and Subsidiaries

                               Consolidated Statements of Cash Flows (continued)


                                                                     Year ended December 31
                                                                2000              1999               1998
                                                         --------------------------------------------------------
Financing activities
Net increase in deposits                                     $12,305,224         $9,156,285       $34,910,317
Repayment of notes payable                                   (42,500,000)        (6,750,000)         (204,902)
Proceeds of notes payable                                      9,850,641         39,958,609         1,450,000
Net decrease in guaranteed ESOP obligation                             -            221,101         1,033,253
Net change in securities sold under agreements to
   repurchase                                                 (4,314,299)         5,617,132          (733,483)
Increase in Federal Home Loan Bank advances                   16,200,000         36,500,000        20,000,000
Cash dividends                                                (3,764,803)        (4,368,258)       (5,291,432)
Proceeds (repayments) of federal funds purchased              (2,400,000)        11,446,000                 -
Shares issued in acquisition                                           -                  -         2,410,199
Purchase of treasury stock                                    (6,104,944)       (25,236,482)       (3,287,457)
Award of restricted stock                                              -             23,531                 -
Proceeds from exercise of stock options                          105,909            149,468           239,654
                                                         --------------------------------------------------------
Net cash (used) provided by financing activities             (20,622,272)        66,717,386        50,526,149
                                                         --------------------------------------------------------
Increase (decrease) in cash and cash equivalents              (9,727,005)       (22,445,798)        1,644,947
Cash and cash equivalents at beginning of year                59,784,033         82,229,831        80,584,884
                                                         --------------------------------------------------------
Cash and cash equivalents at end of year                     $50,057,028        $59,784,033       $82,229,831
                                                         ========================================================

Supplementary information:
   Interest paid                                             $40,976,843        $33,372,407       $26,265,360
   Income taxes paid                                           1,528,301          4,396,500         2,403,500

Noncash transactions - Retirement of treasury stock                    -                  -         5,757,058
Transfers of loans held for investment to
    loans held for sale                                                -         48,738,252                 -

1. Accounting Policies

     The accounting policies followed by State Financial Services Corporation (the Company) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

     Organization

     The Company is a financial services company operating through twenty-two locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities. The Company also operates State Financial Insurance Agency and Lokken, Chesnut & Cape, which provides asset management services.

     The Company and its subsidiaries are subject to competition from other financial institutions and financial service providers, and are subject to certain federal and state regulations and undergo periodic examinations by regulatory agencies.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within one reportable segment.

     Basis of Presentation

     The consolidated statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates.

     Intangibles

     The excess of the purchase price over the fair value of net assets of companies acquired is being amortized on straight-line basis to operating expense over 15 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that it is not recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of the cash flows discounted to reflect the Company's cost of capital.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing bank balances and federal funds sold, all with an original maturity of three months or less.

     Investment Securities

     Securities are classified as held to maturity and reported at amortized cost if management has the intent and ability to hold the securities to maturity.

     All other debt and equity securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as other comprehensive income.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments and is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains and losses. The cost of securities is based on the specific identification method.

     Interest on Loans

     Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is unlikely. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the fair value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment regarding the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Loan Fees and Related Costs

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the related loan yield. The Company is generally amortizing these amounts using the level-yield method over the contractual life of the related loans. Fees related to standby letters of credit are recognized over the commitment period.

     Loans Held for Sale

     Loans held for sale consist of residential mortgages and are carried at the lower of cost or aggregate market value. Net unrealized losses are recognized through a valuation allowance and charged to income.

     Mortgage Servicing Rights

     The Company has originated and sold mortgage loans with servicing rights retained. The rights to service these loans are capitalized at the time of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on one or more predominant risk characteristics of the underlying loans including loan type, interest rate, term and geographic location, if applicable. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value, and is recorded through a valuation allowance. The fair value of each servicing rights pool is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds. Interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

     Allowance for Loan Losses

     The allowance for loan losses is composed of specific and general valuation allowances. The Company establishes specific valuation allowances on loans considered impaired equal to the amount of the impairment. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.

     General valuation allowances are based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified loans; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower's ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management may transfer reserves between specific and general valuation allowances as considered necessary.

     The allowance for loan losses reflects management's best estimate of the reserves needed to provide for the impairment of income-producing loans and is based on a risk model developed and implemented by management and approved by the Company's board of directors. However, actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the loan portfolio and the allowance for loan losses.

     Such regulators have the authority to require the Company to recognize additions to the allowance at the time of their examination.

     Premises and Equipment

     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. The provision for depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Leasehold improvements are amortized using both accelerated and straight-line methods over the shorter of the useful life of the leasehold asset or lease term.

     Treasury Stock

     Common stock purchased for treasury stock is recorded at cost. At the date of subsequent reissueance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding less unearned ESOP shares. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities using the Treasury Stock method.

     The denominators for the earnings per share amounts are as follows:

                                                              2000              1999              1998
                                                        ----------------- ------------------ ----------------
Basic:
   Weighted-average number of shares outstanding              8,288,947         9,711,923         10,109,059
   Less: weighted-average number of unearned ESOP
      shares                                                   (379,468)         (408,631)          (503,182)
                                                        ----------------- ------------------ ----------------
   Denominator for basic earnings per share                   7,909,479         9,303,292          9,605,877
                                                        ================= ================== ================

Fully diluted:
   Denominator for basic earnings per share                   7,909,479         9,303,292          9,605,877
   Add: assumed conversion of stock options using the
      treasury stock method                                       3,559            16,383             74,089
                                                        ----------------- ------------------ ----------------
   Denominator for fully diluted earnings per share           7,913,038         9,319,675          9,679,966
                                                        ================= ================== ================

     At December 31, 2000, 238,751 stock options with a weighted-average exercise price of $15.58 were excluded from the calculation of fully diluted earnings per share as their impact was anti-dilutive.

1. Accounting Policies (continued)

     Stock Option Plan

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded for stock options only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. The fair value of the stock options granted was not material for the years ended December 31, 2000, 1999 and 1998.

     Employee Stock Ownership Plan (ESOP)

     Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of shareholders' equity.

     Income Taxes

     The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company's tax status. Valuation allowances are established for deferred tax assets for amounts for which it is more likely than not that they will be realized.

     Pending Accounting Changes

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities and Deferral of the Effective Date of SFAS No. 133," which defers the effective date of SFAS No. 133 until years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. However, the Statement provides for special accounting for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of the change. The Company does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest only or principal only strips or similar financial instruments. Therefore, the Statement is not expected to have a material impact on the Company. The Company implemented SFAS No. 133 on January 1, 2001, and had no transition adjustment.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", which was issued in September 2000, replaces, in its entirety, SFAS No. 125. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have material impact on its financial statements.

2. Non-recurring Consolidation Charge

     In the third quarter, 2000, the Company recorded a non-recurring consolidation charge of approximately $4.7 million related to the consolidation of the Company's five bank and thrift charters into one nationally chartered bank (Bank) and a restructuring of the balance sheet. Approximately $2.2 million of the charge is related to the charter consolidation and includes expenses for employee severance, branch closure and data processing conversion. The balance sheet restructuring charge of $2.5 million relates to the sale of approximately $90 million in fixed-rate mortgage loans and investment securities that had yields below current market interest rates.

     As of December 31, 2000, approximately $3.2 million had been charged against the liability.

3. Restrictions on Cash and Due From Bank Accounts

     The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2000 and 1999, was approximately $8.7 million and $6.4 million, respectively.

4. Investment Securities

     The amortized cost and estimated fair values of investment securities follow:

                                                                             Gross Unrealized  Gross Unrealized
                                                               Amortized           Gains            Losses           Estimated
                                                                 Cost                                               Fair Value
                                                           ------------------------------------------------------------------------
Held-to-Maturity
December 31, 2000:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                          $668,487          $3,289           $(9,933)            $661,843
   Obligations of state and political subdivisions               1,804,737          49,542                 -            1,854,279
   Other securities                                                500,000           1,200            (2,080)             499,120
                                                           ------------------------------------------------------------------------
                                                                $2,973,224         $54,031          $(12,013)          $3,015,242
                                                           ========================================================================
December 31, 1999:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                          $702,824         $10,743           $(23,401)           $690,166
   Obligations of state and political subdivisions               2,130,359          52,446                 (4)          2,182,801
   Other securities                                                500,000             100             (6,980)            493,120
                                                           ------------------------------------------------------------------------
                                                                $3,333,183         $63,289           $(30,385)         $3,366,087
                                                           ========================================================================
Available-for-Sale
December 31, 2000:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                       $18,946,699         $71,822          $(104,769)        $18,913,752
   Obligations of state and political subdivisions              40,778,681         329,011           (383,614)         40,724,078
   Mortgage-related securities                                 224,889,820         541,786         (1,207,050)        224,224,556
   Other securities                                             16,598,174         463,506           (255,842)         16,805,838
                                                           ------------------------------------------------------------------------
                                                              $301,213,374      $1,406,125        $(1,951,275)       $300,668,224
                                                           ========================================================================
December 31, 1999:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                       $34,070,802         $23,112          $(666,461)        $33,427,453
   Obligations of state and political subdivisions              38,270,684          17,074           (848,113)         37,439,645
   Mortgage-related securities                                 137,659,412          75,953         (1,936,436)        135,798,929
   Other securities                                             12,738,323               -           (802,131)         11,936,192
                                                           ------------------------------------------------------------------------
                                                              $222,739,221        $116,139        $(4,253,141)       $218,602,219
                                                           ========================================================================

       The amortized cost and estimated fair value of investment securities at December 31, 2000, by contractual maturity, are shown next. Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Held-to-Maturity               Available-for-Sale
                                              Amortized      Estimated    Amortized Cost      Estimated
                                                 Cost       Fair Value                        Fair Value
                                             ----------------------------------------------------------------
Due in one year or less                          $751,000        $754,000     $30,148,000        $30,316,000
Due after one year through five years             738,000         730,000      66,419,000         66,037,000
Due after five years through ten years          1,184,000       1,222,000      36,766,000         36,990,000
Due after ten years                               301,000         309,000     167,881,000        167,325,000
                                             ----------------------------------------------------------------
                                               $2,974,000      $3,015,000    $301,214,000       $300,668,000
                                             ================================================================

     The Company's investments in mortgage-related securities have been allocated to the various maturity categories based on expected maturities using current prepayment estimates.

     Proceeds from sales of investments in available-for-sale securities were approximately $51.0 million and $3.8 million during 2000 and 1999, respectively. Gross gains of approximately $178 thousand and $992 thousand were realized on the 2000 and 1999 sales, respectively. Gross losses of approximately $139 thousand on investment security sales were recognized in 2000 and no losses were recognized in 1999.

     A schedule of the unrealized gains (losses) on available-for-sale securities follows:

                                                                                               2000
                                                                       ---------------------------------------------------------
                                                                          Before           Tax (Benefit)          Net-of-
                                                                        Tax Amount            Expense           Tax Amount
                                                                       ---------------------------------------------------------
Unrealized gains on available-for-sale securities                            $4,556,057            $934,541          $3,621,517
Less: reclassification adjustment for gains realized in net income             (39,172)            (15,359)            (23,813)
                                                                       ---------------------------------------------------------
Net unrealized gains                                                         $4,516,885            $919,181          $3,597,704
                                                                       =========================================================
                                                                                               1999
                                                                       ---------------------------------------------------------
                                                                          Before           Tax (Benefit)          Net-of-
                                                                        Tax Amount            Expense           Tax Amount
                                                                       ---------------------------------------------------------
Unrealized losses on available-for-sale securities                         $(4,810,614)        $(1,624,076)        $(3,186,538)
Less: reclassification adjustment for gains realized in net income            (992,469)           (389,148)           (603,321)
                                                                       ---------------------------------------------------------
Net unrealized losses                                                      $(5,803,083)        $(2,013,224)        $(3,789,859)
                                                                       =========================================================
                                                                                               1998
                                                                       ---------------------------------------------------------
                                                                          Before           Tax (Benefit)          Net-of-
                                                                        Tax Amount            Expense           Tax Amount
                                                                       ---------------------------------------------------------
Unrealized gains on available-for-sale securities                              $744,785            $297,070            $447,715
Less: reclassification adjustment for gains realized in net income            (420,817)           (165,002)           (255,815)
                                                                       ---------------------------------------------------------
Net unrealized gains                                                           $323,968            $132,068            $191,900
                                                                       =========================================================

         At December 31, 2000 and 1999, investment securities with a carrying value of approximately $54.7 million and $28.1 million, respectively, were pledged as collateral to secure repurchase agreements, public deposits and for other purposes.

5. Loans

     A summary of loans outstanding at December 31, 2000 and 1999, follows:

                                           2000                 1999
                                    ------------------------------------------
          Commercial                       $139,864,714          $129,470,314
          Commercial real estate            115,427,022           100,913,526
          Consumer                           70,668,112            62,179,613
          Real estate mortgage              323,586,607           397,621,460
          Other                              12,440,438            10,913,472
                                    ------------------------------------------
                                           $661,986,893          $701,098,385
                                   ==========================================

6. Allowance for Loan Losses

     Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2000 are as follows:

                                              2000              1999             1998
                                        -----------------------------------------------------
Balance at beginning of year                 $6,904,980        $4,484,504       $4,370,209
   Allowance from acquired bank                       -         2,228,482                -
   Provision for loan losses                    810,000           750,000          690,000
   Charge-offs                                 (832,710)       (1,163,057)        (799,609)
   Recoveries                                   266,877           605,051          223,904
                                        -----------------------------------------------------
     Net charge-offs                           (565,833)         (558,006)        (575,705)
                                        -----------------------------------------------------
Balance at end of year                       $7,149,147        $6,904,980       $4,484,504
                                        =====================================================

     Total nonaccrual loans were $8,729,834 and $4,736,527 at December 31, 2000 and 1999, respectively.

7. Loans to Related Parties

     In the ordinary course of business the Bank extends credit to directors, principal shareholders and executive officers of the Bank, the Company and its subsidiaries, and to the related interests of the aforementioned persons. "Related interest," means a company, or political or campaign committee, that is directly or indirectly controlled by a director, principal shareholder or executive officer. All of these individuals and related interests, collectively, are called insiders.

     Credit extended to insiders must be on substantially the same terms, including interest rate, collateral and repayment, as those prevailing for comparable transactions with unrelated persons. Insider credit may not involve more than the normal risk associated with lending money.

     The Bank may extend aggregated credit to any one insider up to the Bank's legal lending limit. The Bank may not extend credit to an insider unless that credit, when aggregated with extensions of credit to all Bank insiders, does not exceed the Bank's unimpaired capital and unimpaired surplus.

     The combined balance of loans outstanding and commitments to lend to insiders as of December 31, 2000 and 1999 was $25.4 million and $23.6 million, respectively.

8. Premises and Equipment

     A summary of premises and equipment at December 31, 2000 and 1999, is as follows:

                                              2000                1999
                                     -----------------------------------------
     Buildings                            $22,897,891          $21,094,892
     Furniture and equipment               17,638,975           20,752,279
     Leasehold improvements                 2,764,387            2,961,262
                                     -----------------------------------------
                                           43,301,253           44,808,433

     Less accumulated depreciation        (23,256,337)         (26,747,777)
     Land                                   4,840,716            4,758,691
                                     -----------------------------------------
                                          $24,885,632          $22,819,347
                                     =========================================

9. Federal Home Loan Bank and Other Borrowings

     Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2000 and 1999 are summarized as follows:

                                                  2000                                 1999
                                    ------------------------------------------------------------------------
                                                         Weighted                             Weighted
                                         Balance       Average Rate          Balance        Average Rate
                                    ------------------------------------------------------------------------
2001                                      $60,200,000        6.74%      $               -       0.00%
2004                                        7,500,000        5.63              27,500,000       5.54
2005                                       10,000,000        6.16                       -       -
2008                                                -        -                 20,000,000       5.02
Open line of credit                                 -        -                 14,000,000       4.74
                                    ------------------------------------------------------------------------
Total FHLB advances                        77,700,000        6.56              61,500,000       5.19
Notes payable                               7,309,250        8.04              39,958,609       7.47
Securities sold under agreement to
    repurchase                             11,419,510        6.27              15,733,809       6.25
Federal funds purchased                    10,000,000        6.63              12,400,000       5.63
                                    ------------------------------------------------------------------------
Total                                    $106,428,760        6.64%           $129,592,418       6.06%
                                    ========================================================================

     The Company has a collateral pledge agreement whereby it agrees to keep on hand, free of all other pledges, loans and encumbrances, performing loans with unpaid principal balances aggregating no less than 167% of the outstanding FHLB advances. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for advances.

     The Company has a $50 million line of credit available through October 31, 2001, at 90-day LIBOR plus 1.35%. Outstanding advances under this line were approximately $7.3 million and $40.0 million at December 31, 2000 and 1999, respectively.

     The Company also has Federal funds purchased and securities sold under repurchase agreements. Federal funds purchased generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are entered into with customers and nationally recognized securities dealers. Securities sold under agreements to repurchase can have varying maturities. In exchange for the loan, the Company pledges designated collateral, which consists generally of investment securities, to the customer or securities dealer.

10. Deposits

     Remaining contractual maturities of time deposits for the years 2001 through 2005 and thereafter are $234,241,000, $37,212,000, $13,436,000,
$6,686,000 and $15,767,000, respectively.

11. Employee Benefit Plans

     The Company has a noncontributory money purchase pension plan covering substantially all employees who meet certain minimum age and service requirements. Annual contributions are fixed based on compensation of participants. The Company's contribution to the pension plan for each participant is an amount equal to 4% of the participant's total eligible compensation plus an additional 2% of the participant's eligible compensation in excess of $20,000. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Company contributions are made annually at the discretion of the board of directors and amounted to $365,000 in 2000, $269,000 in 1999 and $129,000 in 1998. Plan assets are invested in a diversified portfolio of high-quality debt and equity investments.

     The Company sponsors a 401(k) savings plan which covers all full-time employees who have completed one year of service and are at least 21 years old. Company contributions are discretionary. The Company has not made any contributions for 2000, 1999 or 1998.

     The Company has an Employees' Stock Ownership Plan (ESOP) for the benefit of employees meeting certain minimum age and service requirements. Company contributions to the ESOP trust, which was established to fund the plan, are made on a discretionary basis and are expensed to operations in the year committed. The number of shares released to participants is determined based on the annual contribution amount plus any dividends paid on unearned shares divided by the market price of the stock at the contribution date.

     The aggregate activity in the number of unearned ESOP shares follows:

                                           2000        1999        1998
                                     ------------------------------------------

Balance at beginning of year              375,501     445,696     545,976
Shares committed to be released                 -      70,195     100,280
Additional shares purchased                     -           -           -
                                     ------------------------------------------
Balance at end of year                    375,501     375,501     445,696
                                     ==========================================

     At December 31, 2000, the fair value of unearned ESOP shares is $2.9 million. Total ESOP expense recognized for the years ended December 31, 2000, 1999 and 1998, was $230,372, $269,535 and $1,069,000, respectively.

12. Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate-return basis and remit to the Company amounts determined to be currently payable or realize the benefit they would be entitled to on such a basis. The Company and subsidiaries file separate state income tax returns for Wisconsin and a combined state return for Illinois.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                               2000              1999             1998
                         -----------------------------------------------------
Current:
   Federal                    $1,078,388        $3,647,997       $2,890,595
   State                         275,000           561,000          591,000
                         -----------------------------------------------------
                               1,353,388         4,208,997        3,481,595
Deferred (credit):
   Federal                       469,000            26,000       (1,205,000)
   State                         103,000            98,000         (296,000)
                         -----------------------------------------------------
                                 572,000           124,000       (1,501,000)
                         -----------------------------------------------------
                              $1,925,388        $4,332,997       $1,980,595
                        =====================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                       2000           1999
                                                   -----------------------------
Deferred tax assets:
   Federal net operating loss carryforwards             $81,000       $131,000
   State net operating loss carryforwards               714,000        598,000
   Allowance for loan loss                            1,475,000        732,000
   Unrealized loss on investment securities             354,000      1,892,000
   Accumulated depreciation                             383,000        460,000
   Unearned income                                      104,000        237,000
   Deferred loan fees                                    22,000        144,000
   Other                                                246,000        668,000
                                                   -----------------------------
                                                      3,379,000      4,862,000
Valuation allowance for deferred tax assets            (790,000)      (672,000)
                                                   -----------------------------
Net deferred tax assets                               2,589,000      4,190,000

Deferred tax liabilities:
   FHLB dividends                                         2,000        157,000
   Purchase accounting                                1,124,000        866,000
                                                   -----------------------------
Total deferred tax liabilities                        1,126,000      1,023,000
                                                   -----------------------------
Net deferred tax asset                               $1,463,000     $3,167,000
                                                   =============================

     Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

                                                                                2000             1999             1998
                                                                          ---------------------------------------------------
Income before income taxes                                                     $4,923,121      $11,765,479       $3,137,508
                                                                          ===================================================

Income tax expense at the federal statutory rate                               $1,673,861       $4,117,918       $1,066,753
Increase (decrease) resulting from:
   Tax-exempt interest income                                                    (679,000)        (600,000)        (532,000)
   State income taxes, net of federal income tax benefit                          267,000          429,000          195,000
   Nondeductible merger-related expenses                                                -          228,000          932,000
   Goodwill amortization                                                          698,000          486,000          291,000
   Increase (decrease) in valuation allowance for deferred tax assets              33,000          (35,000)         (35,000)
   Other                                                                          (67,578)        (292,921)          62,842
                                                                          ---------------------------------------------------
Income taxes                                                                   $1,925,283       $4,332,997       $1,980,595
                                                                          ===================================================

     At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $237 thousand and state net operating loss carryforwards of approximately $13.7 million. The federal net operating loss carryforwards and $237 thousand of state net operating loss carryforwards are subject to an annual limitation of approximately $100 thousand and are available to reduce future tax expense through the year ending December 31, 2009. The remaining state net operating loss carryforwards expire in years 2001 through 2015.

     Retained earnings at December 31, 2000 and 1999, include $4,798,000 for which no provision for federal income tax has been made. Home qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for losses charged to income for financial reporting purposes. If income taxes had been provided, the deferred tax liability would have been approximately $1.8 million.

13. Restrictions on Subsidiaries' Dividends, Loans or Advances

     Dividends paid by the Company are derived, mainly, from dividends provided by the Bank. Certain restrictions exist limiting the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The Bank's primary regulator must approve the payment of dividends in excess of certain levels of the Bank's retained earnings.

     As of December 31, 2000, the Bank had net retained earnings of approximately $2.3 million, available for distribution to the Company without prior regulatory approval.

     Federal Reserve Bank regulations place limits on loans to affiliates, including the Company, unless such loans are collateralized by specific obligations. The aggregate limit for any one affiliate is 10% of the Bank's capital stock and surplus. In the case of all affiliates, the aggregate amount to all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

14. Shareholders' Equity - Preferred Share Purchase Rights

     On July 27, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, $.10 par value, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Class A Preferred Stock, $1.00 par value (the Preferred Shares), of the Company at a price of $70 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares or
(ii) ten business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares. The Rights will expire on July 27, 2009.

     Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per Common Share. Each Preferred Share will have 1,000 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per Common Share. These rights are protected by customary antidilution provisions. Because of the nature of the Preferred Shares' dividend, voting and liquidation rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

15. Financial Instruments With Off-Balance-Sheet Risk

     Loan commitments and standby letters of credit are credit facilities the Bank offers to its customers. These facilities commit the Bank to lend money to, or make payments on behalf of its customers if certain specified events occur at a future date. Both facilities are subject to credit risk. Management recognizes this risk and requires that all requests be underwritten following the Bank's standard credit underwriting guidelines.

     As of December 31, 2000, the Bank had outstanding loan commitments and letters of credit of $190.3 million and $3.4 million, respectively. Loan commitments and standby letters of credit were $123.2 million and $4.0 million, respectively at December 31, 1999.

16. Leases

     The Company rents space for banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $552,000, $518,000 and $454,000 in 2000, 1999 and 1998, respectively.

     Future minimum payments for the years indicated under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

               2001                            $   430,000
               2002                                443,000
               2003                                453,000
               2004                                459,000
               2005                                410,000
               Thereafter                          995,000
                                           ----------------
                                                $3,190,000
                                           ================

     Minimum rentals for 2001 include $106,000 relative to space used by the Company, which is leased from a partnership, two partners of which are also directors of the Company.

17. Regulatory Capital

     National banks and bank holding companies are subject to various capital guidelines as set forth by regulation. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, banks and holding companies must meet specific standards that involve quantitative measures of the bank's assets, liabilities and certain off-balance sheet items as calculated under accepted accounting practices. These assets and liabilities of the Company and Bank are also subject to qualitative assessment by regulators

     Minimum capital standards are established by regulation, however, the Office of the Comptroller of the Currency is authorized to establish minimum capital requirements for a bank, at its discretion, that it deems appropriate in light of the particular circumstances for a given bank. In either case, the OCC will implement mandatory corrective action if capital ratios fall below the minimum standards.

     Quantitative measures require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations and set forth in the table below) to risk-weighted assets, and Tier I capital to average assets. Management believes that, as of December 31, 2000, the Bank and Company meet or exceed all regulatory capital adequacy requirements.

     A recent notification provided by the Bank's regulators, categorized the Bank and Company as "well capitalized" under the regulatory framework. The categories are set forth in the table. There have been no changes in the financial condition of the Bank or Company, since receiving the notification that would cause a change in the category of either entity.

     The Bank's and Company's "minimum," "well capitalized" and actual capital amounts and ratios are presented in the table (dollars in thousands):

                                                          Minimum                Well Capitalized
                                                        For Capital            For Capital Adequacy
                                                     Adequacy Purposes               Purposes                    Actual
                                                 -------------------------- --------------------------- --------------------------
                                                    Amount        Ratio        Amount        Ratio        Amount        Ratio
                                                 ------------- ------------ ------------- ------------- ------------ -------------
As of December 31, 2000
Total Capital (to Risk Weighted Assets):
     Consolidated                                   $50,720        8%          $63,400       10%           $85,973     13.6%
     Bank                                            50,485        8            63,107       10             84,972     13.4
Tier I Capital (to Risk Weighted Assets):
     Consolidated                                    25,360        4            38,040        6             78,824     12.4
     Bank                                            25,243        4            37,864        6             77,823     12.3
Tier I Capital (to Average Assets):
     Consolidated                                    44,142        4            55,178        5             78,824      7.1
     Bank                                            43,785        4            54,731        5             77,823      7.1
As of December 31, 1999
Total Capital (to Risk Weighted Assets):
     Consolidated                                    50,984        8            63,730       10            103,187     16.2
     State Financial Bank                            18,070        8            22,588       10             25,791     11.4
     State Financial Bank - Waterford                 3,341        8             4,176       10              4,485     10.7
     State Financial Bank - Illinois                  4,073        8             5,092       10              7,404     14.5
     Home Federal Savings                            16,850        8            21,062       10             66,085     31.4
     Bank of Northern Illinois                        8,408        8            10,510       10             15,866     15.1
Tier I Capital (to Risk Weighted Assets):
     Consolidated                                    25,492        4            38,238        6             96,282     15.1
     State Financial Bank                             9,035        4            13,553        6             23,542     10.4
     State Financial Bank - Waterford                 1,670        4             2,506        6              3,962      9.5
     State Financial Bank - Illinois                  2,037        4             3,055        6              6,766     13.3
     Home Federal Savings                             8,425        4            12,637        6             64,806     30.8
     Bank of Northern Illinois                        4,204        4             6,306        6             14,544     13.8
Tier I Capital (to Average Assets):
     Consolidated                                    42,706        4            53,382        5             96,282      9.0
     State Financial Bank                            11,940        4            14,926        5             23,542      7.9
     State Financial Bank - Waterford                 2,296        4             2,870        5              3,962      6.9
     State Financial Bank - Illinois                  3,162        4             3,953        5              6,766      8.6
     Home Federal Savings                            16,052        4            20,065        5             64,806     16.1
     Bank of Northern Illinois                        8,953        4            11,192        5             14,544      6.5

18. Stock Plans and Options

     The Company's Stock Incentive Plan allows for grants of restricted stock, incentive stock options and nonqualified options to officers, directors and key consultants of the Company. Options are exercisable at a price equal to the fair market value of the shares at the time of the grant. Options must be exercised within ten years after grant.

     A summary of all restricted stock and stock option transactions follows:

                                     Number of
                                     Shares of                     Number                        Total
                                    Restricted                    of Stock                      Number
                                       Stock         Price         Options        Price        of Shares
                                   ------------------------------------------------------------------------
Balance at December 31, 1997            2,172      5.07 - 21.88      717,359    3.86 - 21.88     719,531
   Granted                               -             -               7,000      15.53            7,000
   Vested restricted stock               (519)        7.67            -             -               (519)
   Exercised                             -             -             (22,637)   4.23 - 14.15     (22,637)
   Canceled                              -             -                (774)   8.11 - 13.03        (774)
                                   ------------------------------------------------------------------------
Balance at December 31, 1998            1,653      7.67-21.88        700,948    3.86 - 21.88     702,601
   Granted                              1,500         15.69            2,950      15.69            4,450
   Vested restricted stock               -             -              -             -              -
   Exercised                             -             -             (15,167)   4.23 - 13.03     (15,167)
   Canceled                              -             -              (1,361)  13.03 -15.53       (1,361)
                                   ------------------------------------------------------------------------
Balance at December 31, 1999            3,153      7.67-21.88        687,370    3.86 - 21.88     690,523
   Granted                               -             -              -             -              -
   Vested restricted stock                943      7.67-21.88         -             -                943
   Exercised                             -             -              15,334    3.86 -8.10        15,334
   Canceled                               290         8.10           422,922    9.26-21.88       423,212
                                   ------------------------------------------------------------------------
Balance at December 31, 2000            1,920    $15.69-$21.88       249,114   $6.63-$21.88      251,034
                                   ========================================================================

     At December 31, 2000, the weighted-average remaining contractual life of outstanding options was six years at a weighted-average exercisable price of $15.76 per share compared to seven years and a price of $15.78 per share at December 31, 1999.

19. Fair Values of Financial Instruments

     Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value follows. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

     In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the following disclosures. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The Company does not routinely measure the market value of financial instruments, because such measurements represent point-in-time estimates of value. It is not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and, even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company's future earnings or cash flows.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

     Investment Securities. Fair values for investment securities are based on quoted market prices, where available.

     Loans Receivable. For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for commercial real estate loans and fixed-rate mortgage, consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Deposits. The fair values disclosed for interest and noninterest checking accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

     Securities Sold Under Agreement to Repurchase and Federal Funds Purchased. The carrying amounts of securities sold under agreement to repurchase and federal funds purchased approximate their fair value.

     Accrued Interest Receivable and Payable. The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair values.

     Notes Payable. The carrying values of the Company's notes payable approximate fair value.

     Off-Balance-Sheet Instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As a consequence, the estimated fair value of the commitments is approximately equal to the related fee received, which is nominal.

     The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2000 and 1999:

                                                                2000                                   1999
                                                ------------------------------------- ----------------------------------------
                                                  Carrying Amount     Fair Value        Carrying Amount       Fair Value
                                                ------------------------------------- ----------------------------------------
Cash and due from banks                               $44,993,586       $44,993,586         $51,710,232       $51,710,232
Interest-bearing bank balances                          3,303,170         3,303,170           7,128,225         7,128,225
Federal funds sold                                      1,760,272         1,760,272             945,576           945,576
Investment securities                                 303,641,448       306,656,689         221,935,401       221,968,305
Loans                                                 654,837,747       654,010,857         701,098,385       688,364,567
Accrued interest receivable                             6,978,744         6,978,744           5,810,538         5,810,538
Loans held for sale                                     6,071,482         6,071,482          48,002,714        48,002,714
Deposits                                              859,355,788       861,925,542         847,050,564       847,864,552
Notes payable                                           7,309,250         7,309,250          39,958,609        39,958,609
Securities sold under agreement to repurchase          11,419,510        11,419,510          15,733,809        15,733,809
Federal funds purchased                                10,000,000        10,000,000          12,400,000        12,400,000
Accrued interest payable                                2,910,649         2,910,649           2,193,555         2,193,555
Federal Home Loan Bank advances                        77,700,000        77,700,000          61,500,000        61,500,000

20. State Financial Services Corporation (Parent Company Only) Financial Information

     Financial statements of the Company at December 31, 2000 and 1999, and for the three years ended December 31, 2000, follow:

     BALANCE SHEETS
                                                         December 31
                                                  2000                1999
                                              ---------------------------------
Assets
Cash and cash equivalents                            $119,639       $1,242,495
Investments:
   Available-for-sale                               5,702,263        3,964,294
   Held-to-maturity                                   100,000          100,000
Investment in Subsidiaries                        105,145,829      140,036,397
Loans receivable from subsidiaries                    288,840          241,986
Recoverable income taxes                            2,630,274        3,172,931
Fixed assets                                          255,275          189,843
Other assets                                        1,320,326        1,315,559
                                              ---------------------------------
Total assets                                     $115,562,446     $150,263,505
                                              =================================

Liabilities
Accrued expenses and other liabilities             $1,753,939         $637,343
Notes payable                                       7,309,250       39,958,609
                                              ---------------------------------
Total liabilities                                   9,063,189       40,595,952

Shareholders' equity
Common stock                                        1,010,773        1,009,269
Additional paid-in capital                         95,027,591       94,923,187
Retained earnings                                  46,045,533       46,812,497
Accumulated other comprehensive income                888,394       (2,709,310)
Unearned shares held by ESOP                       (5,131,608)      (5,131,608)
Treasury stock                                    (31,341,426)     (25,236,482)
                                              ---------------------------------
Total shareholders' equity                        106,499,257      109,667,553
                                              ---------------------------------
Total liabilities and shareholders' equity       $115,562,446     $150,263,505
                                              =================================

20. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF INCOME
                                                                     Year ended December 31
                                                            2000              1999              1998
                                                     -------------------------------------------------------
Income:
   Dividends                                                $42,800,000       $19,300,000        $4,575,000
   Interest                                                     689,551           682,157         1,387,670
   Management fees                                            1,596,031         1,404,738         1,161,625
   Other                                                        207,483           780,540           431,402
                                                     -------------------------------------------------------
                                                             45,293,065        22,167,435         7,555,697
Expenses:
   Interest                                                   3,145,229         1,160,430           130,222
   Other                                                      2,316,311         2,492,910         9,650,631
                                                     -------------------------------------------------------
                                                              5,461,540         3,653,340         9,780,853
                                                     -------------------------------------------------------
Income (losses) before income tax credit and
   equity in undistributed net income
   of subsidiaries                                           39,831,525        18,514,095       (2,225,156)
Income tax credit                                             1,003,289           273,166         1,528,092
                                                     -------------------------------------------------------
                                                             40,834,814        18,787,261         (697,064)

                                                     -------------------------------------------------------
Equity in undistributed net income  of
   subsidiaries                                            (37,836,976)      (11,354,779)         1,853,977
                                                     -------------------------------------------------------
Net income                                                   $2,997,838       $ 7,432,482        $1,156,913
                                                     =======================================================

20. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF CASH FLOWS
                                                                         Year ended December 31
                                                                2000              1999              1998
                                                          -----------------------------------------------------
Operating activities
Net income                                                     $2,997,838        $7,432,482        $1,156,913
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed income                            37,836,976        11,354,779        (1,853,977)
     Provision for depreciation                                   107,774            70,110            52,236
     Decrease (increase) in recoverable income                    542,657          (529,038)       (1,965,548)
     Cost of Home stock plan                                            -                 -         3,898,481
     Realized investment securities gains, net                   (167,561)         (739,095)         (399,104)
     Other                                                        777,089          (340,523)              903
                                                          -----------------------------------------------------
Net cash provided by operating activities                      42,094,773        17,248,715           889,904

Investing activities
Purchases of securities available for sale                     (1,376,608)       (6,498,828)       (3,390,024)
Maturities of securities available for sale                        22,674         2,810,092                 -
Sales of securities available for sale                            769,564         3,196,977         1,294,466
Decrease (increase) in loans receivable from
   subsidiaries                                                   (46,854)        3,965,077           699,412
Retirement of Home ESOP                                                 -        (3,970,077)                -
Purchases of premises and equipment                              (173,206)          (86,644)         (114,485)
Acquisition of subsidiaries                                             -       (33,686,273)       (2,243,609)
Additional investment in subsidiaries                                   -          (343,209)       (1,407,711)
                                                          -----------------------------------------------------
Net cash used by investing activities                            (804,430)      (34,612,885)       (5,342,009)

Financing activities
Proceeds (repayment) of notes payable                         (32,649,359)       33,208,609         2,850,000
Decrease in guaranteed ESOP obligation                                  -           221,101            96,855
Cash dividends                                                 (3,764,804)       (4,368,257)       (5,291,432)
Purchase of treasury stock                                     (6,104,944)      (25,236,482)       (3,287,456)
Issuance of common stock in acquisition                                 -                 -         2,410,199
Proceeds from exercise of stock options                           105,908           173,000           239,653
                                                          -----------------------------------------------------
Net cash provided (used) by financing activities              (42,413,199)        3,997,971        (2,982,181)
                                                          -----------------------------------------------------
Decrease in cash and cash equivalents                          (1,122,856)      (13,366,199)       (7,434,286)
Cash and cash equivalents at beginning of year                  1,242,495        14,608,694        22,042,980
                                                          -----------------------------------------------------
Cash and cash equivalents at end of year                          119,639        $1,242,495      $ 14,608,694
                                                          =====================================================

21. Subsequent Event

     On March 7, 2001, the Company signed a definitive agreement to acquire LB Bancorp, Inc., the parent company of Liberty Bank, a Wisconsin banking corporation, for $12.0 million. At December 31, 2000, LB Bancorp, Inc. had total assets of $96.9 million, deposits of $86.7 million and stockholders' equity of $6.3 million. The acquisition is subject to regulatory approvals and is expected to close in the second quarter of 2001. The acquisition will be accounted for as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     Directors. The information contained under the captions Proposal No.1. "Election of Directors--Directors" and "Miscellaneous Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

     Executive Officers. Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

Name                    Age     Positions Held
----                    ---     --------------

John B. Beckwith         47     Senior Vice President of SFSC
                                President, State Financial Bank, N.A.
                                Metro Milwaukee Market

Donna M. Bembenek        39     Senior Vice President, Sales and
                                Marketing of SFSC

Timothy L. King          54     Senior Vice President, Chief Financial Officer
                                and Controller of SFSC

Michael A. Reindl        41     Senior Vice President and Treasurer of SFSC
                                Secretary of SFSC
                                Secretary of State Financial Bank, N.A.

Daniel L. Westrope       51     Senior Vice President of  SFSC
                                President, State Financial Bank, N.A. Tri
                                County Market

     John B. Beckwith has served as Senior Vice President of SFSC since November, 1997. Mr. Beckwith is President of State Financial Bank, N.A.'s Metro Milwaukee Market, which includes eight full service branch locations in Wisconsin, since October, 2000. From 1994 to October, 2000, Mr. Beckwith was the president of the former State Financial Bank (Wisconsin). Mr. Beckwith has served as a Director of State Financial Bank, N.A., or a predecessor thereof, since 1991. Mr. Beckwith joined the Company in 1990

     Donna M. Bembenek was elected Senior Vice President, Sales and Marketing of SFSC in December, 2000. From 1995 to 2000, Ms. Bembenek served as Vice President of Marketing. Ms. Bembenek joined the Company in 1993 with more than nine years of sales, marketing and sales management experience.

     Timothy L. King has served as Senior Vice President, Chief Financial Officer and Controller since joining the Company in August, 2000. Mr. King was employed by Bank One Corporation, or a predecessor thereof, for twenty-three years where he was most recently National Accounting Director and Controller of the Retail Group.

     Michael A. Reindl has served as Senior Vice President and Treasurer of SFSC since August, 2000. From 1993 to 2000, Mr. Reindl was Chief Financial Officer and Controller of SFSC and prior thereto, held various financial positions with SFSC. Mr. Reindl is also the Secretary of SFSC and the Secretary of State Financial Bank, N.A. Mr. Reindl joined the Company in 1984.

     Daniel L. Westrope has served as Senior Vice President of SFSC since joining the Company in February, 1998. Mr. Westrope is President of State Financial Bank, N.A.'s Tri County Market, which includes five full service branch locations in Illinois, since October, 2000. From December, 1998 to October, 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to Joining the Company, Mr. Westrope was employed by First Union Securities (1995 through February, 1998), Howe Barnes Investments, Inc. (1994 to 1995) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope was elected a Director of State Financial Bank, N.A. effective October, 2000.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     The information contained under the captions "Proposal No.1. Election of Directors-- Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference; provided, however, that the information under the subheading "Board of Directors Report on Executive Compensation" shall not be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS,
-------   ---------------------------------------------------
          AND BENEFICIAL OWNERS
          ---------------------

     The information contained under the caption "Proposal 1. Election of Directors--Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     The information contained under the caption "Proposal 1. Election of Directors--Certain Transactions and Other Relationships with Management and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

(a)  Documents filed:

     1. Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2000, are set forth in Item 8:

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

                                    STATE FINANCIAL SERVICES CORPORATION

                                    By: /s/ Michael J. Falbo
                                        -----------------------------------
                                        Michael J. Falbo, President and
                                             Chief Executive Officer

Date: March 16, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive and Financial Officers

 /s/ Jerome J. Holz           Chairman of the Board and
---------------------------   Vice President                     March 16, 2001
Jerome J. Holz

 /s/ Michael J. Falbo         President and Chief Executive
---------------------------   Officer                            March 16, 2001
Michael J. Falbo

/s/ Timothy L. King           Senior Vice President, Chief
---------------------------   Financial Officer, and Controller  March 16, 2001
Timothy L. King

/s/ Michael A. Reindl         Senior Vice President and
---------------------------   Treasurer                          March 16, 2001
Michael A. Reindl


Directors

/s/ Jerome J. Holz              Director                         March 16, 2001
---------------------------
Jerome J. Holz

/s/ Michael J. Falbo            Director                         March 16, 2001
---------------------------
Michael J. Falbo

/s/ Richard A. Horn             Director                         March 16, 2001
---------------------------
Richard A. Horn

/s/ Thomas S. Rakow             Director                         March 16, 2001
---------------------------
Thomas S. Rakow

/s/ Ulice Payne, Jr.            Director                         March 16, 2001
Ulice Payne, Jr.

/s/ David M. Stamm              Director                         March 16, 2001
---------------------------
David M. Stamm

/s/ Barbara E. Weis             Director                         March 16, 2001
---------------------------
Barbara E. Weis

                      STATE FINANCIAL SERVICES CORPORATION
                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 2000

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

2.2 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated. (6)

2.3 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992. (1)

2.4 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. dated April 12, 1995. (7)

2.5 Agreement and Plan of Merger By and Among Registrant, RBI, Inc. and Richmond Bancorp, Inc. (9)

2.6 Agreement and Plan of Merger By and Among Registrant, FWC Acquisition Corp., and First Waukegan Corporation dated March 12, 1999. (13)

2.7 Agreement to Merge between State Financial Bank (Wisconsin), State Financial Bank - Waterford (Wisconsin), State Financial Bank (Illinois), Home Federal Savings and Loan Association of Elgin and Bank of Northern Illinois, National Association under the charter of Bank of Northern Illinois, National Association under the title of State Financial Bank, National Association.

3.1 Articles of Amendment to the Amended and Restated Articles of Incorporation. (15)

3.2       Articles of Incorporation of the Registrant as Amended and Restated.
          (15)

3.3 Bylaws of Registrant, as amended and restated effective January 27, 1998. (11)

4.1 Form of Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (14)

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

10.13 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (8)

10.14 State Financial Services Corporation 1998 Stock Incentive Plan, as amended. (15)

10.15 Executive Employment and Consulting Agreement between State Financial Services Corporation and Jerome J. Holz. (15)

10.16 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of Michael J. Falbo, Michael
          A. Reindl and Daniel L. Westrope. (15)

10.17 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of John B. Beckwith, Jeryl M Sturino, Donna M. Bembenek, and Thomas A. Lilly. (15)

21        Subsidiaries of Registrant.

23.1      Consent of Ernst & Young LLP.

23.2      Opinion of KPMG, LLP.

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

(12) Incorporated by reference from Registrant's registration statement on Form S-4, Registration Number 33-64375, dated September 25, 1998.

(13) Incorporated by reference from Registrant's Report on Form 8-K for the fiscal year ended March 12, 1999.

(14) Incorporated by reference from Registrant's Report on Form 8-K, dated July 27, 1999.

(15) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1999.


     The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.