Form 10-Q
period 2001-03-31
STATE FINANCIAL SERVICES CORP
filed 2001-05-15
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                 March 31, 2001

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


                                 (414) 425-1600
              ----------------------------------------------------
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

     As of March 31, 2001, there were 7,856,088 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                             No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000                               2

           Consolidated Statements of Income for the
           Three Months ended March 31, 2001 and 2000                         3

           Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2001 and 2000                         4

           Notes to Consolidated Financial Statements                         5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      7



                           PART II - OTHER INFORMATION

Items 1-6                                                                    12

Signatures                                                                   13

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition (Unaudited)
                                                  March 31,       December 31,
                                                    2001              2000
                                               --------------    --------------
ASSETS
  Cash and due from banks                      $   34,535,606    $   44,993,586
  Interest-earning deposits                         5,947,561         3,303,170
  Federal funds sold                                8,355,235         1,760,272
                                               --------------    --------------
  Cash and cash equivalents                        48,838,402        50,057,028
                                               --------------    --------------
  Investment securities
   Held-to-maturity (fair value $2,523,457
    - March 31, 2001 And $3,015,242
    - December 31, 2000)                            2,467,601         2,973,224
   Available for sale (at fair value)             289,824,815       300,668,224
  Loans (net of allowance for loan losses
   of $7,395,966 - March 31, 2001 and
   $7,149,147 -December 31, 2000)                 668,475,526       654,837,747
  Loans held for sale                               9,050,301         6,071,482
  Premises and equipment                           25,836,126        24,885,632
  Accrued interest receivable                       6,750,482         6,978,744
  Goodwill                                         26,273,920        26,787,184
  Other assets                                      6,367,032         7,527,086
                                               --------------    --------------
                              TOTAL ASSETS     $1,083,884,205    $1,080,786,351
                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                        120,398,878       134,788,576
    Savings                                       208,562,927       210,740,973
    Money market                                  194,989,216       206,484,681
    Time deposits in excess of $100,000            70,467,593        69,772,101
    Other time                                    247,329,704       237,569,457
                                               --------------    --------------
                            TOTAL DEPOSITS        841,748,318       859,355,788

  Notes payable                                     7,905,125         7,309,250
  Securities sold under agreements to
   repurchase                                      18,522,565        11,419,510
  Federal funds purchased                                   0        10,000,000
  Federal Home Loan Bank advances                  97,700,000        77,700,000
  Accrued expenses and other liabilities            7,509,065         5,591,897
  Accrued interest payable                          2,912,646         2,910,649
                                               --------------    --------------
                         TOTAL LIABILITIES        976,297,719       974,287,094

Stockholders' equity:
  Preferred stock, $1 par value; authorized--
   100,000 shares; Issued and outstanding--none
  Common stock, $0.10 par value; authorized--
   25,000,000 shares Issued and outstanding--
   10,107,728 shares                                1,010,773         1,010,773
  Capital surplus                                  95,027,591        95,027,591
  Retained earnings                                46,863,720        46,045,533
  Accumulated other comprehensive income            2,816,897           888,394
  Unearned shares held by ESOP                     (5,131,608)       (5,131,608)
  Treasury Stock - 2,251,640 shares in
   2001 and 2,115,540 shares in 2000              (33,000,887)      (31,341,426)
                                               --------------    --------------
                TOTAL STOCKHOLDERS' EQUITY        107,586,486       106,499,257
                                               --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,083,884,205    $1,080,078,351
                                               ==============    ==============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                   Three months ended March, 31
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

INTEREST INCOME:
  Loans, including fees                            $ 14,135,626    $ 15,515,218
  Investment securities
    Taxable                                           4,321,262       3,261,423
    Tax-exempt                                          483,773         462,273
  Federal funds sold                                     52,156         140,676
                                                   ------------    ------------
                     TOTAL INTEREST INCOME           18,992,817      19,379,590

INTEREST EXPENSE:
  Deposits                                            7,988,244       7,463,745
  Notes payable and other borrowings                  1,896,254       2,198,621
                                                   ------------    ------------
                    TOTAL INTEREST EXPENSE            9,884,498       9,662,366
                                                   ------------    ------------
                       NET INTEREST INCOME            9,108,319       9,717,224

Provision for loan losses                               270,000         202,500
                                                   ------------    ------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES            8,838,319       9,514,724

OTHER INCOME:
  Service charges on deposit accounts                   450,302         466,280
  ATM and merchant service fees                         727,955         575,306
  Security commissions and management fees              256,751         362,686
  Investment securities gains                           431,124               0
  Gains on sale of loans                                381,003         145,218
  Other                                                 353,397         327,176
                                                   ------------    ------------
                        TOTAL OTHER INCOME            2,600,532       1,876,666

OTHER EXPENSES:
  Salaries and employee benefits                      3,968,484       3,739,377
  Net occupancy expense                                 568,824         530,851
  Equipment rentals, depreciation and
   maintenance                                          906,296         999,819
  Data processing                                       545,406         521,863
  Legal and professional                                449,054         497,864
  ATM and merchant services                             515,505         393,291
  Advertising                                           259,332         276,640
  Goodwill amortization                                 513,265         513,262
  Other                                                 957,036       1,093,850
                                                   ------------    ------------
                      TOTAL OTHER EXPENSES            8,683,202       8,566,817

                INCOME BEFORE INCOME TAXES            2,755,649       2,824,573
Income taxes expense                                  1,023,460       1,118,937
                                                   ------------    ------------
                                NET INCOME         $  1,732,189    $  1,705,636
                                                   ============    ============

 Basic earnings per common share
  (See Note B)                                     $       0.23    $       0.21
 Diluted earnings per common share
  (See Note B)                                             0.23            0.21
 Dividends per common share                                0.12            0.12


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)


                                                   Three months ended March, 31
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

OPERATING ACTIVITIES
  Net income                                       $  1,732,189    $  1,705,636
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Provision for loan losses                         270,000         202,500
      Provision for depreciation                        664,269         655,565
      Amortization of investment security
        Premiums and accretion of discounts-net         141,133          86,351
      Amortization of goodwill                          513,265         513,262
      Deferred income taxes                           1,316,130               0
      Decrease (increase) in accrued interest
       receivable                                       228,262        (243,819)
      Increase (decrease) in accrued interest
       payable                                            1,997         251,130
      Realized investment securities gains, net        (431,124)              0
      Other                                            (925,247)        631,839
                                                   ------------    ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       3,510,874       3,802,464

INVESTING ACTIVITIES
  Proceeds from maturities or principal
   payments of investment securities held-to-
   maturity                                             502,064           5,729
  Purchases of securities available for sale         (1,940,988)    (56,443,493)
  Proceeds from maturities and sales of
   investment securities available for sale          17,692,789       7,590,343
  Net (increase) decrease in loans                  (16,886,598)     25,933,174
  Net purchases of premises and equipment            (1,614,763)     (2,122,672)
                                                   ------------    ------------
          NET CASH USED BY INVESTING ACTIVITIES      (2,247,496)    (25,036,919)

FINANCING ACTIVITIES
  Net decrease in deposits                          (17,607,470)     (6,210,355)
  Proceeds of notes payable                             595,875               0
  Net change in securities sold under agreement
   to repurchase                                      7,103,055       9,122,941
  Increase in Federal Home Loan Bank advances        20,000,000      23,700,000
  Cash dividends                                       (914,003)       (985,415)
  Repayments of federal funds purchased             (10,000,000)     (9,825,000)
  Purchase of Treasury Stock                         (1,659,461)              0
  Proceeds from exercise of stock options                     0          67,702
                                                   ------------    ------------
                       NET CASH (USED) PROVIDED
                        BY FINANCING ACTIVITIES      (2,482,004)     15,869,873
                                                   ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                (1,218,626)     (5,364,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                              50,057,028      59,784,033
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 48,838,402    $ 54,419,451
                                                   ============    ============
 Supplemental information:
  Cash paid for Interest                           $  9,886,495    $ 12,156,236
  Cash (received) paid for Income taxes              (1,087,373)        104,121


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2001

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or "State") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B--ACCOUNTING CHANGES

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities and Deferral of the Effective Date of SFAS No. 133," which defers the effective date of SFAS No. 133 until years beginning after June 15, 2000, provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. However, the Statement provides for special accounting for certain derivatives that meet the definition of hedges. Changes in the fair value of derivatives that do not meet the definition of hedges are required to be reported in earnings in the period of the change. The Company does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest or principle, only strips of similar financial instruments. Therefore, the Statement does not have an impact on the Company. The Company implemented SFAS No. 133 on January 1, 2001, and there was no transition adjustment.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", which was issued in September 2000, replaces, in its entirety, SFAS No. 125. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements.

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

                                                    For the three months ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

Basic:
Weighted-average number of shares outstanding         7,970,490       8,581,718
Less: weighted-average number
 of unearned ESOP shares                               (375,500)       (390,958)
                                                   ------------    ------------
Denominator for basic earnings per share              7,594,990       8,190,760
                                                   ============    ============

Fully diluted:
Denominator for basic earnings per share              7,594,990       8,190,760
Add: assumed conversion of stock options using
 the treasury stock method                                2,850           8,206
                                                   ------------    ------------
Denominator for fully diluted earnings per
 share                                                7,597,840       8,198,966
                                                   ============    ============

NOTE E - COMPREHENSIVE INCOME

         Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity.

                                                    For the three months ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

   Net income                                      $  1,732,189    $  1,705,636

   Other comprehensive income (loss)

   Change in unrealized securities gains
    (losses), net of tax                              2,190,583        (510,918)
   Reclassification adjustment for realized
    gains (losses) included in net income              (431,124)              0
   Estimated income tax expense on realized
    securities gains                                    169,044               0
                                                   ------------    ------------
   Total comprehensive income                      $  3,660,692    $  1,194,718
                                                   ============    ============

NOTE F - STOCK REPURCHASE PROGRAM

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of approximately 600,000 shares of the Company's Common Stock (the "2000 Repurchase Program"). The Company completed the 2000 Repurchase Program on September 13, 2000, repurchasing a total of 600,400 shares at an average price of $10.17.

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of up to 5%, or approximately 450,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of March 31, 2001 the Company purchased 136,100 shares at an average price of $12.20.

NOTE G - SUBSEQUENT EVENT

     On March 7, 2001, the Company signed a definitive agreement to acquire LB Bancorp, Inc., the parent company of Liberty Bank, a Wisconsin banking corporation, for $12.0 million. At December 31, 2000, LB Bancorp, Inc. had total assets of $96.9 million, deposits of $86.7 million and stockholders' equity of $6.3 million. The acquisition is subject to regulatory approvals and expected to close in July, 2001. The acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At March 31, 2001 and March 31, 2000 total assets were $1.1 billion. At March 31, 2001, total deposits decreased $17.6 million compared to December 31, 2000 mainly due to cyclical declines in demand balances and lower savings and money market balances influenced by intense competition from non-depository investment options. Other significant uses of funds during the first three months of 2001 consisted of a $16.9 million net increase in loans, $10 million in repayment of Federal Funds purchased, $1.7 million for the purchase of treasury stock, $1.2 million decrease in cash and cash equivalents, $914 thousand in payment of cash dividends, and the purchase of $1.6 million in fixed assets. The purchase of fixed assets was mainly due to construction in progress incurred for an additional office in Elgin, expected to open in the second quarter 2001. Funding sources came from a $20 million increase in Federal Home Loan Bank Advances, $16.3 million from the net decrease in investment securities, $7.1 million increase in securities sold under agreements to repurchase, $3.5 million in net cash provided by operating activities, and $600 thousand increase in notes payable.

Asset Quality

     At March 31, 2001, non-performing assets were $9.6 million, an increase of $500 thousand from December 31, 2000 due to an increase of $650 thousand in nonaccrual loans. Total non-performing assets as a percentage of total assets were 0.89% at March 31, 2001 and 0.84% at December 31, 2000. As a percentage of total loans outstanding, the level of non-performing loans increased to 1.37% at March 31, 2001 from 1.32% at December 31, 2000. At March 31, 2001, available information suggests that additional loans totaling approximately $300 thousand will likely be included as non-accrual, past due or restructured during the second quarter of 2001.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                           Mar. 31   Dec. 31   Sep. 30   Jun. 30    Mar. 31
                                            2001      2000      2000      2000       2000
                                           ------------------------------------------------
Nonaccrual loans                           $9,382    $8,729    $ 5,160   $ 4,780    $ 4,694
Accruing loans past due 90 days or more         0       106        250        22          4
Restructured loans                              0         0          0         0          0
                                           ------------------------------------------------
Total non-performing and restructured
 loans                                      9,382     8,835      5,510     4,802      4,698
Other real estate owned                       262       267        276       223        787
                                           ------------------------------------------------
Total non-performing assets                $9,644    $9,102    $ 5,686   $ 5,025    $ 5,485
                                           ================================================
Ratios:
  Non-performing loans to total loans        1.37%     1.32%      0.74%     0.66%      0.65%
  Allowance to total loans                   1.08      1.07       0.97      0.99       0.98
  Allowance to non-performing loans         78.83     80.92     130.54    149.25     150.54
  Non-performing assets to total assets      0.89      0.84       0.52      0.46       0.50
                                           ================================================

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses.

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2001, the Allowance was $7.4 million, an increase of $247 thousand from the balance at December 31, 2000.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.08% at March 31, 2001 compared to 1.07% at December 31, 2000. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 2001.

     The following table sets forth an analysis of the Company's Allowance for loan losses for the periods indicated (dollars in thousands):

                                                Three months
                                                    Ended            Year ended
                                               March 31, 2001      Dec. 31, 2000
                                               --------------      -------------

Balance at beginning of period                    $  7,149           $  6,905
Charge-offs:
   Commercial                                            0                464
   Real estate                                          20                 74
   Installment                                          41                255
   Other                                                 2                 40
                                                  --------           --------
   Total charge-offs                                    63                833

Recoveries:
   Commercial                                           15                 96
   Real estate                                           1                  4
   Installment                                          22                160
   Other                                                 2                  7
                                                  --------           --------
   Total recoveries                                     40                267
                                                  --------           --------

Net charge-offs                                         23                566
Additions charged to operations                        270                810
                                                  --------           --------
Balance at end of period                          $  7,396           $  7,149
                                                  ========           ========
Ratios:
   Net charge-offs to
     Average loans outstanding1                       0.01%              0.08%
  Net charge-offs to total allowance1                 1.24               7.92
  Allowance to period end
     Loans outstanding                                1.08               1.07
                                                  ========           ========

1.   Annualized

Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000

General

     For the quarter ended March 31, 2001, the Company reported a net income of $1,732,000, compared to net income of $1,706,000 reported for the quarter ended March 31, 2000. Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 2001 and March 31, 2000 (dollars in thousands):

                                                         2001                                 2000
                                        ----------------------------------------------------------------------
                                          Average                 Yield/       Average                 Yield/
                                          Balance      Interest   Rate(4)      Balance      Interest   Rate(4)
                                        ---------------------------------    ---------------------------------
ASSETS
Interest-earning assets:
  Loans(1,2,3)                          $   674,572    $ 14,167    8.52%     $   746,627    $ 15,547    8.37%
  Taxable investment securities             256,694       4,255    6.72          190,019       3,134    6.63
  Tax-exempt investment securities(3)        42,826         733    6.94           40,018         700    7.04
  Other short-term investments                    0           0    0.00                0           0    0.00
  Interest-earning deposits                   6,727          67    4.01            7,765         128    6.63
  Federal funds sold                          3,492          52    6.06            9,928         141    5.71
                                        -----------    --------    ----      -----------    --------    ----
Total interest-earning assets               984,311      19,274    7.94          994,357      19,650    7.95
Non-interest-earning assets:
  Cash and due from banks                    38,054                               33,594
  Premises and equipment, net                25,227                               23,926
  Other assets                               40,723                               41,297
Less: Allowance for loan losses              (7,259)                              (7,034)
                                        -----------                          -----------
TOTAL                                   $ 1,081,056                          $ 1,086,140
                                        ===========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    Now accounts                        $    88,554    $    316    1.45%     $   105,422    $    445    1.70%
    Money market accounts                   196,174       2,250    4.65          177,181       2,035    4.62
    Savings deposits                        118,073         706    2.42          144,161         987    2.75
    Time deposits                           314,214       4,715    6.09          296,062       3,996    5.43
    Notes payable                             7,629         153    8.13           39,959         797    8.02
    FHLB borrowings                          94,424       1,331    5.72           78,832       1,024    5.17
    Federal funds purchased                   8,784         137    6.32           13,890         214    6.20
    Securities sold under
      agreement to repurchase                17,363         275    6.42           12,024         164    5.42
                                        -----------    --------    ----      -----------    --------    ----
 Total interest-bearing liabilities         845,215       9,884    4.74          867,531       9,663    4.48

 Non-interest-bearing liabilities:
   Demand deposits                          117,153                              106,633
   Other                                      9,188                                2,817
                                        -----------                          -----------
 Total liabilities                          971,556                              976,981
                                        -----------                          -----------
 Stockholders' equity                       109,500                              109,159
                                        -----------                          -----------
 TOTAL                                  $ 1,081,056                          $ 1,086,140
                                        ===========                          ===========
Net interest earning and interest rate spread          $  9,390    3.20%                    $  9,987    3.47%
                                                       ========    ====                     ========    ====
Net yield on interest-earning assets
                                                                   3.87%                                4.04%
                                                                   ====                                 ====
------------------------------
     1.   For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
     2.   Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
     3.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
     4.   Annualized

     For the quarter ended March 31, 2001, the Company reported taxable-equivalent net interest income of $9.4 million, a decrease of $600 thousand or 6.0% from the $10.0 million reported for the quarter ended March 31, 2000. The decrease was mainly due to interest rates on deposits and borrowed funds upwardly repricing quicker than interest-earning asset yields. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) declined to 3.87% in first quarter 2001 from 4.04% in first quarter 2000.

     Taxable-equivalent total interest income decreased $376 thousand for the quarter ended March 31, 2001 compared to the first quarter of 2000. The decrease was mainly due to volume decreases in interest-earning assets over the preceding twelve months. The Company reported a $10.0 million or 1.0% decrease in the volume of average interest-earning assets in first quarter 2001 over first quarter 2000, mainly due to decreased average loans offset by increased investment securities. Average loans outstanding decreased $72 million or 9.7% in first quarter 2001 over first quarter 2000. The decrease was mainly due to the sale of $109.8 million of long-term fixed-rate mortgages during 2000, which were replaced with adjustable rate mortgage investment securities. This is the main reason for the increase of $66.7 million in taxable investment securities. For the quarter ended March 31, 2001, the Company's taxable-equivalent yield on interest-earning assets was 7.94% compared to 7.95% for the quarter ended March 31, 2000. The Company's first quarter 2001 loan yield increased to 8.52% from 8.37% in first quarter 2000, mainly due to the sale of the lower fixed-rate mortgage loans in 2000. The Company also experienced yield improvements in its taxable investment securities due to the purchase of higher yield investment securities during the first quarter and fourth quarter of 2000. For the quarter ended March 31, 2001, the yield on taxable investment securities increased to 6.72% from 6.63% and tax-exempt investment yields decreased to 6.94% from 7.04% for the quarter ended March 31, 2000.

     Funding costs were also impacted by the higher interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities increased to 4.74% for first quarter 2001 from 4.48% for first quarter 2000 mainly due to the higher rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings. In the first quarter 2001, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 14.3% of the Company's interest-bearing liabilities compared to 12.1% in first quarter 2000. This increase was necessary to fund asset growth not supported by deposit growth.

Provision for Loan Losses

     The provision for loan losses was $270 thousand in first quarter 2001 and $202.5 thousand in first quarter 2000.

Other Income

     Total other income increased $724 thousand in first quarter 2001 over first quarter 2000, mainly due to increases in ATM and merchant services, gains on sale of loans, and investment securities and other income. These increases were offset by decreases in service charges on deposit accounts and security commissions and management fees. ATM fees and merchant services income increased $153 thousand, due to increased volume in foreign transactions at the Company's ATM terminals and merchant services income increased due to increased volume and rate adjustments. Gains on sale of mortgage loans increased $236 thousand due to increased volume resulting from a lower rate environment. The Company realized $431 thousand in investment securities gains in the first quarter 2001; there were no securities sales in first quarter 2000. Security transaction commissions and management fees decreased $106 thousand due to decreased volume.

Other Expenses

     Other expenses increased $116 thousand in first quarter 2001 over first quarter 2000, due to increases in personnel expenses, data processing, and ATM and merchant services, offset by decreases in occupancy and equipment expenses, legal and professional fees, and advertising. Personnel costs increased $229 thousand mainly due to increased sales commissions as a result of volume increases in the secondary mortgage market. Data processing increased $24 thousand and ATM and merchant services increased $122 thousand due to customer volume increases and rate adjustments. Net occupancy and equipment expense decreased $55 thousand mainly due to decreased service contracts. Legal and professional fees decreased $49 thousand and advertising decreased $17 thousand.

Income Taxes

     Income tax expense for the quarter ended March 31, 2001 was $1.0 million compared to expense of $1.1 million for the quarter ended March 31, 2000. The effective tax expense was 37.1% for the first quarter of 2001 compared to a rate of 39.6% for the first quarter of 2000.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $49 million and $50 million at March 31, 2001 and December 31, 2000, respectively.

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2001, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                             Regulatory           Regulatory
                                               Minimum         Well-capitalized
                          Actual             Requirement          Requirement
                     -----------------    -----------------    -----------------
                                       (dollars in thousands)

                      Amount   Percent     Amount   Percent     Amount   Percent
                      ------   -------     ------   -------     ------   -------
Tier 1 leverage      $76,774     7.3%     $42,097     4.0%     $52,621     5.0%
Tier 1 risk-based
 capital             $76,774    11.9%     $25,845     4.0%     $38,768     6.0%
Risk-based capital   $84,170    13.0%     $51,691     8.0%     $64,613    10.0%

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 annual report on Form 10-K.

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


Part II.  Other Information

Item 1.   Legal Proceedings

     As of March 31, 2001, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

     The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 2002 Annual Meeting of Shareholders is November 23, 2001. Additionally, if the Company receives notice of a shareholder proposal after February 1, 2002, the persons named in proxies solicited by the Board of Directors of the Company for its 2002 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K

     On March 7, 2001, the Company filed a report on Form 8-K in regards to a definitive agreement and plan of merger to acquire LB Bancorp and its subsidiary, Liberty Bank.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STATE FINANCIAL SERVICES CORPORATION
                                        (Registrant)



Date: May 7, 2001                       By:  /s/ Michael J. Falbo
                                           ----------------------------------
                                           Michael J. Falbo
                                           President and Chief Executive Officer



Date: May 7, 2001                       By:  /s/ Timothy L. King
                                           ----------------------------------
                                           Timothy L. King
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           and Controller