Form 10-Q
period 2001-06-30
STATE FINANCIAL SERVICES CORP
filed 2001-08-13
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2001, there were 7,797,688 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000                             2

             Consolidated Statements of Income for the
             Three Months ended June 30, 2001 and 2000                       3

             Consolidated Statements of Income for the
             Six Months ended June 30, 2001 and 2000                         4

             Consolidated Statements of Cash Flows for the
             Six Months ended June 30, 2001 and 2000                         5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   8



                        PART II - OTHER INFORMATION

Items 1-6                                                                   16

Signatures                                                                  18

Part I.   Financial Information
Item 1.   Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition (Unaudited)
                                                                                      June 30,                December 31,
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
ASSETS
  Cash and due from banks                                                               $ 28,333,254              $ 44,993,586
  Interest-earning deposits                                                               34,119,375                 3,303,170
  Federal funds sold                                                                       9,568,954                 1,760,272
                                                                                ---------------------     ---------------------
  Cash and cash equivalents                                                               72,021,583                50,057,028

  Investment securities
     Held-to-maturity (fair value $2,265,792  - June 30, 2001
           and $3,015,242 - December 31, 2000)                                             2,272,982                 2,973,224

     Available for sale (at fair value)                                                  273,586,393               300,668,224

  Loans (net of allowance for loan losses of $7,540,687 -
      June 30, 2001 and $7,149,147 -December 31, 2000)                                   668,936,201               654,837,747
  Loans held for sale                                                                     18,004,653                 6,071,482

  Premises and equipment                                                                  26,728,477                24,885,632
  Accrued interest receivable                                                              6,187,155                 6,978,744
  Goodwill                                                                                25,760,756                26,787,184
  Other assets                                                                             5,944,694                 7,527,086
                                                                                ---------------------     ---------------------
                                                                  TOTAL ASSETS       $ 1,099,442,894           $ 1,080,786,351
                                                                                =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
     Demand                                                                              120,690,667               134,788,576
     Savings                                                                             203,715,006               210,740,973
     Money market                                                                        204,773,797               206,484,681
     Time deposits in excess of $100,000                                                  75,825,374                69,772,101
     Other time                                                                          248,235,742               237,569,457
                                                                                ---------------------     ---------------------
                                                                TOTAL DEPOSITS           853,240,586               859,355,788

  Notes payable                                                                           11,156,000                 7,309,250
  Securities sold under agreements to repurchase                                          21,746,456                11,419,510
  Federal funds purchased                                                                          0                10,000,000
  Federal Home Loan Bank advances                                                         97,700,000                77,700,000
  Accrued expenses and other liabilities                                                   6,204,955                 5,591,897
  Accrued interest payable                                                                 2,828,084                 2,910,649
                                                                                ---------------------     ---------------------
                                                             TOTAL LIABILITIES           992,876,081               974,287,094

Stockholders' equity:
  Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
  Common stock, $0.10 par value; authorized--25,000,000
     shares; Issued and outstanding--10,107,728 shares                                     1,010,773                 1,010,773
  Capital surplus                                                                         95,027,591                95,027,591
  Retained earnings                                                                       47,787,329                46,045,533
  Accumulated other comprehensive income                                                   1,584,697                   888,394
  Unearned shares held by ESOP                                                           (5,131,608)               (5,131,608)
  Treasury Stock - 2,370,542 shares in 2001 and
     2,115,540 shares in 2000                                                           (33,711,969)              (31,341,426)
                                                                                ---------------------     ---------------------
                                                    TOTAL STOCKHOLDERS' EQUITY           106,566,813               106,499,257
                                                                                ---------------------     ---------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,099,442,894           $ 1,080,078,351
                                                                                =====================     =====================
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                         Three months ended June 30,
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
INTEREST INCOME:
  Loans, including fees                                                                  $13,812,205               $14,737,251
  Investment securities
     Taxable                                                                               3,687,620                 3,995,706
     Tax-exempt                                                                              495,747                   484,218
  Federal funds sold                                                                         165,855                   198,405
                                                                                ---------------------     ---------------------
                                                         TOTAL INTEREST INCOME            18,161,427                19,415,580

INTEREST EXPENSE:
  Deposits                                                                                 7,511,301                 7,733,325
  Notes payable and other borrowings                                                       1,613,475                 2,535,924
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE             9,124,776                10,269,249
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME             9,036,651                 9,146,331

  Provision for loan losses                                                                  270,000                   202,500
                                                                                ---------------------     ---------------------
                                                     NET INTEREST INCOME AFTER             8,766,651                 8,943,831
                                                     PROVISION FOR LOAN LOSSES

OTHER INCOME:
  Service charges on deposit accounts                                                        458,463                   515,547
  ATM and merchant service fees                                                              769,521                   626,562
  Security commissions and management fees                                                   254,396                   318,556

  Investment securities gains (losses)                                                     1,164,687                   (2,000)
  Gains on sale of loans                                                                     484,252                   196,410
  Other                                                                                      386,211                   365,264
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             3,517,530                 2,020,339

OTHER EXPENSES:
  Salaries and employee benefits                                                           4,047,058                 3,695,551
  Net occupancy expense                                                                      551,819                   495,165
  Equipment rentals, depreciation and maintenance                                            971,067                 1,002,672
  Data processing                                                                            454,001                   495,414
  Legal and professional                                                                     465,115                   387,796
  ATM and merchant services                                                                  535,375                   425,278
  Advertising                                                                                316,125                   285,224
  Goodwill amortization                                                                      513,263                   513,264
  Other                                                                                    1,280,746                 1,191,785
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES             9,134,569                 8,492,149

                                                    INCOME BEFORE INCOME TAXES             3,149,612                 2,472,021
  Income taxes expense                                                                     1,335,341                   968,732
                                                                                ---------------------     ---------------------
                                                                    NET INCOME            $1,814,271               $ 1,503,289
                                                                                =====================     =====================

  Basic earnings per common share                                                             $ 0.24                    $ 0.19
  Diluted earnings per common share                                                             0.24                      0.19
  Dividends per common share                                                                    0.12                      0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                                          Six months ended June 30,
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
INTEREST INCOME:
  Loans, including fees                                                                  $27,947,831               $30,252,469
  Investment securities
     Taxable                                                                               8,008,882                 7,257,129
     Tax-exempt                                                                              979,520                   946,491
  Federal funds sold                                                                         218,011                   339,081
                                                                                ---------------------     ---------------------
                                                         TOTAL INTEREST INCOME            37,154,244                38,795,170

INTEREST EXPENSE:
  Deposits                                                                                15,499,545                15,197,070
  Notes payable and other borrowings                                                       3,509,729                 4,734,545
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE            19,009,274                19,931,615
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME            18,144,970                18,863,555

  Provision for loan losses                                                                  540,000                   405,000
                                                                                ---------------------     ---------------------
                                                     NET INTEREST INCOME AFTER            17,604,970                18,458,555
                                                     PROVISION FOR LOAN LOSSES

OTHER INCOME:
  Service charges on deposit accounts                                                        908,765                   981,827
  ATM and merchant service fees                                                            1,497,476                 1,201,868
  Security commissions and management fees                                                   511,147                   681,242

  Investment securities gains (losses)                                                     1,595,811                   (2,000)
  Gains on sale of loans                                                                     865,255                   341,628
  Other                                                                                      739,608                   692,440
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             6,118,062                 3,897,005

OTHER EXPENSES:
  Salaries and employee benefits                                                           8,015,542                 7,434,928
  Net occupancy expense                                                                    1,120,643                 1,026,016
  Equipment rentals, depreciation and maintenance                                          1,877,363                 2,002,491
  Data processing                                                                            999,407                 1,017,277
  Legal and professional                                                                     914,169                   885,660
  ATM and merchant services                                                                1,050,880                   818,569
  Advertising                                                                                575,457                   561,864
  Goodwill amortization                                                                    1,026,528                 1,026,526
  Other                                                                                    2,237,782                 2,285,635
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES            17,817,771                17,058,966

                                                    INCOME BEFORE INCOME TAXES             5,905,261                 5,296,594
  Income taxes expense                                                                     2,358,801                 2,087,669
                                                                                ---------------------     ---------------------
                                                                    NET INCOME            $3,546,460               $ 3,208,925
                                                                                =====================     =====================

  Basic earnings per common share                                                             $ 0.47                    $ 0.40
  Diluted earnings per common share                                                             0.47                      0.40
  Dividends per common share                                                                    0.24                      0.24
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                                          Six months ended June 30,
                                                                                        2001                       2000
                                                                                 --------------------       -------------------
  OPERATING ACTIVITIES
    Net income                                                                            $3,546,460                $3,208,925
    Adjustments to reconcile net income to net
        cash provided by operating activities:
          Provision for loan losses                                                          540,000                   405,000
          Provision for depreciation                                                       1,331,885                 1,307,006
          Amortization of investment security
            premiums and accretion of discounts-net                                          418,892                     7,433
          Amortization of goodwill                                                         1,026,528                 1,026,526
          Deferred income taxes                                                            1,514,466                         0
          Decrease (increase) in accrued interest receivable                                 791,589                  (346,176)
          Increase (decrease) in accrued interest payable                                    (82,565)                  183,216
          Realized investment securities gains, net                                       (1,595,811)                    2,000
          Other                                                                           (1,569,022)                2,012,935
                                                                                 --------------------       -------------------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES             5,922,422                 7,806,865
  INVESTING ACTIVITIES
    Proceeds from maturities or principal payments of
        investment securities held-to-maturity                                               693,253                   235,655
    Purchases of securities available for sale                                          (120,698,234)              (60,976,228)
    Proceeds from maturities and sales of
        investment securities available for sale                                         151,910,182                15,078,675
    Net (increase) decrease in loans                                                     (26,571,625)               21,528,551
    Net purchases of premises and equipment                                               (3,174,730)               (3,023,165)
                                                                                 --------------------       -------------------
                                NET CASH USED PROVIDED BY INVESTING ACTIVITIES             2,158,846               (27,156,512)
  FINANCING ACTIVITIES
    Net decrease in deposits                                                              (6,115,202)              (12,052,722)
    Proceeds of notes payable                                                              3,846,750                 3,385,999
    Net change in securities sold under agreement to repurchase                           10,326,946                10,117,306
    Increase in Federal Home Loan Bank advances                                           20,000,000                13,200,000
    Cash dividends                                                                        (1,804,665)               (1,937,133)
    Repayments of federal funds purchased                                                (10,000,000)               (4,875,000)
    Purchase of Treasury Stock                                                            (2,370,542)               (2,855,244)
    Proceeds from exercise of stock options                                                        0                    82,992
                                                                                 --------------------       -------------------
                                     NET CASH PROVIDED BY FINANCING ACTIVITIES            13,883,287                 5,066,198
                                                                                 --------------------       -------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        21,964,555               (14,283,449)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        50,057,028                59,784,033
                                                                                 --------------------       -------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 72,021,583              $ 45,500,584
                                                                                 ====================       ===================
    Supplemental information:
       Cash paid for Interest                                                           $ 19,093,836              $ 22,493,399
       Cash paid for Income taxes                                                          1,103,522                 1,279,121
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2001

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

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", which was issued in September 2000, replaces, in its entirety, SFAS No. 125. Although SFAS No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company has applied the new rules prospectively to transactions beginning in the second quarter of 2001. The application of the new rules did not have a material impact on the Company's financial statements.

     NOTE C--EARNINGS PER SHARE

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

                                                 For the three months ended        For the six months ended
                                                  June 30,        June 30,         June 30,         June 30,
                                                    2001            2000             2001             2000
                                             -------------------------------------------------------------------
Basic:
Weighted-average number of
   shares outstanding                              7,816,815       8,411,435        7,893,228       8,496,610
Less:  weighted-average number of
   unearned ESOP shares                             (375,500)       (375,500)        (375,500)       (391,458)
                                             -------------------------------------------------------------------
Denominator for basic earnings
   per share                                       7,441,315       8,035,935        7,517,728       8,105,152
                                             ===================================================================
Fully diluted:

Denominator for basic earnings
   per share                                       7,441,315       8,035,935        7,517,728       8,105,152

Add:  assumed conversion of
   stock options using treasury
   stock method                                        3,809           5,001            3,315           5,948
                                             -------------------------------------------------------------------
Denominator for fully diluted
   earnings per share                              7,445,124       8,040,936        7,521,043       8,111,100
                                             ===================================================================

     NOTE D - COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders equity.

                                                 For the three months ended        For the six months ended
                                                  June 30,        June 30,         June 30,         June 30,
                                                    2001            2000             2001             2000
                                             -------------------------------------------------------------------
Net Income                                        $1,814,271      $1,503,289       $3,546,460      $3,208,925
Other comprehensive income (loss)
Change in unrealized securities
   gains (losses), net of tax                       (524,187)       (247,474)       1,666,397        (758,392
Reclassification adjustment for realized
   (gains) losses included in net income          (1,164,687)          2,000       (1,595,811)          2,000
Estimated income tax expense on
   realized securities gains                         456,674            (784)         625,717            (784)
                                             --------------------------------------------------------------------
Total comprehensive income                          $582,071      $1,257,031       $4,242,763      $2,451,749
                                             ====================================================================

NOTE E - STOCK REPURCHASE PROGRAM

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of approximately 600,000 shares of the Company's Common Stock (the "2000 Repurchase Program"). The Company completed the 2000 Repurchase Program on September 13, 2000, repurchasing a total of 600,400 shares at an average price of $10.17.

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of up to 5%, or approximately 450,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of June 30, 2001 the Company purchased 194,500 shares at an average price of $12.19.

NOTE F - SUBSEQUENT EVENT

     On July 7, 2001, State completed its cash acquisition of Milwaukee-based LB Bancorp, Inc. and its wholly-owned $93 million Liberty Bank. Liberty Bank and its five locations have been merged into State Financial Bank, N.A.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At June 30, 2001 and June 30, 2000 total assets were $1.1 billion. At June 30, 2001, total deposits decreased $6.1 million compared to December 31, 2000 mainly due to cyclical declines in demand balances and lower savings and money market balances influenced by intense competition from non-depository investment options. Other uses of funds during the first half of 2001 consisted of a $26.6 million net increase in loans, $31.9 million increase in investment securities, $10 million repayment of Federal Funds purchased, $2.4 million for the purchase of treasury stock, $1.8 million payment of cash dividends, and $3.2 million for fixed assets. The purchase of fixed assets was mainly due to construction in progress incurred for an additional office in Elgin, which opened June, 2001. Funding sources came from a $20 million increase in Federal Home Loan Bank Advances, $10.3 million increase in securities sold under agreements to repurchase, $5.9 million in net cash provided by operating activities, $22.0 million increase in cash and cash equivalents, and $3.8 million increase in notes payable.

Asset Quality

     At June 30, 2001, non-performing assets were $10.3 million, an increase of $1.2 million from December 31, 2000 due to an increase of $1.1 million in nonaccrual loans. Total non-performing assets as a percentage of total assets were 0.94% at June 30, 2001 and 0.84% at December 31, 2000. As a percentage of total loans outstanding, the level of non-performing loans increased to 1.42% at June 30, 2001 from 1.32% at December 31, 2000.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                  Jun. 30        Mar. 31        Dec. 31         Sep. 30        Jun. 30
                                                   2001           2001            2000           2000           2000
                                               -------------- -------------- --------------- -------------- --------------
Nonaccrual loans                                      $9,887         $9,382          $8,729         $5,160         $4,780
Accruing loans past due 90 days or more                    0              0             106            250             22
Restructured loans                                         0              0               0              0              0
                                               -------------- -------------- --------------- -------------- --------------
Total non-performing and restructured loans            9,887          9,382           8,835          5,410          4,802
Other real estate owned                                  433            262             267            276            223
                                               -------------- -------------- --------------- -------------- --------------
Total non-performing assets                          $10,320         $9,644          $9,102         $5,686         $5,025
                                               ============== ============== =============== ============== ==============
Ratios:
   Non-performing loans to total loans                  1.42%          1.37%           1.32%          0.74%          0.66%
   Allowance to total loans                             1.09           1.08            1.07           0.97           0.99
   Allowance to non-performing loans                   76.27          78.83           80.92         130.54         149.25
   Non-performing assets to total assets                0.94           0.89            0.84           0.52           0.46
                                               ============== ============== =============== ============== ==============

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses.

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2001, the Allowance was $7.5 million, an increase of $392 thousand from the balance at December 31, 2000.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.09% at June 30, 2001 compared to 1.07% at December 31, 2000. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at June 30, 2001.

         The following table sets forth an analysis of the Company's Allowance for loan losses for the periods indicated (dollars in thousands):

                                                                  Six months
                                                                     Ended             Year ended
                                                                 June 30, 2001        Dec. 31, 2000
                                                              ------------------------------------------
         Balance at beginning of period                                    $7,149               $6,905
         Charge-offs:
            Commercial                                                         72                  464
            Real estate                                                        44                   74
            Installment                                                       129                  255
            Other                                                               4                   40
                                                              ------------------------------------------
            Total charge-offs                                                 249                  833

         Recoveries:
            Commercial                                                         15                   96
            Real estate                                                         1                    4
            Installment                                                        81                  160
            Other                                                               4                    7
                                                              ------------------------------------------
            Total recoveries                                                  101                  267
                                                              ------------------------------------------
         Net charge-offs                                                      148                  566
         Additions charged to operations                                      540                  810
                                                              ------------------------------------------
         Balance at end of period                                          $7,541               $7,149
                                                              ==========================================
         Ratios:
         Net charge-offs to average loans outstanding1                       0.02%                0.08%
         Net charge-offs to total allowance1                                 1.96                 7.92
         Allowance to period end loans outstanding                           1.09                 1.07
         -----------------------------------------------------==========================================
           1.     Annualized

Results of Operations - Comparison of the Three Months Ended June 30, 2001 and 2000

General

     For the quarter ended June 30, 2001, the Company reported a net income of $1.8 million, compared to net income of $1.5 million reported for the quarter ended June 30, 2000.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 2001 and June 30, 2000 (dollars in thousands):

                                                               2001                                     2000
                                            ---------------------------------------------------------------------------------
                                                 Average                     Yield/      Average                      Yield/
                                                 Balance      Interest       Rate4       Balance       Interest       Rate4
                                            ---------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans123                                      $689,461     $ 13,843       8.08%       $725,530      $ 14,769       8.19%
   Taxable investment securities                  236,476        3,550       6.04%        226,721         3,881       6.88%
   Tax-exempt investment securities3               44,365          751       6.81%         41,639           734       7.09%
   Other short-term investments                         0            0       0.00%          2,283            38       6.69%
   Interest-earning deposits                       10,382          138       5.35%          5,182            77       5.98%
   Federal funds sold                              15,955          165       4.18%         13,585           198       5.86%
                                            ---------------------------------------------------------------------------------
Total interest-earning assets                     996,639       18,447       7.44%      1,014,940        19,697       7.81%
Non-interest-earning assets:
   Cash and due from banks                         34,542                                  31,777
   Premises and equipment, net                     26,116                                  24,415
   Other assets                                    38,260                                  42,481
Less: Allowance for loan losses                   (7,473)                                 (7,134)
                                            ---------------                          --------------
TOTAL                                          $1,088,084                              $1,106,479
                                            ===============                          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                  $ 88,202       $  314       1.43%       $106,556        $  453       1.68%
   Money market accounts                          196,142        1,823       3.74%        190,318         2,294       4.85%
   Savings deposits                               120,164          678       2.72%        141,323           953       2.71%
   Time deposits                                  321,177        4,696       5.88%        288,227         4,034       5.63%
   Notes payable                                    9,776          160       6.58%         43,437           771       7.14%
   FHLB borrowings                                 97,700        1,208       4.97%         86,071         1,327       6.20%
   Federal funds purchased                            467            7       6.03%         14,821           261       7.08%
   Securities sold under agreement
      to repurchase                                19,542          239       4.92%         10,502           176       6.74%
                                            ---------------------------------------------------------------------------------
Total interest-bearing liabilities                853,170        9,125       4.30%        881,255        10,269       4.69%
Non-interest-bearing liabilities:
   Demand deposits                                118,345                                 111,745
   Other                                            9,127                                   4,544
                                            ---------------                          --------------
Total liabilities                                 980,642                                 997,544
                                            ---------------                          --------------
Stockholders' equity                              107,442                                 108,935
                                            ---------------                          --------------
TOTAL                                          $1,088,084                              $1,106,479
                                            ===============                          ==============
Net interest earning and interest rate spread                  $ 9,322       3.14%                      $ 9,428       3.12%
                                                            ========================                ========================
Net yield on interest-earning assets                                         3.75%                                    3.74%
                                                                      ==============                           =============
------------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized

     For the quarter ended June 30, 2001, the Company reported taxable-equivalent net interest income of $9.3 million, a decrease of $100 thousand or 1.1% from the $9.4 million reported for the quarter ended June 30, 2000. The decrease was mainly due to the decline in rates on interest earning assets. The Company's taxable-equivalent net interest margin increased to 3.75% in the second quarter 2001 from 3.74% in the second quarter 2000.

     Taxable-equivalent total interest income decreased $1.2 million for the quarter ended June 30, 2001 compared to the second quarter of 2000 mainly due to rate and volume decreases in interest-earning assets over the preceding twelve months. The Company reported a $18.3 million or 1.8% decrease in the volume of average interest-earning assets in second quarter 2001 over second quarter 2000, mainly due to decreased average loans offset by increased investment securities. Average loans outstanding decreased $36 million or 5.0% in second quarter 2001 over second quarter 2000. The decrease was mainly due to the sale of $67.8 million of long-term fixed-rate mortgages during the fourth quarter 2000, which were replaced with adjustable rate mortgage investment securities. This is the main reason for the increase of $9.8 million in taxable investment securities. For the quarter ended June 30, 2001, the Company's taxable-equivalent yield on interest-earning assets was 7.44% compared to 7.81% for the quarter ended June 30, 2000. The Company's second quarter 2001 loan yield decreased to 8.08% from 8.19% in second quarter 2000, mainly due to customers refinancing to lower interest rates in 2001. The Company also experienced yield declines in its taxable investment securities due to the maturities, calls, and paydowns of higher rate securities being reinvested into a lower rate environment. For the quarter ended June 30, 2001, the yield on taxable investment securities decreased to 6.04% from 6.88% and tax-exempt investment yields decreased to 6.81% from 7.09% for the quarter ended June 30, 2000.

     Funding costs were also impacted by the lower interest rate environment prevalent over the first six months of 2001. The cost of interest-bearing liabilities decreased to 4.30% for second quarter 2001 from 4.69% for second quarter 2000 mainly due to the lower rate environment and a reduced percentage of interest-bearing liabilities in wholesale borrowings. In the second quarter 2001, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 14.9% of the Company's interest-bearing liabilities compared to 17.6% in second quarter 2000. The company was able to reduce the amount of wholesale borrowings that is needed to support asset growth.

Provision for Loan Losses

     The provision for loan losses was $270 thousand in second quarter 2001 and $202.5 thousand in second quarter 2000.

Other Income

     Total other income increased $1.5 million in second quarter 2001 over second quarter 2000, mainly due to an increases in investment securities gains, ATM and merchant services, gains on sale of loans, and other income. These increases were offset by decreases in service charges on deposit accounts and security commissions and management fees. The Company realized $1.2 million in investment securities gains due to the sale of approximately $93 million in mortgage backed securities. ATM fees and merchant services income increased $143 thousand, due to increased volume of foreign transactions at the Company's ATM terminals and merchant services income increased due to increased volume and rate adjustments. Gains on sale of mortgage loans increased $288 thousand due to increased volume resulting from a lower rate environment. Security transaction commissions and management fees decreased $64 thousand due to decreased volume.

Other Expenses

     Other expenses increased $642 thousand in second quarter 2001 over second quarter 2000, due to increases in personnel expenses, occupancy and equipment expenses, legal and professional fees, ATM and merchant services, advertising, and other expenses, offset by a decrease in data processing. Personnel costs increased $352 thousand mainly due to increased sales commissions as a result of volume increases in the secondary mortgage market. ATM and merchant services increased $110 thousand due to customer volume increases and rate adjustments. Advertising increased $31 thousand and other expenses increased $89 thousand. Data processing decreased $41 thousand.

Income Taxes

     Income tax expense for the quarter ended June 30, 2001 was $1.3 million compared to expense of $969 thousand for the quarter ended June 30, 2000 due to a 27.4% increase in income before income taxes.


Results of Operations - Comparison of the Six Months Ended June 30, 2001 and
2000

General

     For the six months ended June 30, 2001, the Company reported a net income of $3.5 million compared to net income of $3.2 million reported for the six months ended June 30, 2000.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 2001 and June 30, 2000 (dollars in thousands):

                                                               2001                                     2000
                                            ---------------------------------------------------------------------------------
                                                 Average                     Yield/      Average                      Yield/
                                                 Balance      Interest       Rate4       Balance       Interest       Rate4
                                            ---------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans123                                      $682,454     $ 28,009       8.28%       $735,449      $ 30,316       8.29%
   Taxable investment securities                  246,529        7,804       6.38%        208,370         7,014       6.77%
   Tax-exempt investment securities3               43,600        1,484       6.86%         40,829         1,434       7.06%
   Other short-term investments                         0            0       0.00%          1,141            38       6.70%
   Interest-earning deposits                        8,558          205       4.82%          7,423           205       5.55%
   Federal funds sold                               9,757          218       4.51%         11,748           339       5.80%
                                            ---------------------------------------------------------------------------------
Total interest-earning assets                     990,898       37,720       7.68%      1,004,960        39,346       7.87%
Non-interest-earning assets:
   Cash and due from banks                         36,302                                  32,700
   Premises and equipment, net                     25,669                                  24,166
   Other assets                                    39,470                                  41,884
Less: Allowance for loan losses                    (7,367)                                 (7,084)
                                            ---------------                          --------------
TOTAL                                          $1,084,972                              $1,096,626
                                            ===============                          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                  $ 88,377       $  631       1.44%       $105,989        $  898       1.70%
   Money market accounts                          196,102        4,074       4.19%        183,729         4,329       4.74%
   Savings deposits                               119,180        1,384       2.34%        143,504         1,940       2.72%
   Time deposits                                  317,715        9,411       5.97%        292,144         8,030       5.53%
   Notes payable                                    8,708          313       7.25%         43,969         1,568       7.17%
   FHLB borrowings                                 96,071        2,538       5.33%         78,803         2,351       6.00%
   Federal funds purchased                          4,603          144       6.31%         14,355           475       6.65%
   Securities sold under agreement
      to repurchase                                18,459          514       5.62%         11,900           341       5.76%
                                            ---------------------------------------------------------------------------------
Total interest-bearing liabilities                849,215       19,009       4.51%        874,393        19,932       4.58%
Non-interest-bearing liabilities:
   Demand deposits                                117,754                                 110,181
   Other                                            9,175                                   3,677
                                            ---------------                          --------------
Total liabilities                                 976,144                                 988,251
                                            ---------------                          --------------
Stockholders' equity                              108,828                                 108,375
                                            ---------------                          --------------
TOTAL                                          $1,084,972                              $1,096,626
                                            ===============                          ==============
Net interest earning and interest rate spread                 $ 18,711       3.17%                     $ 19,414       3.29%
                                                            =========================               =========================
Net yield on interest-earning assets                                         3.81%                                    3.88%
                                                                       ==============                           =============
-------------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized

     For the six months ended June 30, 2001, the Company reported taxable-equivalent net interest income of $18.7 million, a decrease of $702 thousand or 3.6% from the $19.4 million reported for the six months ended June 30, 2000. The decrease was mainly due to the decline in rates on interest earning assets. The Company's taxable-equivalent net interest margin declined to 3.81% in the first half of 2001 from 3.88% in first half of 2000.

     Taxable-equivalent total interest income decreased $1.6 million for the six months ended June 30, 2001 compared to the first six months of 2000. The decrease was mainly due to volume decreases in interest-earning assets over the preceding twelve months. The Company reported a $14.1 million or 1.4% decrease in the volume of average interest-earning assets in the first half of 2001 over the first half of 2000, mainly due to decreased average loans offset by increased investment securities. Average loans outstanding decreased $53 million or 7.2% in the first half of 2001 over the first half of 2000. The decrease was mainly due to the sale of $67.8 million of long-term fixed-rate mortgages during 2000, which were replaced with adjustable rate mortgage investment securities. This is the main reason for the increase of $38.2 million in taxable investment securities. For the six months ended June 30, 2001, the Company's taxable-equivalent yield on interest-earning assets was 7.68% compared to 7.87% for the six months ended June 30, 2000. The Company's loan yield decreased to 8.28% from 8.29% in the first six months of 2001 compared to the first six months of 2000. The Company also experienced yield declines in its taxable investment securities due to the maturities, calls, and paydowns of higher rate securities being reinvested into a lower rate environment. For the six months ended June 30, 2001, the yield on taxable investment securities decreased to 6.38% from 6.77% and tax-exempt investment yields decreased to 6.86% from 7.06% for the quarter ended June 30, 2000.

     Funding costs were also impacted by the lower interest rate environment prevalent over the first six months of 2001. The cost of interest-bearing liabilities decreased to 4.51% for the first half of 2001 from 4.58% for the first half of 2000 mainly due to the lower rate environment, a lower percentage of interest-bearing liabilities in wholesale borrowings. In the first half of 2001, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 15.1% of the Company's interest-bearing liabilities compared to 17.0% in the first half of 2000. The company was able to reduce the amount of wholesale borrowings needed to support asset growth.

Provision for Loan Losses

     The provision for loan losses was $540 thousand in the first half of 2001 and $405 thousand in the first half of 2000.

Other Income

     Total other income increased $2.2 million in the first half of 2001 over the first half of 2000, mainly due to increases in ATM and merchant services, gains on sale of loans, realized gains on investment securities, and other income. These increases were offset by decreases in service charges on deposit accounts and security commissions and management fees. ATM fees and merchant services income increased $296 thousand, due to increased volume in foreign transactions at the Company's ATM terminals and merchant services income increased due to increased volume and rate adjustments. Gains on sale of mortgage loans increased $524 thousand due to increased volume resulting from a lower rate environment. The Company realized $1.6 million in investment securities gains in the first half of 2001 compared to $2 thousand loss in the first half of 2000. Service charges on deposit accounts decreased $73 thousand and Security transaction commissions and management fees decreased $170 thousand due to decreased volume.

Other Expenses

     Other expenses increased $759 thousand in the first half of 2001 over the first half of 2000, due to increases in personnel related expenses, legal and professional fees, ATM and merchant services, and advertising offset by decreases in occupancy and equipment expenses, data processing, and other expenses. Personnel costs increased $581 thousand mainly due to increased sales commissions as a result of volume increases in the secondary mortgage market. ATM and merchant services increased $232 thousand due to customer volume increases and rate adjustments.

Income Taxes

     Income tax expense for the six months ended June 30, 2001 was $2.4 million compared to expense of $2.1 million for the six months ended June 30, 2000. The effective tax expense was 39.9% for the first half of 2001 compared to a rate of 39.4% for the first half of 2000.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $72 million and $50 million at June 30, 2001 and December 31, 2000, respectively.

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2001, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                         Regulatory               Regulatory
                                                          Minimum              Well-capitalized
                                   Actual               Requirement               Requirement
                                   ------               -----------               -----------
                                                   (dollars in thousands)

                               Amount    Percent      Amount     Percent       Amount     Percent
                               ------    -------      ------     -------       ------     -------
Tier 1 leverage               $78,161       7.4%     $42,454        4.0%      $53,068        5.0%

Tier 1 risk-based capital     $78,161      11.7%     $26,616        4.0%      $39,924        6.0%

Risk-based capital            $85,702      12.9%     $53,233        8.0%      $66,541       10.0%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2000 annual report on Form 10-K

Forward Looking Statements

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

Part II.  Other Information

Item 1.   Legal Proceedings

     As of June 30, 2001, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

Item 2.   Changes in Securities
           None

Item 3.   Defaults upon Senior Securities
           None

Item 4.   Submission of Matters to Vote of Security Holders

     Annual Meeting of Shareholders. On May 2, 2001, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Michael J. Falbo and Ulice Payne as directors for three year terms expiring on the date of the annual shareholders' meeting to be held in 2004.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting

     Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes would be elected as directors. Michael J. Falbo and Ulice Payne were standing for reelection at the Annual Meeting. The vote with respect to the reelection of each was as follows:

MICHAEL J. FALBO
----------------
  7,992,188  total votes were eligible to be cast.
  7,590,133 votes were represented in person or by proxy at the Annual Meeting. 6,884,225 votes were cast "FOR" the reelection of Mr. Falbo
        -0-  votes were cast "AGAINST" the reelection of Mr. Falbo
    705,908  votes abstained or were broker non-votes.

ULICE PAYNE
-----------
  7,992,188  total votes were eligible to be cast.
  7,590,133 votes were represented in person or by proxy at the Annual Meeting. 7,156,436 votes were cast "FOR" the reelection of Mr. Payne
        -0-  votes were cast "AGAINST" the reelection of Mr. Payne
    433,697  votes abstained or were broker non-votes.

The other directors of the Company whose terms of office continued after the Annual Meeting include Jerome J. Holz, Richard A. Horn, Thomas S. Rakow, David
M. Stamm and Barbara E. Weis.

     The Company's proxy materials for the Annual Meeting included a shareholder proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, requesting that the Board of Directors take steps to effect a sale or merger of the Company. The shareholder proponent failed to appear at the Annual Meeting to present the proposal as required by Rule 14a-8(h)(1). As a result, the shareholder proposal was not submitted to a vote of the Company's shareholders.

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

     On July 10, 2001, the Company filed a report on Form 8-K in regards to the consummation of the Company's acquisition of LB Bancorp, Inc. and its subsidiary, Liberty Bank.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STATE FINANCIAL SERVICES CORPORATION
                                       (Registrant)



Date: August 7, 2001                     By  /s/ Michael J. Falbo
     -----------------                 ---------------------------------
                                         Michael J. Falbo
                                         President and Chief Executive Officer



Date: August 7, 2001                     By  /s/ Timothy L. King
     -----------------                 -------------------------------
                                         Timothy L. King
                                         Senior Vice President,
                                         Chief Financial Officer, and Controller