Form 10-Q
period 2001-09-30
STATE FINANCIAL SERVICES CORP
filed 2001-11-14
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                            September 30, 2001

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

As of September 30, 2001, there were 7,798,328 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                      Page No.

Item 1.         Financial Statements (Unaudited)

                Consolidated Statement of Condition as of
                September 30, 2001 and December 31, 2000                  2

                Consolidated Statements of Income for the
                Three Months ended September 30, 2001 and 2000            3

                Consolidated Statements of Income for the
                Nine Months ended September 30, 2001 and 2000             4

                Consolidated Statements of Cash Flows for the
                Nine Months ended September 30, 2001 and 2000             5

                Notes to Consolidated Financial Statements                6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8



                           PART II - OTHER INFORMATION

Items 1-6                                                                17

Signatures                                                               18

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition (Unaudited)
                                                                                    September 30,              December 31,
                                                                                         2001                      2000
                                                                                ---------------------     ---------------------
ASSETS
  Cash and due from banks                                                               $ 42,243,802              $ 44,993,586
  Interest-earning deposits                                                                3,622,423                 3,303,170
  Other short-term investments                                                             6,000,000                         0
  Federal funds sold                                                                      34,912,515                 1,760,272
                                                                                ---------------------     ---------------------
  Cash and cash equivalents                                                               86,778,740                50,057,028

  Investment securities
     Held-to-maturity (fair value $2,269,894  - September 30, 2001
           and $3,015,242 - December 31, 2000)                                             2,206,903                 2,973,224
     Available for sale (at fair value)                                                  272,239,153               300,668,224
  Loans (net of allowance for loan losses of $7,502,129 -
      September 30, 2001 and $7,149,147 -December 31, 2000)                              733,218,704               654,837,747
  Loans held for sale                                                                     10,908,073                 6,071,482

  Premises and equipment                                                                  29,307,608                24,885,632
  Accrued interest receivable                                                              7,168,827                 6,978,744
  Goodwill                                                                                30,242,632                26,787,184
  Other assets                                                                             6,756,803                 7,527,086
                                                                                ---------------------     ---------------------
                                                                  TOTAL ASSETS       $ 1,178,827,443           $ 1,080,786,351
                                                                                =====================     =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
     Demand                                                                              135,693,588               134,788,576
     Savings                                                                             207,402,481               210,740,973
     Money market                                                                        239,669,074               206,484,681
     Time deposits in excess of $100,000                                                  88,894,515                69,772,101
     Other time                                                                          276,738,151               237,569,457
                                                                                ---------------------     ---------------------
                                                                TOTAL DEPOSITS           948,397,809               859,355,788

  Notes payable                                                                           25,216,000                 7,309,250
  Securities sold under agreements to repurchase                                          18,100,743                11,419,510
  Federal funds purchased                                                                          0                10,000,000
  Federal Home Loan Bank advances                                                         67,700,000                77,700,000
  Accrued expenses and other liabilities                                                   7,066,824                 5,591,897
  Accrued interest payable                                                                 2,928,872                 2,910,649
                                                                                ---------------------     ---------------------
                                                             TOTAL LIABILITIES         1,069,410,248               974,287,094

Stockholders' equity:
  Preferred stock, $1 par value; authorized--100,000 shares;
       issued and outstanding--none
  Common stock, $0.10 par value; authorized--25,000,000
     shares; Issued and outstanding--10,108,368 shares                                     1,010,837                 1,010,773
  Capital surplus                                                                         95,034,007                95,027,591
  Retained earnings                                                                       48,808,309                46,045,533
  Accumulated other comprehensive income                                                   2,989,173                   888,394
  Unearned shares held by ESOP                                                            (4,713,162)               (5,131,608)
  Treasury Stock - 2,310,040 shares in 2001 and
     2,115,540 shares in 2000                                                            (33,711,969)              (31,341,426)
                                                                                ---------------------     ---------------------
                                                    TOTAL STOCKHOLDERS' EQUITY           109,417,195               106,499,257
                                                                                ---------------------     ---------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,178,827,443           $ 1,080,786,351
                                                                                =====================     =====================


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                         Three months ended September
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
INTEREST INCOME:
  Loans, including fees                                                                  $14,651,961               $15,032,146
  Investment securities
     Taxable                                                                               3,432,199                 3,910,980
     Tax-exempt                                                                              633,408                   491,768
  Federal funds sold                                                                         232,471                    49,342
                                                                                ---------------------     ---------------------
                                                         TOTAL INTEREST INCOME            18,950,039                19,484,236

INTEREST EXPENSE:
  Deposits                                                                                 7,701,745                 8,128,307
  Notes payable and other borrowings                                                       1,467,417                 2,563,042
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE             9,169,162                10,691,349
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME             9,780,877                 8,792,887

  Provision for loan losses                                                                  270,000                   202,500
                                                                                ---------------------     ---------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES             9,510,877                 8,590,387

OTHER INCOME:
  Service charges on deposit accounts                                                        573,937                   536,757
  ATM and merchant service fees                                                              832,667                   725,187
  Security commissions and management fees                                                   109,111                   249,918
  Investment securities gains (losses)                                                       329,569                (2,436,911)
  Gains on sale of loans                                                                     728,789                   186,873
  Other                                                                                      366,772                   291,237
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             2,940,845                  (446,939)

OTHER EXPENSES:
  Salaries and employee benefits                                                           4,214,647                 3,894,386
  Net occupancy expense                                                                      529,837                   480,388
  Equipment rentals, depreciation and maintenance                                          1,000,500                 1,019,506
  Data processing                                                                            527,777                   444,434
  Legal and professional                                                                     374,921                   384,187
  ATM and merchant services                                                                  600,153                   496,099
  Advertising                                                                                328,639                   414,293
  Goodwill amortization                                                                      513,266                   513,263
  Consolidation Expense                                                                            0                 2,230,000
  Other                                                                                    1,372,735                 1,232,124
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES             9,462,475                11,108,680

                                             INCOME (LOSS) BEFORE INCOME TAXES             2,989,247                (2,965,232)
  Income taxes expense (benefit)                                                           1,074,249                (1,145,835)
                                                                                ---------------------     ---------------------
                                                             NET INCOME (LOSS)            $1,914,998               $(1,819,397)
                                                                                =====================     =====================

  Basic earnings (loss)  per common share                                                     $ 0.26                   $ (0.23)
  Diluted earnings (loss) per common share                                                      0.26                     (0.23)
  Dividends per common share                                                                    0.12                      0.12



See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                                       Nine months ended Septmeber 30,
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
INTEREST INCOME:
  Loans, including fees                                                                  $42,599,792               $45,284,615
  Investment securities
     Taxable                                                                              11,441,082                11,168,109
     Tax-exempt                                                                            1,612,928                 1,438,259
  Federal funds sold                                                                         450,481                   388,423
                                                                                ---------------------     ---------------------
                                                         TOTAL INTEREST INCOME            56,104,283                58,279,406

INTEREST EXPENSE:
  Deposits                                                                                23,201,290                23,325,377
  Notes payable and other borrowings                                                       4,977,146                 7,297,587
                                                                                ---------------------     ---------------------
                                                        TOTAL INTEREST EXPENSE            28,178,436                30,622,964
                                                                                ---------------------     ---------------------
                                                           NET INTEREST INCOME            27,925,847                27,656,442

  Provision for loan losses                                                                  810,000                   607,500
                                                                                ---------------------     ---------------------
                                                     NET INTEREST INCOME AFTER
                                                     PROVISION FOR LOAN LOSSES            27,115,847                27,048,942

OTHER INCOME:
  Service charges on deposit accounts                                                      1,482,702                 1,518,584
  ATM and merchant service fees                                                            2,330,143                 1,927,055
  Security commissions and management fees                                                   620,258                   931,160
  Investment securities gains (losses)                                                     1,925,380                (2,438,911)
  Gains on sale of loans                                                                   1,517,269                   528,501
  Other                                                                                    1,179,591                   983,677
                                                                                ---------------------     ---------------------
                                                            TOTAL OTHER INCOME             9,055,343                 3,450,066

OTHER EXPENSES:
  Salaries and employee benefits                                                          12,230,189                11,329,314
  Net occupancy expense                                                                    1,744,929                 1,506,404
  Equipment rentals, depreciation and maintenance                                          2,783,414                 3,021,997
  Data processing                                                                          1,527,184                 1,461,711
  Legal and professional                                                                   1,289,090                 1,269,847
  ATM and merchant services                                                                1,651,033                 1,314,668
  Advertising                                                                                904,096                 1,461,711
  Goodwill amortization                                                                    1,539,794                 1,536,789
  Consolidation expense                                                                            0                 2,230,000
  Other                                                                                    3,606,953                 3,032,205
                                                                                ---------------------     ---------------------
                                                          TOTAL OTHER EXPENSES            27,276,682                28,167,646

                                                    INCOME BEFORE INCOME TAXES             8,894,508                 2,331,362
  Income taxes expense                                                                     3,433,050                   941,834
                                                                                ---------------------     ---------------------
                                                                    NET INCOME            $5,461,458               $ 1,389,528
                                                                                =====================     =====================

  Basic earnings per common share                                                             $ 0.73                    $ 0.17
  Diluted earnings per common share                                                             0.73                      0.17
  Dividends per common share                                                                    0.36                      0.36


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                        Nine months ended September 30,
                                                                                            2001                  2000
                                                                                   ----------------------- -------------------
  OPERATING ACTIVITIES
    Net income                                                                                 $5,461,458          $1,389,528
    Adjustments to reconcile net income to net
        cash provided by operating activities:
          Provision for loan losses                                                               810,000             607,500
          Provision for depreciation                                                            1,983,190           1,985,941
          Amortization of investment security
            premiums and accretion of discounts-net                                               661,873             (69,325)
          Amortization of goodwill                                                              1,539,794           1,539,789
          Deferred income taxes                                                                 1,514,466                   0
          Decrease (increase) in accrued interest receivable                                      256,698            (512,772)
          Increase (decrease) in accrued interest payable                                        (320,366)            384,335
          Realized investment securities (gains) losses, net                                   (1,925,380)          2,438,911
          Other                                                                                (1,428,610)          6,193,871
                                                                                   ----------------------- -------------------
                                          NET CASH PROVIDED BY OPERATING ACTIVITIES             8,553,123          13,957,778
  INVESTING ACTIVITIES
    Proceeds from maturities or principal payments of
        investment securities held-to-maturity                                                    695,328             240,550
    Purchases of securities available for sale                                               (138,014,668)        (62,184,343)
    Proceeds from maturities and sales of
        investment securities available for sale                                              177,470,503          34,591,149
    Net (increase) decrease in loans                                                           (8,494,162)         20,007,323
    Net purchases of premises and equipment                                                    (4,215,124)         (4,311,575)
    Business acquisitions (net of cash and cash equivalents
        acquired)                                                                              (4,183,443)                  0
                                                                                   ----------------------- -------------------
                                   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            23,258,434         (11,656,896)
  FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                                         6,632,470         (10,042,791)
    Proceeds (Repayment) of notes payable                                                      16,240,750         (13,749,359)
    Decrease in guaranteed ESOP obligation                                                        418,446                   0
    Net change in securities sold under agreement to repurchase                                 6,681,233           6,988,055
    Increase (decrease)in Federal Home Loan Bank advances                                     (10,000,000)         26,900,000
    Cash dividends                                                                             (2,698,682)         (2,850,800)
    Increase (decrease) in federal funds purchased                                            (10,000,000)          2,650,000
    Purchase of Treasury Stock                                                                 (2,370,542)         (6,104,944)
    Proceeds from exercise of stock options                                                         6,480              82,992
                                                                                   ----------------------- -------------------
                                          NET CASH PROVIDED BY FINANCING ACTIVITIES             4,910,155           3,873,153
                                                                                   ----------------------- -------------------
  INCREASE IN CASH AND CASH EQUIVALENTS                                                        36,721,712           6,174,035
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             50,057,028          59,784,033
                                                                                   ----------------------- -------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 86,778,740         $65,958,068
                                                                                   ======================= ===================
    Supplemental information:
       Cash paid for Interest                                                                $ 28,271,900         $32,983,629
       Cash paid for Income taxes                                                               2,277,522           1,529,121


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001

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

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as, all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recorded its acquisition in July 2001, of LB Bancorp using the purchase method of accounting.

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

                                                   For the three months ended          For the nine months ended
                                               September 30,     September 30,     September 30,    September 30,
                                                    2001              2000             2001              2000
                                             ------------------------------------------------------------------------
Basic:
Weighted-average number of
   shares outstanding                                 7,798,112         8,176,455        7,861,175        8,389,113
Less:  weighted-average number of
   unearned ESOP shares                                (351,758)         (375,500)        (362,883)        (380,800)
                                             ------------------------------------------------------------------------
Denominator for basic earnings
   per share                                          7,446,354         7,800,955        7,498,292        8,008,313
                                             ========================================================================
Fully diluted:
Denominator for basic earnings
   per share                                          7,446,354         7,800,955        7,498,292        8,008,313
Add:  assumed conversion of
   stock options using treasury
   stock method                                           4,232             4,914            3,695            5,597
                                             ------------------------------------------------------------------------
Denominator for fully diluted
   earnings per share                                 7,450,586         7,805,869        7,501,987        8,013,910
                                             ========================================================================

     NOTE D - COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders equity.

                                                For the three months ended          For the nine months ended
                                               September 30,     September 30,    September 30,      September 30,
                                                   2001             2000              2001              2000
                                               ------------      ------------      -----------       ------------
Net Income                                     $ 1,918,998       ($1,819,397)      $ 5,461,458       $ 1,389,528
Other comprehensive income (loss)
Change in unrealized securities
   gains (losses), net of tax                    1,604,821          (367,731)        3,271,218        (1,126,123)
Reclassification adjustment for realized
   (gains) losses included in net income          (329,569)        2,436,911        (1,925,380)        2,438,911
Estimated income tax expense (benefit) on
  realized securities gains                        129,224          (955,513)          754,941          (956,297)
                                               -----------       -----------       -----------       -----------
Total comprehensive income                     $ 3,323,474       ($  705,730)      $ 7,562,237       $ 1,746,019
                                               ===========       ===========       ===========       ===========

NOTE E - STOCK REPURCHASE PROGRAM

     On March 8, 2000, the Company's Board of Directors authorized the repurchase of approximately 600,000 shares of the Company's Common Stock (the "2000 Repurchase Program"). The Company completed the 2000 Repurchase Program on September 13, 2000, repurchasing a total of 600,400 shares at an average price of $10.17.

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of approximately 450,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of September 30, 2001 the Company repurchased 194,500 shares at an average price of $12.19.

NOTE F - ACQUISITION

     On July 7, 2001, the Company completed its acquisition of LB Bancorp, Inc. ("LB") and its wholly-owned subsidiary Liberty Bank ("Liberty"), Milwaukee, Wisconsin. The Company purchased all of the outstanding common stock of LB for $11.2 million in cash. This "in-market" acquisition increases the Company's share of the metro-Milwaukee banking market. Liberty and its five branch locations have been merged into State Financial Bank, N.A.

     Application of purchase accounting requires the inclusion of LB's and Liberty's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LB's and Liberty's operating results for the period July 7, 2001 through September 30, 2001 are included in the Company's consolidated statements of income for the three and nine months ended September 30, 2001. LB and Liberty's financial condition is included in the Company's consolidated balance sheets dated September 30, 2001.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. State is in the process of valuing certain liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                         At July 7, 2001
                                                           (Unaudited)
                                                             ($000s)
                                                       ---------------------
            Cash and due from banks                                  $3,809
            Federal Funds Sold                                        3,143
            Investments                                               4,618
            Net loans                                                75,535
            Property and equipment                                    2,190
            Other assets                                              1,394
            Goodwill                                                  4,995
                                                       ---------------------
              Total assets acquired                                  95,684
            Deposits                                                 82,410
            Long-term debt                                            1,666
            Other liabilities                                           378
                                                       ---------------------
              Total liabilities assumed                              84,454
                                                       ---------------------
              Net assets acquired                                   $11,230

     On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the three and nine months ended September 30, 2001 and September 30, 2000, after giving effect to the acquisition of LB as if it had occurred on January 1, 2000 and January 1, 2001 are as follows:

------------------------------------ ----------------------- --------------------- ---------------------- ---------------------
                                          For the nine           For the nine         For the three          For the three
                                          months ended           months ended          months ended           months ended
                                         Sept. 30, 2001         Sept. 30, 2000        Sept. 30, 2001         Sept. 30, 2000
------------------------------------ ----------------------- --------------------- ---------------------- ---------------------
Total income                                     68,892,525            67,203,953             22,031,169            21,032,533
------------------------------------ ----------------------- --------------------- ---------------------- ---------------------
Net income                                        4,853,143             1,943,969              1,049,893            (1,674,271)
------------------------------------ ----------------------- --------------------- ---------------------- ---------------------
Basic earnings per share                              $0.65                 $0.24                  $0.14                ($0.21)
------------------------------------ ----------------------- --------------------- ---------------------- ---------------------
Diluted earnings per share                            $0.65                 $0.24                  $0.14                ($0.21)
------------------------------------ ----------------------- --------------------- ---------------------- ---------------------

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At September 30, 2001 total assets were $1.2 billion compared to $1.1 billion at December 31, 2000 an increase of $98 million. On July 7, 2001 the Company completed its acquisition of LB and its banking subsidiary, Liberty in a purchase transaction. LB and Liberty added $96 million to the Company's consolidated total assets. The total purchase price of LB was $11.2 million in cash. The company funded the acquisition through $11 million in notes drawn on its line of credit.

     Other uses of funds during the first nine months of 2001 consisted of $8.5 million in net loan increases, $4.2 million for fixed assets, $10 million repayment of FHLB advances, $10 million repayment of Federal Funds purchased, $2.7 million payment of cash dividends, and $2.4 million for the purchase of treasury stock. The purchase of fixed assets was mainly due to a new branch office in Elgin, which opened in June, 2001. Funding sources came from $8.6 million increase in net cash provided by operating activities, $40 million decrease in investment activities, $6.6 million increase in deposits, $16.2 million in note advances, and $6.7 million increase in securities sold under agreement to repurchase.

Asset Quality

     At September 30, 2001, non-performing assets were $12.2 million, an increase of $3.1 million from December 31, 2000 due to an increase of $2.9 million in nonaccrual loans. The Liberty acquisition added approximately $1.2 million to non-performing assets. Total non-performing assets as a percentage of total assets were 1.04% at September 30, 2001 and 0.84% at December 31, 2000. As a percentage of total loans outstanding, the level of non-performing loans increased to 1.55% at September 30, 2001 from 1.32% at December 31, 2000.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                     Sep. 30        Jun. 31        Mar. 31         Dec. 30        Sep. 30
                                                      2001           2001            2001           2000           2000
                                                  -------------- -------------- --------------- -------------- --------------
Nonaccrual loans                                        $11,671         $9,887          $9,382         $8,729         $5,160
Accruing loans past due 90 days or more                       0              0               0            106            250
Restructured loans                                            0              0               0              0              0
                                                  -------------- -------------- --------------- -------------- --------------
Total non-performing and restructured loans              11,671          9,887           9,382          8,835          5,410
Other real estate owned                                     545            433             262            267            276
                                                  -------------- -------------- --------------- -------------- --------------
Total non-performing assets                             $12,216        $10,320          $9,644         $9,102         $5,686
                                                  ============== ============== =============== ============== ==============
Ratios:
   Non-performing loans to total loans                    1.55%          1.42%           1.37%          1.32%          0.74%
   Allowance to total loans                               1.00           1.09            1.08           1.07           0.97
   Allowance to non-performing loans                     64.28          76.27           78.83          80.92         130.54
   Non-performing assets to total assets                  1.04           0.94            0.89           0.84           0.52
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

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 2001, the Allowance was $7.5 million, an increase of $353 thousand from the balance at December 31, 2000. The Liberty acquisition added $889 thousand to the Allowance. Exclusive of Liberty the Allowance decreased by $536 thousand. This decrease was due to net charge-offs exceeding loan loss provisions through the first nine months of 2001.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by the internal loan review officer and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.00% at September 30, 2001 compared to 1.07% at December 31, 2000. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at September 30, 2001.

         The following table sets forth an analysis of the Company's Allowance for loan losses for the periods indicated (dollars in thousands):

                                                                        Nine months
                                                                           Ended            Year ended
                                                                       September 30,       Dec. 31, 2000
                                                                           2001
                                                                     ----------------------------------------
      Balance at beginning of period                                            $7,149               $6,905
      Charge-offs:
         Commercial                                                              1,225                  464
         Real estate                                                                44                   74
         Installment                                                               257                  255
         Other                                                                       7                   40
                                                                     ----------------------------------------

         Total charge-offs                                                       1,533                  833
      Recoveries:
         Commercial                                                                 15                   96
         Real estate                                                                 2                    4
         Installment                                                               160                  160
         Other                                                                      10                    7
                                                                     ----------------------------------------

         Total recoveries                                                          187                  267
                                                                     ----------------------------------------
      Net charge-offs                                                            1,346                  566
      Balance of acquired allowance at date of acquisition                         889                    0
      Additions charged to operations                                              810                  810
                                                                     ----------------------------------------
      Balance at end of period                                                  $7,502               $7,149
                                                                     ========================================
      Ratios:
      Net charge-offs to average loans outstanding1                              0.18%                0.08%
      Net charge-offs to total allowance1                                      17.94                 7.92
      Allowance to period end loans outstanding                                 1.00                 1.07
      ---------------------------------------------------------------========================================
        1.     Annualized

Results of Operations - Comparison of the Three Months Ended September 30, 2001 and 2000

General

     For the quarter ended September 30, 2001, the Company reported a net income of $1.9 million, compared to net loss of $1.8 million reported for the quarter ended September 30, 2000. In the third quarter 2000, the Company recorded a non-recurring pre-tax consolidation charge of approximately $4.7 million related to the consolidation of the Company's five bank and thrift charters into one nationally chartered bank and a restructuring of the balance sheet. Approximately $2.2 million of the pre-tax charge was related to the charter consolidation and included expenses for employee severance, branch closure and data processing conversion. The balance sheet restructuring pre-tax charge of $2.5 million related to the sale of approximately $90 million in fixed-rate mortgage loans and investment securities that had yields below then current market interest rates.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended September 30, 2001 and September 30, 2000 (dollars in thousands):

                                                              2001                                    2000
                                            ---------------------------------------------------------------------------------
                                               Average                    Yield/        Average                    Yield/
                                               Balance      Interest       Rate4        Balance      Interest      Rate4
                                            ---------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans 123                                     $750,374     $ 14,682       7.76%       $725,725      $ 15,066       8.26%
   Taxable investment securities                  218,670        3,319       6.02%        220,945         3,795       6.83%
   Tax-exempt investment securities 3              57,639          960       6.61%         42,698           745       6.94%
   Other short-term investments                     1,674           17       3.94%             92             2       7.02%
   Interest-earning deposits                       12,690           97       3.02%          7,099           114       6.39%
   Federal funds sold                              28,608          232       3.22%          2,724            49       7.21%
                                            ---------------------------------------------------------------------------------
Total interest-earning assets                   1,069,655       19,307       7.16%        999,283        19,771       7.87%

Non-interest-earning assets:
   Cash and due from banks                         38,434                                  36,725
   Premises and equipment, net                     28,928                                  24,805
   Other assets                                    43,560                                  41,415
Less: Allowance for loan losses                    (8,232)                                 (7,182)
                                            ---------------                          --------------
TOTAL                                          $1,172,345                              $1,095,046
                                            ===============                          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:

   Now accounts                                  $ 88,791       $  280       1.25%       $103,873        $  454       1.74%
   Money market accounts                          239,103        1,875       3.11%        189,845         2,445       5.12%
   Savings deposits                               121,428          589       1.93%        137,071           915       2.66%
   Time deposits                                  353,543        4,958       5.56%        291,707         4,314       5.88%
   Notes payable                                   24,034          324       5.35%         30,075           656       8.68%
   FHLB borrowings                                 75,417          933       4.91%         93,379         1,495       6.37%
   Federal funds purchased                             30            0       0.00%         12,408           215       6.89%
   Securities sold under agreement
      to repurchase                                18,788          211       4.46%         11,458           196       6.80%
                                            ---------------------------------------------------------------------------------
Total interest-bearing liabilities                921,134        9,170       3.95%        869,816        10,690       4.89%
Non-interest-bearing liabilities:
   Demand deposits                                138,666                                 112,240
   Other                                            4,975                                   5,444
                                            ---------------                          --------------
Total liabilities                               1,064,775                                 987,500
                                            ---------------                          --------------
Stockholders' equity                              107,570                                 107,545
                                            ---------------                          --------------
TOTAL                                          $1,172,345                              $1,095,045
                                            ===============                          ==============

Net interest earning and interest
 rate spread                                                  $ 10,137       3.21%                      $ 9,081       2.98%
                                                            =========================                 =======================
Net yield on interest-earning assets                                         3.76%                                    3.62%
                                                                       ==============                           =============
----------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized

     For the quarter ended September 30, 2001, the Company reported taxable-equivalent net interest income of $10.1 million, a increase of $1.0 million or 11.6% from the $9.1 million reported for the quarter ended September 30, 2000. The Company's taxable-equivalent net interest margin increased to 3.76% in the third quarter 2001 from 3.62% in the third quarter 2000.

     Taxable-equivalent total interest income decreased $464 thousand for the quarter ended September 30, 2001 compared to the third quarter of 2000 mainly due to rate decreases in interest-earning assets over the preceding twelve months. The Company reported a $70.3 million or 7% increase in the volume of average interest-earning assets in third quarter 2001 over third quarter 2000, mainly due to the Liberty acquisition. Liberty added approximately $78.4 million to average interest-earning assets. Exclusive of Liberty, average interest-earning assets decreased by $8.0 million. Average loans outstanding increased $24.6 million or 3.0% in third quarter 2001 over third quarter 2000. The increase was due to the Liberty acquisition, which added $68.0 million in average loans outstanding, offset by the sale of $67.8 million of long-term fixed-rate mortgages during the fourth quarter 2000, which were replaced with adjustable rate mortgage investment securities. This and the Liberty acquisition, which added approximately $10.4 million, are the main reasons for the increase of $45.7 million in the remaining interest-earning assets. For the quarter ended September 30, 2001, the Company's taxable-equivalent yield on interest-earning assets was 7.16% compared to 7.87% for the quarter ended September 30, 2000. The Company's third quarter 2001 loan yield decreased to 7.76% from 8.26% in third quarter 2000, mainly due to customers refinancing to lower interest rates in 2001. The Company also experienced yield declines in its taxable investment securities due to the maturities, calls, and paydowns of higher rate securities being reinvested into a lower rate environment. For the quarter ended September 30, 2001, the yield on taxable investment securities decreased to 6.02% from 6.83% and tax-exempt investment yields decreased to 6.61% from 6.94% for the quarter ended September 30, 2000.

     Funding costs were also impacted by the lower interest rate environment prevalent over the first nine months of 2001. The cost of interest-bearing liabilities decreased to 3.95% for third quarter 2001 from 4.89% for third quarter 2000 mainly due to the lower rate environment and a reduced percentage of interest-bearing liabilities in wholesale borrowings. In the third quarter 2001, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 12.8% of the Company's interest-bearing liabilities compared to 16.9% in third quarter 2000. The company was able to reduce the amount of wholesale borrowings that is needed to support asset growth.

Provision for Loan Losses

     The provision for loan losses was $270 thousand in third quarter 2001 and $202.5 thousand in third quarter 2000.

Other Income

     Total other income increased $3.4 million in third quarter 2001 over third quarter 2000, mainly due to increases in investment securities gains, service charges on deposit accounts, ATM and merchant services, gains on sale of loans, and other income. These increases were offset by decreases in security commissions and management fees. The Company realized $330 thousand in investment securities gains for the third quarter 2001 compared to $2.4 million investment securities losses in the third quarter 2000 related to the balance sheet restructuring. ATM fees and merchant services income increased $107 thousand, due to increased volume of foreign transactions at the Company's ATM terminals and merchant services income increased due to increased volume and rate adjustments. Gains on sale of mortgage loans increased $542 thousand due to increased refinancing volume resulting from a lower rate environment. Other income increased $76 thousand. Security transaction commissions and management fees decreased $141 thousand due to decreased volume.

Other Expenses

     Other expenses decreased $1.6 million in third quarter 2001 over third quarter 2000, mainly due to the consolidation expense of $2.2 million in the third quarter 2000. Exclusive of the consolidation expense, other expenses increased $584 thousand due to increases in personnel expenses, occupancy and equipment expenses, data processing, ATM and merchant services, and other expenses, offset by decreases in legal and professional fees and advertising. Personnel costs increased $320 thousand mainly due to the Liberty acquisition and increased sales commissions as a result of volume increases in the secondary mortgage market. Data processing increased $83 thousand due to the Liberty acquisition. ATM and merchant services increased $104 thousand due to customer volume increases and rate adjustments. Other expenses increased $141 thousand mainly due to increase office supplies and delivery and postage related to the Liberty acquisition. Legal and professional decreased $9 thousand and advertising decreased $86 thousand.

Income Taxes

     Income tax expense for the quarter ended September 30, 2001 was $1.1 million. The Company recorded income tax benefit of $1.1 million for the quarter ended September 30, 2000 due to the consolidation charge.

Results of Operations - Comparison of the Nine Months Ended September 30, 2001 and 2000

General

     For the nine months ended September 30, 2001, the Company reported a net income of $5.4 million compared to net income of $1.4 million reported for the nine months ended September 30, 2000. In the third quarter 2000, the Company recorded a non-recurring pre-tax consolidation charge of approximately $4.7 million related to the consolidation of the Company's five bank and thrift charters into one nationally chartered bank and a restructuring of the balance sheet. Approximately $2.2 million of the pre-tax charge was related to the charter consolidation and included expenses for employee severance, branch closure and data processing conversion. The balance sheet restructuring pre-tax charge of $2.5 million related to the sale of approximately $90 million in fixed-rate mortgage loans and investment securities that had yields below then current market interest rates.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine months ended September 30, 2001 and September 30, 2000 (dollars in thousands):

                                                              2001                                    2000
                                            ---------------------------------------------------------------------------------
                                               Average      Interest      Yield/        Average      Interest      Yield/
                                               Balance                     Rate4        Balance                 Rate4
                                            ---------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans 123                                     $705,549     $ 42,691       8.09%       $732,988      $ 45,382       8.27%
   Taxable investment securities                  236,142       11,123       6.30%        212,511        10,809       6.79%
   Tax-exempt investment securities 3              48,330        2,444       6.76%         41,460         2,179       7.02%
   Other short-term investments                       564           17       3.94%            789            39       6.66%
   Interest-earning deposits                       10,842          301       3.72%          7,294           319       5.84%
   Federal funds sold                              16,769          450       3.59%          8,605           388       6.02%
                                            ---------------------------------------------------------------------------------
Total interest-earning assets                   1,018,196       57,026       7.49%      1,003,647        59,116       7.87%

Non-interest-earning assets:
   Cash and due from banks                         37,065                                  34,200
   Premises and equipment, net                     26,764                                  24,395
   Other assets                                    40,798                                  41,983
Less: Allowance for loan losses                    (7,659)                                 (7,123)
                                            ---------------                          --------------
TOTAL                                          $1,115,164                              $1,097,102
                                            ===============                          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                  $ 88,521       $  911       1.38%       $105,272      $  1,352       1.71%
   Money market accounts                          210,585        5,948       3.78%        185,799         6,774       4.87%
   Savings deposits                               119,995        1,973       2.20%        141,251         2,855       2.70%
   Time deposits                                  329,723       14,369       5.83%        292,021        12,344       5.65%
   Notes payable                                   13,873          636       6.13%         39,304         2,225       7.56%
   FHLB borrowings                                 89,111        3,472       5.21%         83,697         3,846       6.14%
   Federal funds purchased                          3,040          144       6.33%         13,682           690       6.74%
   Securities sold under agreement
      to repurchase                                18,570          725       5.22%         11,752           537       6.10%
                                            ---------------------------------------------------------------------------------
Total interest-bearing liabilities                873,418       28,178       4.31%        872,778        30,623       4.69%
Non-interest-bearing liabilities:
   Demand deposits                                124,868                                 110,848
   Other                                            7,703                                   4,599
                                            ---------------                          --------------
Total liabilities                               1,005,989                                 988,225
                                            ---------------                          --------------
Stockholders' equity                              109,175                                 108,877
                                            ---------------                          --------------
TOTAL                                          $1,115,164                              $1,097,102
                                            ===============                          ==============

Net interest earning and interest
   rate spread                                                $ 28,848       3.18%                     $ 28,493       3.18%
                                                            =========================                ========================
Net yield on interest-earning assets                                         3.79%                                    3.79%
                                                                          ===========                              ==========
----------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized

     For the nine months ended September 30, 2001, the Company reported taxable-equivalent net interest income of $28.8 million, an increase of $355 thousand or 1.2% from the $28.5 million reported for the nine months ended September 30, 2000. The Company's taxable-equivalent net interest margin was 3.79% for the nine months ended September 30, 2001 and 2000.

     Taxable-equivalent total interest income decreased $2.1 million for the nine months ended September 30, 2001 compared to September 30, 2000. The decrease was mainly due to rate decreases in interest-earning assets over the preceding twelve months. The Company reported a $14.5 million or 1.4% increase in the volume of average interest-earning assets for the nine months ended September 30, 2001 over the nine months ended September 30, 2000. The increase was due to the Liberty acquisition, which added approximately $26.8 million to average interest-earning assets. Exclusive of Liberty interest-earning assets decreased approximately $12.2 million, mainly due to decreased average loans offset by increased investment securities and Federal Funds sold. Average loans outstanding decreased $27.4 million or 3.7% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The Liberty acquisition added approximately $22.7 million to average loans. Exclusive of Liberty average loans decreased approximately $50.2 million. The decrease was mainly due to the sale of $67.8 million of long-term fixed-rate mortgages during the fourth quarter of 2000, which were replaced with adjustable rate mortgage investment securities. This is the main reason for the increase of $42.0 million in the remaining interest-earning assets. For the nine months ended September 30, 2001, the Company's taxable-equivalent yield on interest-earning assets was 7.49% compared to 7.87% for the nine months ended September 30, 2000. The Company's loan yield decreased to 8.09% from 8.27% in the first nine months of 2001 compared to the first nine months of 2000. The Company also experienced yield declines in its taxable investment securities due to the maturities, calls, and paydowns of higher rate securities being reinvested into a lower rate environment. For the nine months ended September 30, 2001, the yield on taxable investment securities decreased to 6.30% from 6.79% and tax-exempt investment yields decreased to 6.76% from 7.02% for the nine months ended September 30, 2000.

     Funding costs were also impacted by the lower interest rate environment prevalent over the first nine months of 2001. The cost of interest-bearing liabilities decreased to 4.31% for the first nine months of 2001 from 4.69% for the first nine months of 2000 mainly due to the lower rate environment, and a lower percentage of interest-bearing liabilities in wholesale borrowings. In the first nine months of 2001, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 14.3% of the Company's interest-bearing liabilities compared to 17.0% in the first nine months of 2000. The company was able to reduce the amount of wholesale borrowings needed to support asset growth.

Provision for Loan Losses

     The provision for loan losses was $810 thousand for the nine months ended September 30, 2001 and $607.5 thousand for the nine months ended September 30, 2000.

Other Income

     Total other income increased $5.6 million in the first nine months of 2001 over the first nine months of 2000, mainly due to increases in ATM and merchant services, gains on sale of loans, realized gains on investment securities, and other income. These increases were offset by decreases in service charges on deposit accounts and security commissions and management fees. ATM fees and merchant services income increased $403 thousand, due to increased volume in foreign transactions at the Company's ATM terminals and merchant services income increased due to increased volume and rate adjustments. Gains on sale of mortgage loans increased $989 thousand due to increased volume resulting from a lower rate environment. The Company realized $1.9 million in investment securities gains in the first nine months ended 2001 compared to $2.4 million loss in the first nine months ended 2000. The loss for 2000 was due to the balance sheet restructuring. Service charges on deposit accounts decreased $36 thousand and Security transaction commissions and management fees decreased $311 thousand due to decreased volume.

Other Expenses

     Other expenses decreased $891 thousand in the first nine months of 2001 over the first nine months of 2000, due to the consolidation expense of $2.2 million in 2000 and a decrease in advertising offset by increases in personnel related expenses, data processing, legal and professional fees, ATM and merchant services, and other expenses. Personnel costs increased $901 thousand mainly due primarily to increased sales commissions as a result of volume increases in the secondary mortgage market. ATM and merchant services increased $336 thousand due to customer volume increases and rate adjustments. Data processing increased $65 thousand, legal and professional increased $19 thousand, other expense increased $89 thousand, and advertising decreased $72 thousand. Other expenses were also impacted by the 2001 Liberty acquisition.

Income Taxes

     Income tax expense for the nine months ended September 30, 2001 was $3.4 million compared to expense of $942 thousand for the nine months ended September 30, 2000. The effective tax expense was 38.6% for the first nine months of 2001 compared to a rate of 40.4% for the first nine months of 2000.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers' needs. The Company had liquid assets of $87 million and $50 million at September 30, 2001 and December 31, 2000, respectively.

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 2001, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                                                 Regulatory                 Regulatory
                                                                   Minimum                Well-capitalized
                                         Actual                  Requirement                 Requirement
                                                            (dollars in thousands)

                                     Amount       Percent        Amount     Percent         Amount       Percent

Tier 1 leverage                     $75,263          6.6%       $45,647        4.0%        $57,059          5.0%

Tier 1 risk-based capital           $75,263         10.0%       $30,247        4.0%        $45,370          6.0%

Risk-based capital                  $82,765         10.9%       $60,494        8.0%        $75,617         10.0%

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

Part II.   Other Information

Item 1.   Legal Proceedings

     As of September 30, 2001, the Company is involved in various pending legal proceedings consisting of ordinary routine litigation incidental to the business of the Company. None of these proceedings is considered material, either in part or in the aggregate, and are therefore not expected to have a material adverse impact on the Company's financial condition, results of operations, cash flows, and capital ratios.

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

Item 6.   Exhibits and Reports on Form 8-K

     On March 7, 2001, the Company filed a report on Form 8-K in regards to a definitive agreement and plan of merger to acquire LB Bancorp, Inc. and its subsidiary, Liberty Bank.

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


                                       STATE FINANCIAL SERVICES CORPORATION
                                       (Registrant)


Date: November 9, 2001                 /s/ Michael J. Falbo
                                       -----------------------------------------
                                       Michael J. Falbo
                                       President and Chief Executive Officer



Date: November 9, 2001                 /s/ Timothy L. King
                                       -----------------------------------------
                                       Timothy L. King
                                       Senior Vice President,
                                       Chief Financial Officer, and Controller