Form 10-K405
period 2001-12-31
STATE FINANCIAL SERVICES CORP
filed 2002-03-15
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

Commission File Number 0-18166

                      STATE FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
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
                                                                Purchase Rights.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X       No
                                            ----------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of February 27, 2002 was approximately $80,385,273, based on the following assumptions: (1) the market value of the Common Stock of $12.95 per share which was equal to the closing price on the Nasdaq Stock Market on February 27, 2002; and (2) 6,207,357 shares of Common Stock held by nonaffiliates as of February 27, 2002. As of February 27, 2002, there were 7,788,669 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2002 Annual Meeting (to be filed with the Commission under Regulation 14A within 120 days after the registrant's fiscal year end, and upon such filing, to be incorporated by reference into Part III.)

                                      INDEX


                                     PART I                                 Page

ITEM 1.    BUSINESS                                                           1

ITEM 2.    PROPERTIES                                                         8

ITEM 3.    LEGAL PROCEEDINGS                                                  9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9

                               PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND                           9
           RELATED STOCKHOLDER MATTERS

ITEM 6.    SELECTED FINANCIAL DATA                                           11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           12
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                          28
           ABOUT MARKET RISK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       30

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                     55
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                              PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                55

ITEM 11.   EXECUTIVE COMPENSATION                                            55

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                   55
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    55

                               PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                      56
           REPORTS ON FORM 8-K

SIGNATURES                                                                   57

EXHIBITS FILED AS PART OF FORM 10-K                                Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

     General

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company", "SFSC", or "Registrant". SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Hales Corners, Wisconsin. The Company owns State Financial Bank, National Association (the "Bank"), which operates through twenty-eight locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities. The Company also operates State Financial Insurance Agency.

     In the third quarter, 2000, the Company consolidated its five bank and thrift charters into one nationally chartered bank. Prior to the consolidation, SFSC owned and operated State Financial Bank (Wisconsin), State Financial Bank-Waterford, State Financial Bank (Illinois), Bank of Northern Illinois, N.A. and Home Federal Savings and Loan Association of Elgin.

     Forward Looking Statements

     The Company intends that certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the statements will include words such as "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are only made as of the date of this Annual Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Business Strategy

     SFSC is committed to community banking and places a high degree of emphasis on developing full service banking and financial services relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency, permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its market area. To be an effective community bank, SFSC believes the decision-making process must rest primarily in the offices with respect to their credit decisions and an array of products. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

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

     Products and Services

     Through the Bank, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts and club accounts. SFSC also offers a variety of brokerage, annuity and insurance products through the Bank's in-house securities representatives and through State Financial Insurance Agency ("SFIA"). The Bank's lending products include secured and unsecured commercial, commercial real estate, mortgage, construction and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Bank's portfolio. The Bank provides lines of credit to commercial accounts and to individuals through home equity products. SFSC also originates residen-tial real estate loans in the form of adjustable and long-term fixed rate first mortgages, selling these originations in the secondary mortgage market with servicing released.

     The Company's acquisition efforts have focused on expanding its community banking network and providing complimentary financial services such as brokerage, insurance, and asset management to its product offerings. The Company entered these ancillary financial product offerings as part of its strategic objective to capitalize on these growing segments of the financial services industry. The Company believes this strategy is essential if it is to continue to effectively compete in the era of financial deregulation. The Company's goal is to build a large share of this business which is currently being provided to its banking customers by unaffiliated providers and to attract new customer relationships by providing a comprehensive source of financial services delivered in the community banking tradition of attention to personalized service and individual attention.

     Competition and Market Environment

     Each of the Bank's offices experience substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies, consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and personal computer delivery systems, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and the variety of its products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of competition for small to medium sized business customers in the Bank's market areas, as well as a reduction in the level of service provided to both retail and commercial customers. The Company and the Bank also compete for customers by emphasizing the personalized service and individualized attention each provides to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering related financial products such as retail and commercial property and casualty insur-ance, asset management and financial planning, and brokerage activities through its other subsidiaries and representatives. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

     Employees

     At December 31, 2001, the Company employed 313 full-time and 127 part-time employees. The Company considers its relationships with its employees to be good.

     The Bank and Its Consolidated Subsidiaries

     At or for the year ended December 31, 2001, the Bank (consolidated with its subsidiaries) had total assets of $1.2 billion, net loans of $745.8 million, total deposits of $954.5 million, stockholders' equity of $116.4 million and net income of $7.5 million. The Bank is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking
                                                                               2
services as are usual and customary for commercial banks. The Bank also sells annuities, life insurance products, and other investments through in-house representatives. The Bank also offers property, casualty and life insurance products through SFIA. The following table sets forth the Bank's full-service and loan production office locations:

                                                                                                          Year Acquired
Community                   Address                                 County             Year Originated       by SFSC
---------                   -------                                 ------             ---------------       -------
Hales Corners, WI           10708 West Janesville Road              Milwaukee               1910               (1)
Muskego, WI                 S76 W17655 Janesville Road              Waukesha                1968               (1)
Milwaukee, WI               2650 North Downer Avenue                Milwaukee               1971               1985
Milwaukee, WI (2)           2460 North 6th Street                   Milwaukee               1994               (1)
Milwaukee, WI               815 North Water Street                  Milwaukee               1989               2001
Milwaukee, WI               4623 West Lisbon Avenue                 Milwaukee               1986               2001
Greenfield, WI              4811 South 76th Street                  Milwaukee               1978               1987
Glendale, WI                7020 North Port Washington Road         Milwaukee               1990               (1)
Whitefish Bay, WI           312 East Silver Spring Drive            Milwaukee               1995               2001
Fox Point, WI               8607 North Port Washington Road         Milwaukee               1996               2001
New Berlin, WI              15505 West National Avenue              Waukesha                1998               2001
Brookfield, WI              12600 West North Avenue                 Waukesha                1990               1992
Waukesha, WI                400 East Broadway                       Waukesha                1977               1993
Waukesha, WI                1700 Coral Drive                        Waukesha                2000               (1)
Waterford, WI               217 North Milwaukee Street              Racine                  1906               1995
Burlington, WI              1050 Milwaukee Avenue                   Racine                  1997               (1)
Elkhorn, WI                 850 North Wisconsin Street              Walworth                1999               (1)
Richmond, IL                10910 Main Street                       McHenry                 1920               1997
Elgin, IL                   16 North Spring Street                  Kane                    1883               1998
Bartlett, IL                200 Bartlett Avenue                     Kane                    1979               1998
Crystal Lake, IL            180 Virginia Street                     McHenry                 1974               1998
Roselle, IL                 56 East Irving Park Road                Cook                    1975               1998
South Elgin, IL             300 North McLean Blvd.                  Kane                    1996               1998
West Elgin, IL              2001 Larkin Avenue                      Kane                    2001               (1)
Waukegan, IL                1 South Genessee                        Lake                    1852               1999
Gurnee, IL                  1313 North Delany                       Lake                    1987               1999
Glenview, IL                1301 Waukegan Road                      Cook                    1960               1999
Glenview, IL                1441 Waukegan Road                      Cook                    1968               1999
Libertyville, IL            929 North Milwaukee Avenue              Lake                    1993               1999

---------------------------
   (1)   Organized by the Bank or a predecessor thereof.
   (2)   Loan Production Office

     The Bank has three wholly-owned subsidiaries that are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of the Bank's investment portfolio with the objective of enhancing the overall return on the Bank's investment securities.

     Hales Corners Development Corporation ("HCDC") is a subsidiary that owns the real estate related to the Hales Corners and Muskego offices, and eight commercial and residential rental properties located adjacent to the Hales Corners office. In February 1999, HCDC accepted an Offer to Purchase the eight rental properties from a local developer, subject to the satisfaction of several contingencies. The developer's expectations are to level the existing properties and construct several retail outlets anchored by a newly constructed major food store. The sale of these properties continues in negotiation and could be completed in 2002.

     State Financial Funding Corporation ("SFFC") was formed to manage certain real estate loans held by its wholly-owned subsidiary, State Financial Real Estate Investment Corporation ("SFREIC").

     Supervision and Regulation

     Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes and regulations affect the businesses of SFSC and the Bank. To the extent that the information below is a summary of statutory provisions or regulations, such information is qualified in its entirety by reference to the statutory provisions or regulations described. There are additional laws and regulations having a direct or indirect effect on the business of SFSC or the Bank.

     As a bank holding company, business activities of SFSC are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 as amended (the "Act"), which imposes various requirements and restrictions on the operations of SFSC. As part of this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB's prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The FRB can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the FRB constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The FRB has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the OCC, described below. The FRB has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the FRB has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to their support. The Act limits the activities of SFSC and its banking and non-banking subsidiaries to the business of banking and activities closely related or incidental to banking.

     The Gramm-Leach-Bliley Act or Financial Services Modernization Act of 1999 (the "GLB Act") significantly changed financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities can be conducted through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning the primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the federal and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

     The GLB Act repeals the anti-affiliation provision of the Glass-Steagall Act and revises the Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. SFSC has not elected to become a financial holding company.

     SFSC expects that the new affiliations and activities permitted financial services organizations may over time change the nature of its competition. At present, however, it is not possible to predict the full nature and effect of the changes that may occur.

     The Bank is a nationally chartered bank regulated by the Office of the Comptroller of the Currency ("OCC") and subject to periodic examination by the OCC. Additionally, the Bank's deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in stock or other securities of the bank holding company and on the taking of such stock or securities as collateral for loans to any borrower. Under the Federal Reserve Act and regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or of any property or service.

     The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity act and Regulation B, the Fair Credit Reporting act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Community Reinvestment Act, the USA Patriot Act, anti-redlining legislation and the antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire control of a bank or holding company or to establish a branch, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

     FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The OCC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier 1I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy and risk classification. At December 31, 2001, SFSC and the Bank each met the "well-capitalized" definition of capital adequacy.

     In recent years, the banking and financial industry has been the subject of numerous legislative acts and proposals, administrative rules and regulations at both federal and state regulatory levels. As a result of many of such regulatory changes, the nature of the banking industry in general has changed dramatically as increasing competition and a trend toward deregulation have caused the traditional distinctions among different types of financial institutions to be obscured.

     The performance and earnings of the Bank, like other commercial banks, are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open-market operations in U.S. Government securities, varying the discount rate on bank borrowings, and setting reserve requirements against bank deposits. The policies of the Federal Reserve have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates earned on loans and investments. The general effect, if any, of such policies upon the future business and earnings of the Bank cannot accurately be predicted.

     Directors

     Information is provided below with respect to the directors of SFSC.

  Name                    Age      Positions Held with the Company
  ----                    ---      -------------------------------
  Jerome J. Holz          74       Chairman of the Board of SFSC and Chairman of
                                     the Board of SFBNA
  Michael J. Falbo        52       President, Chief Executive Officer, and
                                     Director of SFSC; Vice Chairman,
                                   Chief Executive Officer and Director of SFBNA
  Robert J. Cera          40       Executive Vice President and Director of
                                     SFSC; President,  Chief Operating
                                   Officer and Director of SFBNA
  Richard A. Horn         77       Director of SFSC and SFBNA
  Ulice Payne, Jr.        46       Director of SFSC
  Thomas S. Rakow         59       Director of SFSC and SFBNA
  David M. Stamm          53       Director of SFSC and SFBNA
  Barbara E. Weis         46       Director of SFSC and SFBNA

     Executive Officers

     Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

Name                      Age      Positions Held
----                      ---      --------------
John B. Beckwith          48       Senior Vice President of SFSC
                                     President, State Financial Bank, N.A. Metro
                                     Milwaukee Market
Donna M. Bembenek         40       Senior Vice President, Sales and Marketing of
                                     SFSC
Timothy L. King           55       Senior Vice President and Chief Financial
                                     Officer of SFSC
Thomas M. Lilly           42       Senior Vice President of SFSC
                                   President, State Financial Bank, N.A.
                                     Stateline Market
Michael A. Reindl         42       Senior Vice President and Treasurer of SFSC
                                     Secretary of SFSC
                                     Secretary of State Financial Bank, N.A.
Daniel L. Westrope        52       Senior Vice President of SFSC
                                   President, State Financial Bank, N.A.
                                     Suburban Market

     John B. Beckwith has served as Senior Vice President of SFSC since 1997. Mr. Beckwith also is President of State Financial Bank, N.A.'s Metro Milwaukee Market, which includes thirteen full service branch locations in Wisconsin. From 1994 to October 2000, Mr. Beckwith was the president of the former State Financial Bank (Wisconsin). Mr. Beckwith has served as a Director of State Financial Bank, N.A., or a predecessor thereof, since 1991. Mr. Beckwith joined the Company in 1990.

     Donna M. Bembenek has served as Senior Vice President, Sales and Marketing of SFSC since December, 2000. From 1995 to 2000, Ms. Bembenek served as Vice President of Marketing. Ms. Bembenek joined the Company in 1993 with nine years of sales, marketing and sales management experience.

     Timothy L. King has served as Senior Vice President and Chief Financial Officer since joining the Company in August 2000. Mr. King was previously employed by Bank One Corporation, or a predecessor thereof, for twenty-three years where he was most recently Senior Vice President and National Accounting Director of the Retail Group.

     Thomas M. Lilly was elected Senior Vice President of SFSC in January 2002. Mr. Lilly also is President of State Financial Bank, N.A.'s Stateline Market, which includes four full service branch locations (three in Wisconsin and one in Illinois). From 1998 to October 2000, Mr. Lilly was the President of the former State Financial Bank-Waterford. Mr. Lilly joined the Company in 1985.

     Michael A. Reindl has served as Senior Vice President and Treasurer of SFSC since August 2000. From 1993 to 2000, Mr. Reindl was Chief Financial Officer and Controller of SFSC and prior thereto, held various financial positions with SFSC. Mr. Reindl is also the Secretary of SFSC and the Secretary of State Financial Bank, N.A. Mr. Reindl joined the Company in 1984.

     Daniel L. Westrope has served as Senior Vice President of SFSC since joining the Company in 1998. Mr. Westrope also is President of State Financial Bank, N.A.'s Suburban Market, which includes eleven full service branch locations in Illinois. From December 1998 to October 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to joining the Company, Mr. Westrope was employed by First Union Securities (1995 to 1998) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope has served as a Director of State Financial Bank, N.A. since 2000.

ITEM  2. PROPERTIES

     The following table sets forth the owned/leased locations of the Company's banking offices.

         Office                     Address                            Sq. Feet      Owned/Leased
         ------                     -------                            --------      ------------
Hales Corners, WI             10708 W. Janesville Road                    37,000        Owned
Muskego, WI                   S76 W17655 Janesville Road                   2,680        Owned
Milwaukee, WI                 2650 N. Downer Avenue                        3,000       Leased
Milwaukee, WI                 2460 N. 6th Street                             100       Leased
Milwaukee, WI                 815 N. Water Street                         11,793       Leased
Milwaukee, WI                 4623 W. Lisbon Avenue                        2,000        Owned
Whitefish Bay, WI             312 E. Silver Spring                         1,300       Leased
Fox Point, WI                 8607 N. Port Washington Road                 1,000        Owned
Greenfield, WI (1)            4811 S. 76th Street                          9,000       Leased
Glendale, WI (2)              7020 N. Port Washington Road                 7,500       Leased
Brookfield, WI                12600 W. North Avenue                        4,800        Owned
Waukesha, WI                  400 E. Broadway                              3,300        Owned
Waukesha, WI (5)              1700 Coral Avenue                            8,836        Owned
New Berlin, WI                15505 W. National Avenue                     3,124        Owned
Waterford, WI                 217 N. Milwaukee Street                     10,100        Owned
Burlington, WI                1050 Milwaukee Avenue                        6,300       Leased
Elkhorn, WI (4)               850 North Wisconsin Street                   9,200        Owned
Richmond, IL (3)              10910 Main Street                           16,030        Owned
Elgin, IL                     16 N. Spring Street                         34,169        Owned
South Elgin, IL               300 N. McLean Blvd.                          5,200        Owned
West Elgin, IL                2001 Larkin Avenue                          29,380        Owned
Bartlett, IL                  200 Bartlett Avenue                          5,418        Owned
Crystal Lake, IL              180 Virginia Street                          8,268        Owned
Roselle, IL                   56 E. Irving Park Road                       3,800        Owned
Waukegan, IL                  1 S. Genessee                               21,000        Owned
Gurnee, IL                    1313 North Delany                           15,000        Owned
Glenview, IL                  1301 Waukegan Road                           7,500        Owned
Glenview, IL                  1441 Waukegan Road                           2,500       Leased
Libertyville, IL              929 North Milwaukee Avenue                   4,200        Owned

(1)      The Bank leases this property from Edgewood Plaza Joint Venture. See
         "Certain Transactions and Other Relationships with Management and
         Principal Shareholders" in the Company's Proxy Statement for further information.
(2)      The Bank leases approximately 1,200 square feet to a third party.
(3)      The Bank leases approximately 2,400 square feet to third parties.
(4)      The Bank leases approximately 5,400 square feet to third parties.
(5)      The Bank leases approximately 4,800 square feet to third parties.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company and the Bank are party to legal proceedings arising out of their general lending activities and other operations. In February 2002, an action was filed against SFSC in the Circuit Court in Rock County, Wisconsin. The plaintiffs in the litigation allege that in April 2001 an employee of SFSC wrongfully issued and then SFSC refused to honor cashier's checks issued on behalf of a customer of SFSC. The allegations arise out of an apparent scheme perpetrated by a mutual customer of one of the plaintiffs, a credit union, and SFSC. The plaintiffs seek recovery of $1.5 million plus fees and expenses. The Company believes the action is without merit and intends to defend its position vigorously in the litigation. The resolution of this matter is not expected to have a material adverse effect on the Company's financial condition or result of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Market Price and Dividends for Common Stock

     At March 15, 2002, there were approximately 1,325 shareholders of record and 3,834 estimated additional beneficial shareholders for an approximate total of 5,159 shareholders of the Company's Common Stock.

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

     The following table sets forth the historical market price of and dividends declared with respect to Common Stock since January 1, 2000:

Quarter Ended                     High          Low          Dividend
------------------------------ ------------ ------------ -----------------
March 31, 2000                     $ 12.59       $ 9.19             $0.12
June 30, 2000                        10.40         8.53              0.12
September 30, 2000                   10.58         8.99              0.12
December 31, 2000                     9.48         7.70              0.12

March 31, 2001                     $ 11.76        $8.10              0.12
June 30, 2001                        12.48        10.91              0.12
September 30, 2001                   13.34        10.55              0.12
December 31, 2001                    12.12        11.04              0.12
------------------------------ ------------ ------------ -----------------

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

     Form 10-K

     The Company's annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission is available upon request without charge to shareholders of record. Please contact Timothy L. King, Senior Vice President and Chief Financial Officer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call (414) 425-1600.

     Annual Meeting

     The annual meeting of shareholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, May 1, 2002 at the Tuckaway Country Club, 6901 West Drexel Avenue, Franklin, WI.

     Financial Information

Timothy L. King
Senior Vice President and Chief Financial Officer
State Financial Services Corporation
10708 West Janesville Road
Hales Corners, Wisconsin 53130
(414) 425-1600

     Transfer Agent

U.S. Bank, N.A.
Corporate Trust Services
1555 North RiverCenter Drive, Suite 301
Milwaukee, WI 53212
(800) 637-7549
(414) 276-3737

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of State Financial Services Corporation (hereinafter referred to as the "Company") and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):

                                                              As of or for the years ended December 31,
  -------------------------------------------------------------------------------------------------------------------
                                                         2001          2000          1999         1998          1997
  -------------------------------------------------------------------------------------------------------------------
  Condensed Income Statement:
  Total interest income (taxable equivalent)1         $75,499       $79,039       $66,610      $58,397       $49,743
  Total interest expense                               35,619        41,693        30,132       25,923        20,072
  -------------------------------------------------------------------------------------------------------------------
  Net interest income                                  39,880        37,346        36,478       32,474        29,671
  Provision for loan losses                             3,855           810           750          690           450
  Other income                                         12,303         5,806         7,993        6,965         4,664
  Other expense                                        39,173        36,297        30,963       34,801        22,195
  -------------------------------------------------------------------------------------------------------------------
  Income before income tax                              9,155         6,045        12,758        3,948        11,690
  Income tax                                            3,724         1,925         4,333        1,981         3,961
  Less taxable equivalent adjustment                    1,297         1,122           993          810           512
  -------------------------------------------------------------------------------------------------------------------
  Net income                                           $4,134        $2,998        $7,432       $1,157        $7,217
  ===================================================================================================================

  Per share data:
  Basic earnings per share                              $0.55         $0.38         $0.80        $0.12         $0.75
  Diluted earnings per share                             0.55          0.38          0.80         0.12          0.74
  Dividends declared                                     0.48          0.48          0.48         0.48          0.40
  Book Value                                            13.66         13.33         12.79        13.36         13.19

  Balance sheet totals:
  Total assets                                     $1,171,053    $1,080,786    $1,090,024     $828,369      $773,873
  Loans, net of allowance                             745,786       660,909       742,196      607,949       563,174
  Allowance for loan losses                             7,900         7,149         6,905        4,485         4,370
  Deposits                                            954,459       859,356       847,051      652,905       617,995
  Borrowed funds                                       86,287        99,120        89,634       29,117         9,850
  Notes payable                                        15,653         7,309        39,959        6,750         5,300
  Shareholders' equity                                106,360       106,499       109,668      134,637       133,763

  Financial Ratios:
  Return on average assets                             0.36%          0.27%         0.78%        0.15%         1.09%
  Return on average equity                             3.79           2.73          6.00         0.86          5.40
  Dividend payout ratio                              115.08         125.58         58.77       457.40         49.80
  Allowance for loan losses to total loans             1.05           1.07          0.92         0.73          0.77
  Non-performing assets to total assets                0.89           0.84          0.50         0.47          0.58
  Net charge-offs to average loans                     0.55           0.08          0.08         0.10          0.06
  -------------------------------------------------------------------------------------------------------------------

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

                                                  2001                                       2000
---------------------------------------------------------------------------------------------------------------------
                                    12/31       9/30      6/30       3/31      12/31      9/30       6/30       3/31
---------------------------------------------------------------------------------------------------------------------
Interest income                   $18,097    $18,950   $18,162    $18,993    $19,639   $19,484    $19,416    $19,379
Interest expense                    7,440      9,169     9,125      9,885     11,071    10,691     10,269      9,662
---------------------------------------------------------------------------------------------------------------------
Net interest income                10,657      9,781     9,037      9,108      8,568     8,793      9,147      9,717
Provision for loan losses           3,045        270       270        270        203       202        203        202
Other income (loss)                 3,248      2,937     3,517      2,601      2,355     (447)      2,020      1,877
Other expense                      11,896      9,459     9,135      8,683      8,129    11,109      8,492      8,567
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income
tax                               (1,036)      2,989     3,149      2,756      2,591   (2,965)      2,472      2,825
Income tax (benefit)                  291      1,074     1,335      1,024        983   (1,146)        969      1,119
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                ($1,327)     $1,915    $1,814     $1,732     $1,608  $(1,819)     $1,503     $1,706
=====================================================================================================================
Net income (loss) per share:
basic                             $(0.18)      $0.26     $0.24      $0.23      $0.21   $(0.23)      $0.19      $0.21
diluted                            (0.18)       0.26      0.24       0.23       0.21    (0.23)       0.19       0.21
Dividends per share                  0.12       0.12      0.12       0.12       0.12      0.12       0.12       0.12
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended as a review of the significant factors affecting the Company's financial condition and results of operations as of and for the year ended December 31, 2001, as well as providing comparisons with previous years. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

     On July 7, 2001, the Company acquired LB Bancorp, Inc. ("LB") and its wholly-owned subsidiary, Liberty Bank ("Liberty"), Milwaukee, Wisconsin. The Company purchased all of the outstanding common stock of LB for $11.2 million in cash. The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of LB's and Liberty's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LB's and Liberty's operating results are included in the consolidation results of operations since July 7, 2001.

     On June 23,1999, the Company completed its cash acquisition of First Waukegan Corporation ("FWC"), and its subsidiary, Bank of Northern Illinois, N.A. ("BNI"). The acquisition was recorded as a purchase. Application of purchase accounting requires the inclusion of FWC's and BNI's operating results in the consolidated statements of income from the date of acquisition. Accordingly, FWC's and BNI's operating results are included in the consolidation results of operations since June 23, 1999.

NET INCOME AND DIVIDENDS

     For the years ended December 31, 2001, 2000, and 1999, the Company reported net income of $4.1 million, $3.0 million, and $7.4 million, respectively. An additional $2 million provision for loan losses and approximately $2 million loss to liquidate its asset management subsidiary impacted earnings in 2001. Consolidation expense in 2000 of approximately $4.7 million related to the Company's consolidation of its five bank and thrift charters into one nationally chartered bank and merger-related charges of approximately $600 thousand in 1999 impacted each respective years' earnings. Excluding these charges on a tax-effected basis, the Company's operating results would have been $7.4 million, $5.9 million, and $8.5 million for the years ended 2001, 2000, and 1999, respectively. The Company's reported return on average assets for the years ended December 31, 2001, 2000, and 1999 was 0.36%, 0.27%, and 0.78%,
respectively. Reported return on average equity for the same periods was 3.79%, 2.73%, and 6.00%. Exclusive of the tax-effected loan loss provision and liquidation charges, return on average assets and return on average equity were 0.65% and 6.76%, respectively for the year ended December 31, 2001. Exclusive of the tax-effected consolidation charge in 2000 and the merger related charges in 1999, return on average assets and return on average equity were 0.54% and 5.37%, respectively for the year ended December 31, 2000 and 0.89% and 6.84%, respectively, for the year ended December 31, 1999. On a per share basis, basic earnings were $0.55 for 2001, $0.38 for 2000, and $0.80 for 1999. Exclusive of the one-time charges, basic earnings per share on an operating basis were $0.99 for 2001, $0.74 for 2000, and $0.91 for 1999. The Company declared per share dividends of $0.48 for each year ended December 31, 2001, 2000, and 1999.

Income Statement Analysis

     Net Interest Income

     Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measurement of the Company's effectiveness in managing its interest rate sensitivity. For the year ended December 31, 2001, taxable-equivalent net interest income improved $2.5 million (6.8%) to $39.9 million. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for an increase of $195 thousand while changes in interest rates accounted for an increase of $2.3 million in taxable-equivalent net interest income.

     Rate changes most fundamentally impacted the components of the Company's consolidated taxable-equivalent net interest income in 2001. Taxable-equivalent total interest income decreased $3.5 million in 2001 mainly due to the significant declining rate environment, offset by the increase in the volume of average total outstanding interest-earning assets resulting from the inclusion of the Liberty acquisition. As a result of the volume increase, interest income improved $1.8 million for the year ended December 31, 2001. Interest income decreased by $5.3 million due to the declining interest rate environment. The combined impact of these changes resulted in a decrease in the Company's taxable-equivalent yield on interest-earning assets to 7.26% in 2001 from 7.84% in 2000.

     The Company experienced a decrease in its interest rate on its funding costs in 2001 to 4.00% from 4.77% for the year ended December 31, 2000. The decreased funding cost was mainly due to a lower interest rate environment, a decreased percentage of interest-bearing liabilities in wholesale borrowings and decreased debt incurred to fund the Company's stock repurchase activities. Short-term borrowings decreased in 2001 to 13.5% of the Company's average interest-bearing liabilities compared to 16.9% in 2000. For the year ended December 31, 2001, average money market accounts comprised 24.5% of the Company's average interest-bearing liabilities compared to 21.5% for 2000. Time deposits comprised 38.2% of the Company's average interest-bearing liabilities compared to 34.2% in 2000.

     The Company's net yield on interest-earning assets (net interest margin) increased to 3.84% for the year ended December 31, 2001 from 3.71% for the year ended December 31, 2000 as a result of the aforementioned changes.

     For the year ended December 31, 2000, taxable-equivalent net interest income increased $868 thousand (2.4%) compared to the year ended December 31, 1999, primarily due to the inclusion of BNI. Change in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for a $1.7 million increase and change in the rate accounted for a $839 thousand decrease in taxable-equivalent net interest income.

     The Company's 2000 cost of funds increased to 4.77% from 4.14% for the year ended December 31, 1999, due primarily to a higher interest rate environment, a greater percentage of interest-bearing liabilities in wholesale borrowings and increased debt incurred to fund the Company's stock repurchase activities. Historically these funding sources carry a comparatively higher cost than core deposits and increased in cost over the preceding twelve months due to the higher rate environment. Short-term borrowings increased in 2000 to 16.9% of the Company's average interest-bearing liabilities compared to 10.7% in 1999. For the year ended December 31, 2000, average money market accounts comprised 21.5% of the Company's average interest-bearing liabilities compared to 21.0% for 1999. Time deposits comprised 34.2% of the Company's average interest-bearing liabilities compared to 37.4% in 1999.

     The following table sets forth average balances, related interest income and expense, and effective interest yields and rates for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

                                         2001                           2000                           1999
--------------------------------------------------------------------------------------------------------------------------
                             Average            Yield/Rate   Average            Yield/Rate  Average             Yield/Rate
                             Balance   Interest              Balance   Interest             Balance   Interest
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans 1,2,3                 $724,543   $56,569     7.81%   $726,027   $60,018     8.24%   $683,095   $54,761     8.02%
  Taxable investment           229,884    14,437     6.28     221,313    15,141     6.82     123,446     7,600     6.16
  securities
  Tax-exempt investment
    securities 3                51,873     3,476     6.70      41,710     2,921     6.98      37,033     2,539     6.86
  Other short-term                 788        31     3.91         591        39     6.66       6,901       357     5.18
  investments
  Interest-earning deposits      8,740       311     3.56       7,697       383     4.95      19,553       964     4.93
  Federal funds sold            23,937       676     2.82       7,833       537     6.84       7,254       389     5.36
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                     1,039,765    75,499     7.26   1,005,171    79,039     7.84     877,282    66,610     7.59
--------------------------------------------------------------------------------------------------------------------------
Non-interest-earning
 assets:
  Cash and due from banks       39,576                         35,730                         34,046
  Premises and equipment,
   net                          27,452                         24,519                         17,716
  Other assets                  38,933                         40,971                         25,688
  Less allowance for loan
   losses                      (7,651)                        (7,121)                        (5,682)
--------------------------------------------------------------------------------------------------------------------------
TOTAL                       $1,138,075                     $1,099,270                       $949,050
==========================================================================================================================

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  NOW accounts                 $89,546    $1,066    1.19%    $102,487    $1,714     1.67%    $97,797    $1,715     1.75%
  Money market accounts        220,998     7,213    3.26      187,436     9,274     4.93     152,636     6,155     4.03
  Savings deposits             120,275     2,295    1.91      136,672     3,634     2.65     127,524     3,391     2.66
  Time deposits                340,441    18,835    5.53      298,187    17,084     5.71     272,194    14,613     5.37
  Notes payable                 15,999       913    5.71       33,758     2,781     8.22      13,882       938     6.76
  FHLB borrowings               83,714     4,303    5.14       89,062     5,600     6.27      45,775     2,399     5.24
  Federal funds purchased        2,338       144    6.16       11,525       829     7.17       9,529       493     5.17
  Securities sold under
    agreement to repurchase     17,936       849    4.73       12,440       777     6.23       8,938       428     4.79
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                  891,247    35,618    4.00      871,567    41,693     4.77     728,275    30,132     4.14
--------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities:
  Demand deposits              130,259                        113,305                         90,173
  Other                          7,417                          4,723                          6,810
--------------------------------------------------------------------------------------------------------------------------
Total liabilities            1,028,923                        989,595                        825,258
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity           109,152                        109,675                        123,792
--------------------------------------------------------------------------------------------------------------------------
TOTAL                       $1,138,075                     $1,099,270                       $949,050
==========================================================================================================================
Net interest earning and
  Interest rate spread                   $39,881    3.26%               $37,346     3.07%              $36,478     3.46%
==========================================================================================================================
Net yield on interest-
  earning assets                                    3.84%                           3.71%                          4.16%
==========================================================================================================================
1.     For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
2.     Interest earned on loans includes loan fees, which are not material in amount.
3.     Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% tax rate for all years presented.

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

                                                    2001 Compared to 2000               2000 Compared to 1999
                                                    ---------------------               ---------------------
                                                 Increase/(Decrease) Due to          Increase/(Decrease) Due to
---------------------------------------------------------------------------------------------------------------------
                                               Volume       Rate         Net       Volume       Rate         Net
---------------------------------------------------------------------------------------------------------------------
Interest earned on:
  Loans 1,2                                        $(123)    $(3,326)    $(3,449)       $3,514      $1,743      $5,257
  Taxable investment securities                      569      (1,274)       (705)        6,619         922       7,541
  Tax-exempt investment securities 2                 685        (130)        555          325           57         382
  Other short-term investments                        11         (19)         (8)        (396)          78        (318)
  Interest-earning deposits                           47        (118)        (71)        (588)           6        (582)
  Federal funds sold                                 599        (461)        138           33          115         148
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                      1,788      (5,328)     (3,540)       9,507        2,921      12,428
Interest paid on:
  NOW accounts                                      (198)       (450)       (648)          79          (80)         (1)
  Money market accounts                            1,463      (3,524)     (2,061)       1,559        1,560       3,119
  Savings deposits                                  (400)       (939)     (1,339)         243            0         243
  Time deposits                                    2,362        (611)      1,751        1,451        1,020       2,471
  Notes payable, FHLB borrowings, federal
    funds purchased, and securities sold
    under agreement to repurchase                 (1,634)     (2,144)     (3,778)       4,469        1,260       5,729
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 1,593      (7,668)     (6,075)       7,801        3,760      11,561
======================================================================================================================
Net interest income                                 $195      $2,340      $2,535       $1,706        $(839)       $867
======================================================================================================================
1.     Interest earned on loans includes loan fees, which are not material in amount.
2.     Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% tax rate for all years presented.

     Provision for Loan Losses

     The provisions for loan losses were $3.9 million, $810 thousand, and $750 thousand for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in 2001 in comparison to prior years is due to an additional one-time $2 million provision and the Liberty acquisition. The increases in annual provision reflect the change in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in real estate mortgages.

     Other Income

     Other income in 2001 increased $6.5 million (111.9%) from 2000 mainly due a loss in 2000 of $2.5 million from the sale of approximately $90 million in fixed-rate mortgage loans and losses on the sale of investment securities that had yields below market interest rates. Exclusive of the losses, total other income increased $4.0 million mainly due to increases in automated teller machine ("ATM") and merchant services, investment securities gains, gain on sale of loans, and other income offset by decreases in service charges on deposit accounts and security commissions and management fees. Other income decreased $2.2 million (27.4%) in 2000 as compared to 1999 due to the $2.5 million loss on the sale of securities in 2000. Exclusive of the loss, total other income increased $251 thousand mainly due to increases in merchant services, asset management commissions and other income offset by decreases in gains on mortgage origination sales and fair market value adjustment on mortgages marked to market. The composition of other income is shown in the following table (dollars in thousands).

                                                  Years ended December 31,
-------------------------------------------------------------------------------
                                                  2001        2000        1999
-------------------------------------------------------------------------------
Service charges on deposit accounts             $2,089      $2,134      $2,185
ATM and Merchant services                        3,122       2,654       2,213
Security commissions and management fees           738       1,149       1,124
Investment securities gains                      1,925          39         992
Gain (loss) on sale of loans                     2,315     (1,549)         277
Other                                            2,114       1,379       1,202
-------------------------------------------------------------------------------
Total other income                             $12,303      $5,806      $7,993
===============================================================================

     For the year ended December 31, 2001 service charges on deposit accounts decreased $45 thousand (2.1%) compared to 2000, and $51 thousand (2.3%) for the year ended December 31, 2000 compared to the year ended December 31, 1999. The majority of the decreases was due to reduced income from service charges on business deposit accounts.

     ATM service charges are the terminal usage fees charged to non-customers and the fees received from other institutions resulting from their customers' usage of the Company's automated teller machines. Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category increased $468 thousand (17.6%) in 2001 and $441 thousand (20.0%) in 2000.The increase in 2001 was due to ATM service charges from the acquired Liberty machines and a full year of the added merchant services in the Illinois area. The increase in 2000 was mainly due to added merchant services in the Illinois area.

     Security commissions and management fees are the fees received from the Company's investment and asset management services and brokerage activities. For the year ended December 31, 2001 security commissions and management fees decreased $411thousand compared to 2000 mainly due to the economic environment and a decline in investment related activities. For the year ended December 31, 2000 security commissions and management fees increased $25 thousand compared to 1999.

     The Company realized $1.9 million in net investment security gains for the year ended December 31, 2001 due to the sale of approximately $96.7 million of investment securities. For the year ended December 31, 2000, the Company realized $39 thousand in investment security gains. For the year ended December 31, 1999, the Company realized $992 thousand in investment security gains mainly from the sale of marketable equity securities.

     The gain of $2.3 million on sale of loans for the year ended December 31, 2001 was due to increased refinancing activity on residential mortgages. The loss on sale of loans of $1.5 million for the year ended December 31, 2000 was mainly due to a $2.3 million loss from balance sheet restructuring offset by $751 thousand in gains on mortgage origination sales.

     During 1999 there was a negative fair market adjustment on mortgages marked to market of $736 thousand. This resulted from marking approximately $45 million of mortgages to market in anticipation of securitizing and selling them to the secondary market in the first quarter 2000.

     Other income increased $735 thousand (53.3%) in 2001 and $177 thousand (14.7%) in 2000. The increase in 2001 was mainly due to a distribution received on exchange of common stock resulting from the merger of an ATM service provider. In addition to this distribution there were increases in exchange and commission, cashier check commission, deluxe commission, insurance commission, mortgage origination fees, and building rent. The increase in 2000 was mainly due to increased insurance commission, cashier check commission, and safe deposit rent.

     Other Expense

     Other expense increased $2.9 million (7.9%) for the year ended December 31, 2001, which includes the $2 million loss from the liquidation of the asset management subsidiary. Other expense increased $5.3 million (17.2%) for the year ended December 31, 2000, which included $2.2 million of charter consolidation expense.

                                                 Years ended December 31,
----------------------------------------------------------------------------
                                                 2001       2000       1999
----------------------------------------------------------------------------
Salaries and employee benefits                $16,700    $14,671    $13,881
Occupancy and equipment                         6,237      6,008      4,877
Data processing                                 2,047      1,918      2,054
Legal and professional                          1,883      1,682      1,241
ATM and Merchant services                       2,207      1,847      1,681
Consolidation and merger-related charges            0      2,230        598
Advertising                                     1,015      1,223      1,133
Goodwill amortization                           4,063      2,053      1,387
Other                                           5,021      4,665      4,111
----------------------------------------------------------------------------
Total other expense                           $39,173    $36,297    $30,963
----------------------------------------------------------------------------

     Salaries and employee benefits increased $2.0 million (13.8%) in 2001 mainly due to increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market, the Liberty acquisition, and additional staff associated with opening a new office. In 2000 salaries and employee benefits increased $790 thousand mainly due to additional staff associated with the opening of two new offices and inclusion of a full year of BNI in 2000 compared to a half of year in 1999.

     Occupancy and equipment expense increased $229 thousand in 2001 due to the additional six locations from the Liberty acquisition and a newly constructed office in West Elgin offset by decreases in repair and maintenance and service contracts. Occupancy and equipment expense increased $1.1 million in 2000, due to increased depreciation expense associated with the new branch offices and the installation of an upgraded computer network, communication system and related equipment in the later part of 1999.

     During 2001, data processing expense increased $129 thousand due to the additional expense related to the Liberty acquisition. Data processing had a slight decrease in 2000 compared to 1999 due to the conversion of all offices to the Company's third party services provider during 1999 and the related re-negotiation of the Company's service contract.

     Legal and professional fees increased $201 thousand in 2001 and $442 in 2000, due to certain nonrecurring legal matters, acquisitions and increased audit costs resulting from the Company's growth over the preceding two years.

     ATM expense is the fees charged by the Company's service provider for the Company's customer use of automated teller machines that are not owned by the Company. Merchant service expense results from providing the Company's business customers the ability to accept credit cards in payment for goods and services. For the year ended December 31, 2001, ATM and merchant services increased $360 thousand due to increased customer volume for merchant services. For the year ended December 31, 2000, ATM and merchant services increased $167 due to increased customer volume for merchant services offset by decreased ATM expense due to the Company converting the service bureau used to drive its ATM's.

     In the third quarter, 2000, the Company recorded a non-recurring consolidation charge of approximately $2.2 million related to the charter consolidation of the Company's five banks. The charge included expense for employee severance, branch closure and data processing conversion. In 1999, the Company recognized $598 thousand in merger-related charges related to the dissolution of an acquired subsidiary's ESOP.

     Advertising expense decreased $208 thousand in 2001 and increased $89 thousand in 2000 due primarily to the charter consolidation.

     Goodwill amortization increased $2.0 million in 2001 due to the liquidation of the asset management subsidiary. Goodwill amortization increased $666 thousand in 2000 due to a full year amortization related to the BNI acquisition.

     Other expense increased $356 thousand in 2001 mainly due to increases in delivery and postage, office supplies, ORE expense, and charity and donations, offset by decreases in correspondent bank service charges and core deposit intangible. Other expense increased $554 thousand in 2000 mainly due to increased delivery and postage, charity and donations, and correspondent bank service charges.

     Income Tax

     The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill amortization, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for 2001 was 47.4% compared to 39.1% in 2000 and 36.8% in 1999. The effective tax rate for 2001 was effected by the write-off of goodwill related to the liquidation of the asset management subsidiary. Provisions for income tax were $3.7 million, $1.9 million and $4.3 million for the years 2001, 2000 and 1999, respectively. Income tax expense increased $1.8 million in 2001 due to increased taxable income. Income tax expense decreased $2.4 million in 2000 due to the $6.8 million decline in pre-tax income, which resulted primarily from the $4.7 million non-recurring consolidation charge.

BALANCE SHEET ANALYSIS

     The composition of assets and liabilities are generally the result of management decisions influenced by market forces. The Company reported total assets at December 31, 2001 of $1.2 billion and $1.1 billion at December 31, 2000.

     Lending Activities

     The Company's largest asset category continues to be loans. The Company's gross loans, as a percentage of total deposits, were 79.0% at December 31, 2001 compared to 77.7% at December 31, 2000. The following table shows the Company's loan portfolio composition on the dates indicated (dollars in thousands).

                                                              At December 31,
----------------------------------------------------------------------------------------------------------------------
                                 % of               % of                 % of               % of             % of
                             2001 total         2000  total          1999  total        1998 total       1997 total
----------------------------------------------------------------------------------------------------------------------
Commercial               $151,125  20.1%     $139,865  20.9%      $129,470  17.3%     $56,675   9.3%    $56,030   9.9%
Commercial Real Estate    179,587  23.8       115,427  17.3        100,914  13.5       67,958  11.1      63,992  11.3
Real Estate Mortgage      343,108  45.5       329,658  49.3        445,624  59.5      438,886  71.7     397,708  70.1
Installment                71,797   9.5        70,668  10.6         62,180   8.3       37,519   6.1      37,496   6.6
Other                       8,069   1.1        12,440   1.9         10,913   1.5       11,395   1.9      12,318   2.2
----------------------------------------------------------------------------------------------------------------------
Total Loans              $753,686            $668,058             $749,101           $612,433         $567,544
======================================================================================================================

     Total loans outstanding increased $85.6 million (12.8%) in 2001 mainly due to the acquisition of Liberty Bank. Total loans outstanding decreased $81.0 million (10.8%) in 2000 mainly due to the balance sheet restructuring offset by loan growth.

     Residential real estate mortgages represent the Company's largest loan category, comprising 45.5% of the loan portfolio at December 31, 2001 and 49.4% at December 31, 2000. The percentage decrease in 2001 is due primarily to mortgage refinancings, which are sold into the secondary market, due to the lower interest rate environment. The decrease in 2000 was due to management's decision to restructure the balance sheet through the sales of approximately $115.0 million of mortgage loans during 2000.

     The Company continues to emphasize commercial and commercial real estate lending. Commercial loans increased $11.2 million (8.1%) in 2001 due to the Liberty acquisition and internal loan growth. Commercial loans increased $10.4 million (8.0%) in 2000 due to internal loan growth. Commercial loans are underwritten according to the Company's loan policy, which sets forth the amount of credit which can be extended based upon the borrower's cash flow, debt service capacity, and discounted collateral value. Commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may be dependent on the success of the business itself, which, in turn, is likely to be dependent upon the general economic environment. In recognition of this risk, the Company emphasizes capacity to repay the loan, adequacy of the borrower's capital, an evaluation of the industry conditions affecting the borrower, and current credit file documentation. The Company's commercial loans are typically secured by the borrower's business assets such as, inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guaranties of the principals.

     Commercial real estate activity increased $64.2 million in 2001 compared to 2000 mainly due to the Liberty acquisition and loan growth. Commercial real estate activity increased $14.5 million in 2000 compared to 1999 due to internal growth. The Company's commercial real estate loans continue to be generally secured by owner occupied, improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company's primary market areas subject to a maximum 75% loan to value ratio pursuant to its loan policy. Loans for construction and land development are generally secured by the property under construction or development up to a maximum loan to value of 75% of estimated cost or appraisal value of the completed project whichever is less. The Company further monitors construction and land development credits by disbursing draws under the credit commitment upon satisfactory title company inspections of construction progress and evidence of proper lien waivers. The borrower's creditworthiness and the economic feasibility and cash flow abilities of the project are fundamental concerns in the Company's commercial real estate and construction/land development lending. Loans secured by commercial property, whether existing or under construction, and land development are generally larger in size and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties, businesses, or developments. As a result, the value of properties securing such loans are likely to be subject to the local real estate market and general economic conditions, including movements in interest rates. The Company generally writes commercial real estate loans for maturities up to five years although the total amortization period may be as long as twenty years, amortized monthly. The Company generally writes construction and land development loans on terms up to a maximum of 24 months and requires the borrower to make defined principal reductions at stated intervals during that term. The Company additionally attempts to have construction credits further supported by end mortgage commitments wherever possible. The Company will generally make credit extensions for land development projects to experienced, strong borrowers with adequate outside liquidity to support the project in the event the actual project performance is slower than projection.

     The Company's real estate loans, like all of the Company's loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines, which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the real estate loan portfolio as of December 31, 2001:

   ---------------------------------------------------------------------------
   1-4 family first liens on residential real estate                  52.85%
   Multifamily residential                                             4.45
   1-4 family junior liens on residential real estate (including
       home equity lines of credit)                                    3.08
   Construction, land development, and farmland                        5.89
   ---------------------------------------------------------------------------

     Installment loans increased $1.1 million during 2001 due to the Liberty acquisition. Installment loans increased $8.5 million during 2000 due to loan growth. The Company cultivates installment loans primarily through the purchase of loan contracts from its network of auto dealers developed over the years. The Company continues to pursue additional auto dealer contacts to build this network of loan referrals. The Company's indirect auto loan underwriting emphasizes the purchase of the highest quality loan contracts to minimize risk of loss in this lending activity.

     Other loans decreased $4.4 million in 2001 due to decreases in municipal loans and overdrafts. Other loans increased $1.5 million in 2000 due to increases in municipal loans and overdrafts.

     The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, and installment loans) outstanding as of December 31, 2001 (dollars in thousands) and are the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                                   After One      After
                                       Within     But Within      Five
                                      One Year    Five Years      Years        Total
-------------------------------------------------------------------------------------
Commercial                              $55,752        $61,404     $4,034   $121,190
Real Estate Mortgage                     65,421        147,342     21,874    234,637
-------------------------------------------------------------------------------------
                                       $121,173       $208,746    $25,908   $355,827
=====================================================================================
Loan Maturing after one year with:
  Fixed Interest Rates                                $325,307   $142,235
  Variable Interest Rates                               31,852          0
-------------------------------------------------------------------------------------
Total                                                 $357,159   $142,235
=====================================================================================

     Risk Elements in the Loan Portfolio

     Certain risks are inherent in the lending function including a borrower's subsequent inability to pay, insufficient collateral coverage, and changes in interest rates. The Company attempts to reduce these risks by adherence to a written set of loan policies and procedures. Included in these policies and procedures are underwriting practices covering debt-service coverage, loan-to-value ratios, and loan term. Evidence of a specific repayment source is required on each credit extension, with documentation of the borrower's repayment capacity. Generally, this repayment source is the borrower's cash flow, which must demonstrate the ability to service the debt based upon historical results and projections of future performance.

     Management maintains the Allowance for Loan and Lease Losses (the "Allowance") at a level considered adequate to provide for estimable and probable loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. At December 31, 2001, the Allowance was $7.9 million.

     The determination of Allowance adequacy is based upon an on-going evaluations of the Company's loan portfolio conducted by the Internal Loan Review function of the Bank and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, and the level of non-performing loans.

     As a percentage of total loans outstanding, the Allowance was 1.05% at the end of 2001 compared to 1.07% at the end of 2000. Net of unused commitments, the percentage of the Allowance to total loans outstanding is 1.11% at December 31, 2001. Based on its analyses, management considers the Allowance adequate to recognize the risk inherent in the consolidated loan portfolio at December 31, 2001.

         The balance of the Allowance and actual loan loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                          Years ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                                2001       2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $7,149     $6,905      $4,485      $4,370      $3,553
Charge-offs:
  Commercial                                                   3,558        464         776         146         123
  Real estate Mortgage                                            77         74          57          39          40
  Installment                                                    560        255         283         465          71
  Other                                                           51         40          48         149         147
--------------------------------------------------------------------------------------------------------------------
  Total charge-offs                                            4,246        833       1,164         799         381
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                                      17         96         445          79           8
  Real estate Mortgage                                            14          4          14          59          29
  Installment                                                    211        160         121          60          16
  Other                                                           11          7          25          26          17
--------------------------------------------------------------------------------------------------------------------
  Total recoveries                                               253        267         605         224          70
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                3,993        566         559         575         311
Balance of acquired allowances at date of acquisitions           889          0       2,229           0         678
Additions charged to operations                                3,855        810         750         690         450
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                      $7,900     $7,149      $6,905      $4,485      $4,370
====================================================================================================================
Ratios:
  Net charge-offs to average loans outstanding                  0.55%      0.08%       0.08%       0.10%       0.06%
  Net charge-offs to total allowance                           50.54       7.92        8.10       12.82        7.12
  Allowance to year end loans outstanding                       1.05       1.07        0.92        0.73        0.77
====================================================================================================================

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

                                                                    At or for the years ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                  2001       2000        1999       1998        1997
---------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                $9,800     $8,729      $4,737     $3,245      $3,500
Accruing loans past due 90 days or more                              0        106          14        106          20
Restructured loans                                                   0          0           0          0           0
---------------------------------------------------------------------------------------------------------------------
Total non-performing and restructured loans                      9,800      8,835       4,751      3,351       3,520
Other real estate owned                                            671        267         740        572         620
---------------------------------------------------------------------------------------------------------------------
Total non-performing assets                                    $10,471     $9,102      $5,491     $3,923      $4,140
=====================================================================================================================
Ratios:
  Non-performing loans to total loans                             1.30%      1.32%       0.64%      0.55%       0.62%
  Allowance to non-performing loans                              80.61      80.92      145.34     133.84      124.15
  Non-performing assets to total assets                           0.89       0.84        0.50       0.47        0.58
  Interest income that would have been recorded on
      nonaccrual loans under original terms                       $679       $781        $425       $286        $270
  Interest income recorded during the period on
      nonaccrual loans                                              39        151          71        158         145
=====================================================================================================================

     The percentage of non-performing loans to total loans remained virtually unchanged at 1.30% at December 31, 2001 compared to 1.32% at December 31, 2000.

     Financial Accounting Standards Board Statement No. 114 ("FASB 114") defines a loan as impaired if, based on current information or events, it is probable that a creditor will not be able to collect all amounts (both contractual principal and interest) due in accordance with the terms of the original loan agreement. At December 31, 2001, the Company identified approximately $600 thousand in loans considered impaired pursuant to this definition. These loans are included as part of the nonaccrual loans set forth in the table above. Based upon the analyses of the underlying collateral value of these loans and the low percentage of these loans in relation to the gross loan portfolio, management believes the allowance is adequate to provide for the inherent risk associated with these loans.

     At December 31, 2001, there were no additional loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, impaired (as defined in Financial Accounting Standards Board Statement No. 114), past due, or restructured.

     Investment Activities

     Investment securities that the Company has both the positive intent and ability to hold-to-maturity are carried at amortized cost. Investment securities that the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at their respective fair market values. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of shareholders' equity. The company has no assets classified as trading. See Note 5 to the Consolidated Financial Statements for additional information.

     Total investment securities outstanding at December 31, 2001 decreased $45.9 million mainly due to prepayments from mortgage-related securities resulting from the eleven interest rate cuts enacted by the Federal Reserve during 2001. The following table presents the combined amortized cost of the Company's held-to-maturity and available-for-sale investment securities on the dates indicated (dollars in thousands).

                                                                             At December 31,
------------------------------------------------------------------------------------------------------------------
                                                                      % of             % of                %of
                                                             2001     total    2000     total      1999    total
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S.
  government agencies                                      $19,660    7.6%    $19,614    6.4%     $34,774  15.4%
Obligations of states and political subdivisions            62,200   24.1      42,584   14.0       40,401  17.9
Mortgage-related securities                                148,312   57.4     224,891   73.9      137,659  60.9
Other securities                                            28,085   10.9      17,098    5.6       13,238   5.8
---------------------------------------------------------------------------------------------------------------
TOTAL                                                     $258,257           $304,187            $226,072
---------------------------------------------------------------------------------------------------------------

     During 2001, balances in mortgage-related securities decreased $76.8 million mainly due to accelerated prepayments impacted by the exceptionally high level of mortgage refinancing that occurred as a result of the multiple interest rate cuts during the year. The Company's mortgage-related securities primarily represent balances outstanding on fixed-rate collateralized-mortgage obligations (CMO's) supported by one-to-four family residential mortgage securities issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC) and private label issuers rated AAA or better by Moody's or Standard and Poor's. In June 2001, the Company sold $96.7 million in adjustable rate mortgage securities purchased in 2000 with the proceeds of the fixed-rate mortgage securitizations. These investments were purchased in 2000 with the original intent to be a temporary use of cash to ultimately be available as a funding source for loan growth during 2001. As the economy softened in the first half of 2001, it became apparent that loan growth was not occurring as originally projected and that the interest rate cuts were accelerating prepayments on these adjustable rate mortgage-securities. With the expectation in June 2001 that loan growth would continue to be soft for the remainder of 2001 and the probability of further interest rate cuts, which would result in continued prepayments on these securities, the Company sold these securities at a $1.0 million pre-tax gain and invested the proceeds in fixed-rate private label CMO's to protect the rate of return on these funds. At December 31, 2001, mortgage-related securities accounted for 57.4% of the Company's investment portfolio compared to 73.9% at December 31, 2000.

     Obligations of states and political subdivisions increased $19.6 million at December 31, 2001 compared to December 31, 2000 due to the Company reinvesting mortgage-related security prepayments in municipal investments to enhance its portfolio yield and diversify the composition of the investment portfolio. At December 31, 2001, obligations of states and political subdivisions comprised 24.1% of the Company's investment portfolio as compared to 14.0% at December 31, 2000.

     U.S. Treasury securities and obligations of U.S. government agencies (Treasuries/Agencies) remained virtually unchanged in dollars outstanding at December 31, 2001 compared to December 31, 2000. As a result of this decline in total investment securities outstanding, the percentage of the Company's investment portfolio invested in Treasuries/Agencies increased to 7.6% at December 31, 2001 from 6.4% at December 31, 2000.

     Other securities increased $4.0 million in 2001, due to the purchase of $8.7 million in asset-backed securities and an additional $2.7 million investment in Federal Reserve Bank Stock. At December 31, 2001, other securities represented 10.9% of the Company's investment portfolio compared to 5.6% at December 31, 2000.

     The maturities and weighted-average yield of the Company's investment securities at December 31, 2001 are presented in the following table (dollars in thousands). Taxable-equivalent adjustments (using a 34% tax rate) have been made in calculating the yields on obligations of states and political subdivisions.

                                                               After One          After Five
                                              Within           But Within         But Within            After
                                             One Year          Five Years          Ten Years          Ten Years
---------------------------------------------------------------------------------------------------------------------
                                          Amount    Yield    Amount    Yield    Amount     Yield     Amount    Yield
---------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                $3,058    6.42%   $16,302    4.55%       $300     7.30%         $0   0.00%
Obligations of states and political
  subdivisions                             7,467    6.28     24,282    6.39      21,678     6.89       8,772   6.88
Mortgage-related securities                7,658    6.32    116,742    6.43      12,383     6.99      11,533   6.69
Other securities                          17,540    5.96        800    7.00       8,992     6.64         750   9.65
---------------------------------------------------------------------------------------------------------------------
TOTAL                                    $35,723    6.14%  $158,126    6.23%    $43,353     6.87%    $21,055   6.87%
---------------------------------------------------------------------------------------------------------------------

     At December 31, 2001, the Company had approximately $49 thousand in net unrealized gains on its held-to-maturity securities and approximately $3.5 million in net unrealized gains on its available-for-sale securities. Unrealized gains and losses resulting from marketable equity securities are impacted by the current market price quoted for the underlying security in relation to the price at which the security was acquired by the Company. Unrealized gains and losses on investment securities are the result of changes in market interest rates and the relationship of the Company's investments to those rates for comparable maturities. Unrealized gains generally result from the interest rates on the Company's portfolio of investment securities exceeding market rates for comparable maturities. Conversely, unrealized losses generally result from the interest rates on the Company's portfolio of investment securities falling below market rates for comparable maturities. If material, unrealized losses could negatively impact the Company's future performance as earnings from these investments would be less than alternative investments currently available and may not provide as wide a spread between earnings and funding costs. The Company does not consider its investment portfolio exposed to material adverse impact to future operating performance resulting from market interest rate fluctuations.

     Deposits

     Deposits are the Company's principal funding source. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 2001, total average deposits increased $63.4 million (7.6%) mainly due to the Liberty acquisition. Exclusive of Liberty total deposits increased approximately $22 million due to internal deposit growth. For the year ended December 31, 2000, total deposits increased $97.8 million (13.2%) due to internal deposit growth.

     The following table sets forth the average amount and the average rate paid by the Company by deposit category (dollars in thousands):

                                                          Years ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                     2001                           2000                           1999
---------------------------------------------------------------------------------------------------------------------
                            Average     Average   % of    Average     Average    % of    Average    Average    % of
                             Amount      Rate    Total     Amount      Rate     Total     Amount     Rate     Total
---------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
  demand deposits            $130,259            14.4%     $113,305             13.5%      $90,173             12.2%
NOW accounts                   89,546   1.19%     9.9       102,487    1.67%    12.2        97,797   1.75%     13.2
Money market deposits         220,998   3.26     24.5       187,436    4.93     22.4       152,636   4.03      20.6
Savings                       120,275   1.91     13.3       136,672    2.65     16.3       127,523   2.66      17.2
Time deposits                 340,441   5.53     37.8       298,187    5.71     35.6       272,194   5.37      36.8
---------------------------------------------------------------------------------------------------------------------
TOTAL                        $901,519   3.26%              $838,087    3.77%              $740,323   3.49%
---------------------------------------------------------------------------------------------------------------------

     For the year ended December 31, 2001, average non-interest bearing demand deposits increased $17.0 million (15.0%) mainly due to the Liberty acquisition. For the year ended December 31, 2000, average non-interest bearing demand deposits increased $23.1 million (25.7%) due to internal growth. Non-interest bearing demand deposits represent 14.4% of the Company's average deposit portfolio at December 31, 2001 compared to 13.5% at December 31, 2000.

     Average NOW accounts decreased $12.9 million (12.6%) for the year ended December 31, 2001 over 2000 mainly due to customers transferring their deposits into money market and time deposit accounts because of the higher rate offered on those products. For the year ended December 31, 2000 average NOW accounts increased $4.7 million (4.8%) due to growth in personal, business, and municipal account relationships during the year. At December 31, 2001, NOW accounts represent 9.9% of the Company's average total deposits compared to 12.2% at December 31, 2000.

     Average money market deposits increased $33.4 million (17.9%) for the year ended December 31, 2001. The Company continues to experience growth from this funding source due to the popularity of the Money Market Index Account. At December 31, 2001, average money market balances of the Company represent 24.5% of average total deposits compared to 22.4% at December 31, 2000. Average savings balances decreased $16.4 million (12.0%). Average savings balances represent 13.3% of average total deposits at December 31, 2001 compared to 16.3% at December 31, 2000.

     Average time deposit balances increased $42.3 million (14.2%) for the year ended December 31, 2001 compared to the year ended December 31, 2000. At December 31, 2001, average time deposits represent 37.8% of average total deposits compared to 35.6% at December 31, 2000.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows (dollars in thousands).

          ------------------------------------------------------------
          3 month or less                                     $32,914
          Over 3 through 6 months                              22,207
          Over 6 through 12 months                             14,286
          Over 12 months                                       15,851
          ------------------------------------------------------------
          TOTAL                                               $85,258
          ============================================================

     Approximately 7.3% of the Company's total assets at December 31, 2001 were supported by time deposits with balances in excess of $100,000 as compared to 6.4% at December 31, 2000. The Company's usage of large balance time deposits to fund its asset base has historically been approximately one-third to one-half of the large liability funding dependence exhibited by its peers.

     Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers.

     The Company's primary funding sources are deposits, loan principal and interest payments, and maturities of loans and investment securities. Contractual maturities and amortization of loans and investment are predictable funding sources, whereas deposit flows and loan prepayments are impacted by market interest rates, economic conditions, and competition. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination.

     The Company's primary funds utilization is loan originations. During 2001, loans increased $13.2 million, net of approximately $50.0 million in fixed-rate mortgage loan refinancings during the year. Exclusive of the refinancing activity, loans increased $63.2 million or 9.5% during 2001. A $14.8 million increase in cash provided by operating activities provided sufficient funding for the $13.2 million increase in loans outstanding. Net contraction in investment securities totaling $50.6 million combined with $12.7 million in deposit growth and $6.7 million in net notes payable proceeds were used to fund the $44.5 million increase in cash and cash equivalents, reduce net wholesale funding (Federal Home Loan Bank advances, repurchase agreements, and federal funds purchased) by $12.8 million, purchase $4.4 million in net fixed assets, pay cash dividends of $3.6 million, and purchase 207,500 shares of the Company's common stock totaling $2.5 million under its stock repurchase program and fund the Liberty acquisition.

     For the year ended December 31, 2000, the Company had a net decrease in loans of $80.5 million, primarily due to the securtization and sale of approximately $115.0 million in long-term fixed-rate mortgages to shorten the duration of the asset side of its balance sheet. Exclusive of this strategic activity, net loans increased $29.4 million or 4.6% over the comparable loan portfolio at December 31, 1999. Proceeds from the mortgage loan securitization were invested in Fannie Mae and Ginnie Mae mortgage pools with adjustable rates repricable from one to five years. Funding for the loan originations came from maturities and sales of investment securities. Net cash provided from operating activities of $12.2 million combined with $12.3 million in deposit growth and $9.5 million in net increased wholesale funds (Federal Home Loan Bank Advances, repurchase agreements, and federal funds purchased) funded net fixed asset purchases totaling $4.7 million and a reduction of the amount outstanding on the Company's credit line of $32.6 million. Cash contraction of $9.8 million was used to fund shareholder dividends totaling $3.8 million and purchase 600,400 shares of the Company's common stock totaling $6.1 million under its stock repurchase program.

     Cash and cash equivalents are generally the Company's most liquid assets. The Company's level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $94.5 million and $50.1 million at December 31, 2001 and 2000, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold, commercial paper, and interest-earning deposits.

     Interest Rate Sensitivity

     Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow funds to finance interest-earning assets. Interest rate risk results when repricing of rates paid on deposits and other borrowing does not coincide with the repricing of interest-earning assets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The following table shows the estimated maturity and repricing structure of the Company's interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 2001 (dollars in millions). For purposes of presentation in the following table, the Company used the national deposit decay rate assumptions published by the Office of the Comptroller of the Currency as of December 31, 2001, which, for NOW accounts, money market accounts, and savings deposits in the one year or less category were 0%, 50%, and 50%, respectively. The table does not necessarily indicate the impact general interest rate movements may have on the Company's net interest income as the actual repricing experience of certain assets and liabilities, such as loan prepayments and deposit withdrawals, is beyond the Company's control. As a result, certain assets and liabilities may reprice at intervals different from the maturities assumed in the following table given the general movement in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

                                                           0-30           31-90           91-365           Total
                                                           days            days            days          0-365 days
--------------------------------------------------------------------------------------------------------------------
ASSETS
Loans
  Fixed                                                      $18.7           $19.2           $76.7           $114.6
  Variable                                                   177.6             0.0             0.0            177.6
Investments                                                   24.3            32.1            31.5             87.9
Federal Funds                                                 38.6             0.0             0.0             38.6
--------------------------------------------------------------------------------------------------------------------
Total                                                       $259.2           $51.3          $108.2           $418.7
====================================================================================================================
LIABILITIES
Savings and NOW deposits                                      $4.9            $9.8           $44.3            $59.0
Time deposits                                                 36.7            81.7           150.0            268.4
Money market deposits                                         10.1            20.3            91.2            121.6
Other interest-bearing liabilities                             0.0            30.2            15.7             45.9
--------------------------------------------------------------------------------------------------------------------
Total                                                        $51.7          $142.0          $301.2           $494.9
====================================================================================================================
Interest sensitivity gap                                    $207.5          $(90.7)        $(193.0)          $(76.2)
Cumulative interest sensitivity gap                          207.5           116.8           (76.2)           (76.2)
Cumulative interest sensitivity gap as a
  percentage of total earning assets                          19.8%           11.1%           (7.3)%           (7.3)%
Cumulative total interest-earning assets as a
  percentage of cumulative interest-bearing
  liabilities                                                501.1%          160.3%           84.6%            84.6%
--------------------------------------------------------------------------------------------------------------------

     At December 31, 2001, interest-sensitive assets and interest-sensitive liabilities subject to repricing within one year, as a percentage of total assets, were 35.8% and 42.3%, respectively. Variable rate and maturing fixed rate loans are the primary interest-sensitive assets repricing within one year. Time deposits are the most significant liabilities subject to repricing within one year on the funding side of the balance sheet.

     At December 31, 2001, the Company reported a negative cumulative one-year gap of (7.3)% compared to (11.9)% at December 31, 2000. The Company's less negative cumulative one-year gap at December 31, 2001 was mainly due to an increase in the amount of variable rate loans outstanding and a reduction in the deposit decay rates applied to NOW, money market and savings deposits in the one year or less category at December 31, 2001. The Company's liability-sensitivity at December 31, 2001 would normally indicate that the Company's net interest margin would improve if rates decreased and deteriorate if interest rates increased.

     Capital Resources

     Total shareholders' equity was $106.4 million, $106.5 million and $109.7 million in 2001, 2000 and 1999, respectively. The equity decreases are primarily due to the Company's stock repurchase program under which the Company repurchased approximately 200 thousand shares of common stock at a average price of $12.16 per share in 2001; 600 thousand shares at a average price of $10.17 per share in 2000; and, 1.5 million shares at a average price of $16.66 per share in 1999.

     Total dividends declared were $ $3.6 million in 2001, $3.8 million in 2000, and $4.4 million in 1999. The Company maintained a cash dividend declared amount of $.48 per share in each of these years. The total dollar decreases in each year are the direct result of the stock repurchase program.

     Total assets increased 8.4% in 2001 in comparison to 2000 primarily due to the acquisition of LB Bancorp, Inc.; were relatively unchanged in 2000 in comparison to 1999, and increased 31.6% in 1999 due primarily to the acquisition of Bank of Northern Illinois. Acquisitions and internal asset growth, coupled with the Company's stock repurchase program, impacted the average equity to asset ratios of 9.59%, 9.98% and 13.04% in the years 2001, 2000 and 1999, respectively.

     There are certain regulatory constraints which affect the Company's capital levels. At December 31, 2001, the Company's actual regulatory amounts and ratios exceeded those necessary to be defined as "well capitalized" under regulatory framework. See Note 14 and Note 18 to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

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

     The Company maintains a system of controls and management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policies and procedures and that the accounting records may be relied on as a basis for preparation of the financial statements and other financial information.

     The Company's independent auditors were engaged to perform an audit of the Consolidated Financial Statements, and the auditor's report expresses their opinion as to the fair presentation of the consolidated financial statements in conformity with generally accepted accounting principles.

     The Audit Committee of the Board of Directors, comprised of directors who are not employees of the Company, meets with management and the independent auditors to discuss the adequacy of the internal accounting controls. The independent auditors have full and free access to the Audit Committee.


/s/ Michael J. Falbo

Michael J. Falbo
President and Chief Executive Officer


/s/ Timothy L. King

Timothy L. King
Senior Vice President and Chief Financial Officer

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

     Financial institutions are also subject to prepayment risk in falling interest rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower interest rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company. SFSC also has a $40.0 million line of credit available through a third party financial institution.

     The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Quantitative Disclosures of Market Risk

                                                                                                           Fair Value
      Maturity Date           2002       2003        2004       2005        2006     Thereafter   Total     12/31/01
-------------------------- ---------- ---------- ----------- ---------- ----------- ---------- ---------- -----------
Rate sensitive assets:
  Fixed rate loans          $114,693    $83,164    $135,039    $39,694     $60,164   $110,952   $543,705    $545,515
    Average interest rate       8.09%      8.26%       7.72%      8.28%       7.51%      7.13%      7.78%
  Variable rate loans       $126,731     $9,107      $9,992    $14,684      $9,312    $40,154   $209,980    $209,980
    Average interest rate       5.77%      5.48%       5.54%      4.74%       5.63%      7.44%      5.99%
  Investment securities      $35,723    $61,252     $76,950    $18,052     $11,995    $54,286   $258,257    $261,795
    Average interest rate       6.14%      6.29%       5.99%      5.96%       5.99%      7.13%      6.32%
-------------------------- ---------- ---------- ----------- ---------- ----------- ---------- ---------- -----------
Rate sensitive
  liabilities:
 Savings & interest-
  bearing
   Checking                 $456,653        ---         ---        ---         ---        ---   $456,653    $456,653
    Average interest rate       3.58%       ---         ---        ---         ---        ---       3.58%
Time deposits               $267,520    $49,835     $13,881    $10,813      $6,669      1,095   $349,814    $356,425
    Average interest rate       4.43%      4.87%       5.61%      6.07%       5.60%      6.90%      4.62%
Variable rate borrowings    $101,940        ---         ---        ---         ---        ---   $101,940    $101,940
    Average interest rate       4.06%       ---         ---        ---         ---        ---       4.06%
-------------------------- ---------- ---------- ----------- ---------- ----------- ---------- ---------- -----------

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders
State Financial Services Corporation


         We have audited the accompanying consolidated statements of condition of State Financial Services Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Ernst & Young

  Chicago, Illinois
  January 17, 2002

              State Financial Services Corporation and Subsidiaries

                      Consolidated Statements of Condition
                                                                               December 31
                                                                          2001               2000
                                                                --------------------------------------
Assets
Cash and due from banks                                                $54,541,162        $44,993,586
Interest-bearing bank balances                                           1,402,789          3,303,170
Federal funds sold                                                      38,605,567          1,760,272
                                                                --------------------------------------
Cash and cash equivalents                                               94,549,518         50,057,028
Investment securities:
   Available-for-sale (at fair value)                                  259,841,523        300,668,224
   Held-to-maturity (fair value of $1,953,066--2001
      and $3,015,242--2000)                                              1,904,547          2,973,224
Loans (net of allowance for loan losses of
      $7,899,922--2001 and $7,149,147--2000)                           722,593,419        654,837,747
Loans held for sale                                                     23,192,133          6,071,482
Premises and equipment                                                  28,694,648         24,885,632
Accrued interest receivable                                              5,599,880          6,978,744
Goodwill                                                                27,465,062         26,787,184
Other assets                                                             7,212,410          7,527,086
                                                                --------------------------------------
Total Assets                                                        $1,171,053,140     $1,080,786,351
                                                                ======================================

Liabilities and Shareholders' Equity
Deposits:
   Demand                                                             $147,992,336       $134,788,576
   Savings                                                             213,328,297        210,740,973
   Money market                                                        243,324,258        206,484,681
   Time deposits in excess of $100,000                                  85,574,897         69,772,101
   Other time deposits                                                 264,238,960        237,569,457
                                                                --------------------------------------
Total deposits                                                         954,458,748        859,355,788
Federal Home Loan Bank advances                                         67,700,000         77,700,000
Note payable                                                            15,652,776          7,309,250
Securities sold under agreement to repurchase                           18,586,952         11,419,510
Federal funds purchased                                                          -         10,000,000
Accrued expenses and other liabilities                                   5,845,082          5,591,897
Accrued interest payable                                                 2,449,482          2,910,649
                                                                --------------------------------------
Total Liabilities                                                    1,064,693,040        974,287,094

Shareholders' Equity:
   Preferred stock, $1 par value; authorized--
     100,000 shares; issued and outstanding--none                                -                  -
   Common stock, $.10 par value; authorized
     25,000,000 shares; 10,108,769 shares issued
     and outstanding in 2001 and 10,107,728 in 2000                      1,010,877          1,010,773
   Additional paid-in capital                                           94,797,858         95,027,591
   Retained earnings                                                    46,587,268         46,045,533
   Accumulated other comprehensive income                                2,302,673            888,394
   Unearned shares held by ESOP                                         (4,473,357)        (5,131,608)
   Treasury stock 2,323,040 shares in 2001 and
       2,115,540 shares in 2000                                        (33,865,219)       (31,341,426)
                                                                --------------------------------------
Total Shareholders' Equity                                             106,360,100        106,499,257
                                                                --------------------------------------
Total Liabilities and Shareholders' Equity                          $1,171,053,140     $1,080,786,351
                                                                ======================================

              State Financial Services Corporation and Subsidiaries

                        Consolidated Statements of Income
                                                                        Year ended December 31
                                                                 2001           2000             1999
                                                            ------------------------------------------------
Interest income:
   Loans                                                       $56,453,228    $59,891,105     $54,631,410
   Investment securities:
     Taxable                                                    14,778,546     15,563,104       8,921,184
     Tax-exempt                                                  2,293,839      1,927,597       1,675,685
     Federal funds sold and other short-term investments           676,029        536,995         388,961
                                                            ------------------------------------------------
Total interest income                                           74,201,642     77,918,801      65,617,240
Interest expense:
   Deposits                                                     29,409,899     31,705,889      25,873,922
   Note payable and other borrowings                             6,208,370      9,988,048       4,258,120
                                                            ------------------------------------------------
Total interest expense                                          35,618,269     41,693,937      30,132,042
                                                            ------------------------------------------------
Net interest income                                             38,583,373     36,224,864      35,485,198
Provision for loan losses                                        3,855,130        810,000         750,000
                                                            ------------------------------------------------
Net interest income after provision for loan losses             34,728,243     35,414,864      34,735,198
Other income:
   Service charges on deposit accounts                           2,089,093      2,133,802       2,185,081
   ATM and merchant services                                     3,122,031      2,653,995       2,212,351
   Security commissions and management fees                        737,791      1,148,425       1,124,107
   Investment securities gains, net                              1,925,380         39,172         992,469
    Gain (loss) on sale of loans                                 2,314,563     (1,549,206)        277,000
   Other                                                         2,114,445      1,379,372       1,202,158
                                                            ------------------------------------------------
                                                                12,303,303      5,805,560       7,993,166
Other expenses:
   Salaries and employee benefits                               16,699,900     14,670,735      13,881,079
   Net occupancy expense                                         2,433,629      2,047,317       1,465,792
   Equipment rentals, depreciation and maintenance               3,803,061      3,961,304       3,410,883
   Data processing                                               2,047,047      1,918,119       2,053,887
   Legal and professional                                        1,882,828      1,682,563       1,241,124
   ATM and merchant services                                     2,206,614      1,846,716       1,680,421
   Consolidation and merger-related charges                             --      2,230,000         598,291
   Advertising                                                   1,015,257      1,222,654       1,133,258
   Goodwill                                                      4,063,373      2,053,155       1,387,127
   Other                                                         5,021,180      4,664,740       4,111,023
                                                            ------------------------------------------------
                                                                39,172,889     36,297,303      30,962,885
                                                            ------------------------------------------------
Income before income taxes                                       7,858,657      4,923,121      11,765,479
Income taxes                                                     3,724,415      1,925,283       4,332,997
                                                            ------------------------------------------------
Net income                                                      $4,134,242   $  2,997,838    $  7,432,482
                                                            ================================================

Basic earnings per share                                              $.55           $.38            $.80
Diluted earnings per share                                             .55            .38             .80
                                                            ================================================

              State Financial Services Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                                                                           Accumulated
                                                   Additional                  Other       Unearned
                                       Common       Paid-In     Retained   Comprehensive     ESOP        Treasury
                                        Stock       Capital     Earnings       Income       Shares         Stock          Total
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $1,007,602   $94,153,564  $43,748,273   $ 1,080,549  $(5,352,709)  $          -   $134,637,279
   Comprehensive income:
   Net income                                 -             -    7,432,482             -            -              -      7,432,482
   Change in net unrealized
    gain/(loss) on securities
    available-for-sale, net of
    income taxes of $2,013,224                -             -            -    (3,789,859)           -              -     (3,789,859)
                                    ------------------------------------------------------------------------------------------------
   Total comprehensive income                 -             -    7,432,482    (3,789,859)           -              -      3,642,623
   Cash dividends declared -
    $0.48 per share                           -             -   (4,368,258)            -            -              -     (4,368,258)
   Issuance of 16,657 shares under
    stock plans                           1,667       171,332            -             -            -              -        172,999
   Purchase of 1,515,140 shares of
    treasury stock                            -             -            -             -            -    (25,236,482)   (25,236,482)
   ESOP shares earned                         -       598,291            -             -      221,101              -        819,392
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 1999        $1,009,269   $94,923,187  $46,812,497   $(2,709,310) $(5,131,608)  $(25,236,482)  $109,667,553
                                    ================================================================================================
   Comprehensive income:
     Net income                               -             -    2,997,838             -            -              -      2,997,838
     Change in net unrealized
       gain/(loss) on securities
       available-for-sale, net of
       income taxes of $919,181               -             -            -     3,597,704            -              -      3,597,704
                                    ------------------------------------------------------------------------------------------------
   Total comprehensive income                 -             -    2,997,838     3,597,704            -              -      6,595,542
   Cash dividends declared -
     $0.48 per share                          -             -   (3,764,802)            -            -              -     (3,764,802)
   Issuance of 15,040 shares
     under stock plans                    1,504       104,404            -             -            -              -        105,908
   Purchase of 600,400 shares of
     treasury stock                           -             -            -             -            -     (6,104,944)    (6,104,944)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2000         $1,010,773   $95,027,591  $46,045,533      $888,394  $(5,131,608)  $(31,341,426)  $106,499,257
                                    ================================================================================================
    Comprehensive income:
     Net income                               -             -    4,134,242             -            -              -      4,134,242
     Change in net unrealized
       gain/(loss) on securities
       available-for-sale, net of
       income taxes of $2,619,770             -             -            -     1,414,279            -              -      1,414,279
                                    ------------------------------------------------------------------------------------------------
   Total comprehensive income                 -             -    4,134,242     1,414,279            -              -      5,548,521
   Cash dividends declared -
     $0.48 per share                          -             -   (3,592,507)            -            -              -     (3,592,507)
   Issuance of 1,041 shares
     under stock plans                      104        10,072            -             -            -              -         10,176
   Purchase of 207,500 shares of
     treasury stock                           -             -            -             -            -     (2,523,793)    (2,523,793)
    ESOP shares earned                        -      (239,805)           -             -      658,251              -        418,446
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2001         $1,010,877   $94,797,858  $46,587,268    $2,302,673  $(4,473,357)  $(33,865,219)  $106,360,100
                                    ================================================================================================

                                                                              33

              State Financial Services Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                                                                Year ended December 31
                                                                          2001             2000              1999
                                                                  -----------------------------------------------------
Operating activities:
Net income                                                             $4,134,242       $2,997,838        $7,432,482
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for loan losses                                          3,855,130          810,000           750,000
     Provision for depreciation                                         2,743,818        2,636,047         1,875,639
     Amortization of premiums and accretion of discounts on
       investment securities                                              576,376          (34,291)          667,023
     Amortization of goodwill                                           4,063,373        2,053,155         1,387,127
     Deferred income tax provision                                      1,013,721          572,000           124,000
     Market adjustment for committed ESOP shares                         (239,805)               -           598,291
     Fair market value adjustment-loans held for sale                          --                -           735,538
     Decrease (increase) in accrued interest receivable                 1,825,645       (1,168,206)       (1,325,206)
     Increase (decrease) in accrued interest payable                     (799,756)         717,094        (2,240,365)
     Realized investment securities gains                              (1,925,380)         (39,172)         (992,469)
     Other                                                               (483,106)       3,691,383          (480,623)
                                                                  -----------------------------------------------------
Net cash provided by operating activities                              14,764,258       12,235,848         8,531,437

Investing activities:
Proceeds from maturities or principal payments of investment
   securities held-to-maturity                                            997,523          345,063         6,920,216
Purchases of securities available-for-sale                           (160,228,303)    (159,358,500)      (57,962,731)
Proceeds from maturities and sales of investment securities
   available-for-sale                                                 209,612,811       81,898,298        33,249,508
Net decrease (increase) in loans                                      (13,198,067)      80,476,890       (49,058,772)
Net purchases of premises and equipment                                (4,362,792)      (4,702,332)       (4,877,569)
Business acquisitions, net of cash and cash equivalents acquired
   of $6,952,438 in 2001 and $7,721,000 in 1999                        (4,183,444)               -       (25,965,273)
                                                                  -----------------------------------------------------
Net cash provided (used) by investing activities                       28,637,728       (1,340,581)      (97,694,621)

Financing activities:
Net increase in deposits                                              $12,693,409      $12,305,224        $9,156,285
Repayment of notes payable                                            (13,769,224)     (42,500,000)       (6,750,000)
Proceeds of notes payable                                              20,446,750        9,850,641        39,958,609
Net decrease in guaranteed ESOP obligation                                658,251                -           221,101
Increase (decrease) in securities sold under agreements to              7,167,442       (4,314,299)        5,617,132
   repurchase
Increase (decrease) in Federal Home Loan Bank advances                (10,000,000)      16,200,000        36,500,000
Cash dividends                                                         (3,592,507)      (3,764,803)       (4,368,258)
Proceeds (repayments) of federal funds purchased                      (10,000,000)      (2,400,000)       11,446,000
Purchase of treasury stock                                             (2,523,793)      (6,104,944)      (25,236,482)
Proceeds from exercise of stock options and restricted stock
   awards                                                                  10,176          105,909           179,999
                                                                  -----------------------------------------------------
Net cash (used) provided by financing activities                        1,090,504      (20,622,272)       66,717,386
                                                                  -----------------------------------------------------
Increase (decrease) in cash and cash equivalents                       44,492,490       (9,727,005)      (22,445,798)
Cash and cash equivalents at beginning of year                         50,057,028       59,784,033        82,229,831
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                              $94,549,518      $50,057,028       $59,784,033
                                                                  =====================================================

Supplementary information:
   Interest paid                                                      $36,079,436      $40,976,843       $33,372,407
   Income taxes paid                                                    2,486,022        1,528,301         4,396,500

1. Accounting Policies

         The accounting policies followed by State Financial Services Corporation (the Company) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

         Organization

         The Company is a financial services company operating through twenty-eight locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities. The Company also operates State Financial Insurance Agency and provides asset management services.

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

         All other securities are classified as held-to-maturity and reported at amortized cost if management has the intent and ability to hold the securities to maturity.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments and is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains and losses. The cost of securities is based on the specific identification method.

         Interest on Loans

         Interest income on loans is accrued and credited to operations based on the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is questionable. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the fair value of collateral is sufficient to cover the principal balance and accrued interest. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment regarding the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

         Mortgage Servicing Rights

         The Company has originated and sold mortgage loans with servicing rights retained. The rights to service these loans are capitalized at the time of sale. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, the servicing rights are stratified into pools based on one or more predominant risk characteristics of the underlying loans including loan type, interest rate, term and geographic location, if applicable. Impairment represents the excess of the remaining capitalized cost of a stratified pool over its fair value and is recorded through a valuation allowance. The fair value of each servicing rights pool is evaluated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, if any, to change significantly in the future.

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

         The allowance for loan losses reflects management's best estimate of the reserves needed to provide for the impairment of income-producing loans and is based on a risk model developed and implemented by management. Actual results could differ from estimates and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators annually review the loan portfolio and the allowance for loan losses. Such regulators have the authority to require the Company to recognize additions to the allowance at the time of their examination.

         Premises and Equipment

         Premises and equipment are carried at cost less accumulated depreciation. The provision for depreciation is computed using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Leasehold improvements are amortized using both accelerated and straight-line methods over the shorter of the useful life of the leasehold asset or lease term. Land is carried at cost.

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

         Employee Stock Ownership Plan (ESOP)

         Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of condition at cost as a reduction of shareholders' equity.

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

         The denominators for the earnings per share amounts are as follows:

                                                              2001              2000              1999
                                                        ----------------- ------------------ ----------------
Basic:
   Weighted-average number of shares outstanding              7,844,094         8,288,947          9,711,923
   Less: weighted-average number of unearned ESOP
      shares                                                   (362,883)         (379,468)          (408,631)
                                                        ----------------- ------------------ ----------------
   Denominator for basic earnings per share                   7,481,211         7,909,479          9,303,292
                                                        ================= ================== ================

Fully diluted:
   Denominator for basic earnings per share                   7,481,211         7,909,479          9,303,292
   Add: assumed conversion of stock options using the
      treasury stock method                                      31,905             3,559             16,383
                                                        ----------------- ------------------ ----------------
   Denominator for fully diluted earnings per share           7,513,116         7,913,038          9,319,675
                                                        ================= ================== ================

         At December 31, 2001, 231,186 stock options with a weighted-average exercise price of $16.20 were excluded from the calculation of fully diluted earnings per share as their impact was anti-dilutive.

         Stock Option Plan

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded for stock options only to the extent that the current market price of the underlying stock exceeded the exercise price on the date of grant. The fair value of the stock options granted was not material for the years ended December 31, 2001, 2000 and 1999.

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

         Accounting Changes

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities and Deferral of the Effective Date of SFAS No. 133" provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value, and provides for special accounting for certain derivatives that meet the definition of hedges. The Company does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest only or principal only strips or similar financial instruments. The Company implemented SFAS No. 133 on January 1, 2001, and had no transition adjustment.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities", changed many of the rules regarding securitizations and continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company implemented SFAS No. 140 beginning in the second quarter of 2001 and the application of the new rules did not have a material impact on its financial statements.

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as, all purchase method business combinations completed after June 30, 2001. The Statement also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recorded its July, 2001 acquisition of LB Bancorp using the purchase method of accounting. The Company will adopt the new rules of SFAS No. 142 effective January 1, 2002.

2. Acquisition

         On July 7, 2001, the Company acquired LB Bancorp, Inc. ("LB") and its wholly-owned subsidiary Liberty Bank ("Liberty"), Milwaukee, Wisconsin. The Company purchased all of the outstanding common stock of LB for $11.2 million in cash. This "in-market" acquisition increased the Company's share of the metro-Milwaukee banking market. Liberty and its five branch locations have been merged into State Financial Bank, N.A.

         Application of purchase accounting requires the inclusion of LB's and Liberty's operating results in the consolidated statements of income from the date of acquisition. Accordingly, LB's and Liberty's operating results for the period July 7, 2001 through December 31, 2001 are included in the Company's consolidated statement of income for twelve months ended December 31, 2001. LB and Liberty's financial condition is included in the Company's consolidated balance sheet dated December 31, 2001.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

              Cash and due from banks                         $3,809
              Investments                                      7,761
              Net loans                                       75,535
              Other assets                                     3,447
              Goodwill                                         5,132
                                                  -------------------
                Total assets acquired                         95,684
              Deposits                                        82,410
              Long-term debt                                   1,666
              Other liabilities                                  378
                                                  -------------------
                Total liabilities assumed                     84,454
                                                  -------------------
                Net assets acquired                          $11,230
                                                  ===================

         On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the twelve months ended December 31, 2001 and December 31, 2000, after giving effect to the acquisition of LB as if it had occurred on January 1, 2000 are as follows (dollars in thousands):

                                                  2001              2000
      ------------------------------------ ------------------ -----------------
      Total income                                   $90,504           $91,438
      ------------------------------------ ------------------ -----------------
      Net income                                       3,526             3,603
      ------------------------------------ ------------------ -----------------
      Basic earnings per share                         $0.47             $0.46
      ------------------------------------ ------------------ -----------------
      Diluted earnings per share                       $0.47             $0.46
      ------------------------------------ ------------------ -----------------

3. Non-recurring Charges

         In the fourth quarter, 2001, the Company recorded a pretax charge of approximately $4.0 million related to the liquidation of its asset management subsidiary ($2.0 million) and an additional provision for loan losses ($2.0 million). In the third quarter, 2000, the Company recorded a non-recurring consolidation charge of approximately $4.7 million related to the consolidation of the Company's five bank and thrift charters into one nationally chartered bank and a restructuring of the balance sheet. Approximately $2.2 million of the charge was related to the charter consolidation and included expenses for employee severance, branch closure and data processing conversion. The balance sheet restructuring charge of $2.5 million related to the sale of approximately $90 million in fixed-rate mortgage loans and investment securities that had yields below market interest rates.

4. Restrictions on Cash and Due From Bank Accounts

         The State Financial Bank, N.A. (Bank) is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2001 and 2000, was approximately $14.4 million and $8.7 million, respectively.

5. Investment Securities

         The amortized cost and estimated fair values of investment securities follow:

                                                                          Gross           Gross
                                                         Amortized      Unrealized     Unrealized       Estimated
                                                           Cost           Gains          Losses        Fair Value
                                                      ---------------------------------------------------------------
Held-to-Maturity
December 31, 2001:
   Obligations of state and political subdivisions          1,404,547        48,509              0          1,453,056
   Other securities                                           500,000           120           (110)           500,010
                                                      ---------------------------------------------------------------
                                                           $1,904,547       $48,629          $(110)        $1,953,066
                                                      ===============================================================
December 31, 2000:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                     $668,487        $3,289        $(9,933)          $661,843
   Obligations of state and political subdivisions          1,804,737        49,542              -          1,854,279
   Other securities                                           500,000         1,200         (2,080)           499,120
                                                      ---------------------------------------------------------------
                                                           $2,973,224       $54,031       $(12,013)        $3,015,242
                                                      ===============================================================
Available-for-Sale
December 31, 2001:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                  $19,659,243      $313,609        $(25,969)      $19,946,883
   Obligations of state and political subdivisions         60,795,837       852,700        (272,409)       61,376,128
   Mortgage-related securities                            148,316,045     2,997,555        (110,813)      151,202,787
   Other securities                                        27,581,499       184,372        (450,146)       27,315,725
                                                      ---------------------------------------------------------------
                                                         $256,352,624    $4,348,236       $(859,337)     $259,841,523
                                                      ===============================================================
December 31, 2000:
   U.S. Treasury securities and obligations of U.S.
     government agencies                                  $18,946,699       $71,822       $(104,769)      $18,913,752
   Obligations of state and political subdivisions         40,778,681       329,011        (383,614)       40,724,078
   Mortgage-related securities                            224,889,820       541,786      (1,207,050)      224,224,556
   Other securities                                        16,598,174       463,506        (255,842)       16,805,838
                                                      ---------------------------------------------------------------
                                                         $301,213,374    $1,406,125     $(1,951,275)     $300,668,224
                                                      ===============================================================

The amortized cost and estimated fair value of investment securities at December 31, 2001, by contractual maturity, are as follows:

                                                       Held-to-Maturity               Available-for-Sale
                                                   Amortized      Estimated         Amortized      Estimated
                                                     Cost        Fair Value           Cost         Fair Value
                                             --------------------------------------------------------------------
Due in one year or less                              $200,000         $200,954      $35,522,862      $35,425,982
Due after one year through five years               1,070,698        1,107,866      157,055,664      160,357,528
Due after five years through ten years                484,271          492,254       42,868,242       43,104,822
Due after ten years                                   149,578          151,992       20,905,856       20,953,191
                                             --------------------------------------------------------------------
                                                   $1,904,547       $1,953,066     $256,352,624     $259,841,523
                                             ====================================================================

         Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company's investments in mortgage-related securities have been allocated to the various maturity categories based on expected maturities using current prepayment estimates

         Proceeds from sales of investments in available-for-sale securities were approximately $94.7 million and $51.0 million during 2001 and 2000, respectively. Gross gains of approximately $1.9 million and $178 thousand were realized on the 2001 and 2000 sales, respectively. There were no losses recognized on investment security sales in 2001 and gross losses of approximately $139 thousand on investment security sales were recognized in 2000.

         A schedule of the unrealized gains (losses) on available-for-sale securities is as follows:

                                                                                  2001
                                                     ---------------------------------------------------------------
                                                            Before           Tax (Benefit)           Net-of-
                                                          Tax Amount            Expense             Tax Amount
                                                     ---------------------------------------------------------------
Unrealized gains on available-for-sale securities              $5,959,429           $3,374,711           $2,584,718
Less: reclassification adjustment for gains
   realized in net income                                      (1,925,380)            (754,941)          (1,170,439)
                                                     ---------------------------------------------------------------
Net unrealized gains                                           $4,034,049           $2,619,770           $1,414,279
                                                     ===============================================================

                                                                                  2000
                                                     ---------------------------------------------------------------
                                                            Before           Tax (Benefit)           Net-of-
                                                          Tax Amount            Expense             Tax Amount
                                                     ---------------------------------------------------------------
Unrealized losses on available-for-sale securities             $4,556,057             $934,541           $3,621,517
Less: reclassification adjustment for gains
   realized in net income                                         (39,172)             (15,359)             (23,813)
                                                     ---------------------------------------------------------------
Net unrealized losses                                          $4,516,885             $919,181           $3,597,704
                                                     ===============================================================

                                                                                  1999
                                                     ---------------------------------------------------------------
                                                            Before           Tax (Benefit)           Net-of-
                                                          Tax Amount            Expense             Tax Amount
                                                     ---------------------------------------------------------------
Unrealized gains on available-for-sale securities             $(4,810,614)         $(1,624,076)         $(3,186,538)
Less: reclassification adjustment for gains
   realized in net income                                        (992,469)            (389,148)            (603,321)
                                                     ---------------------------------------------------------------
Net unrealized gains                                          $(5,803,083)         $(2,013,224)         $(3,789,859)
                                                     ===============================================================


         At December 31, 2001 and 2000, investment securities with a carrying value of approximately $50.0 million and $54.7 million, respectively, were pledged as collateral to secure repurchase agreements, public deposits and for other purposes.

6. Loans

         A summary of loans outstanding at December 31, 2001 and 2000 is as follows:


                                        2001                2000
                                 -----------------------------------------
Commercial                             $151,124,639          $139,864,714
Commercial real estate                  179,587,403           115,427,022
Real estate mortgage                    319,915,569           323,586,607
Consumer                                 71,796,544            70,668,112
Other                                     8,069,186            12,440,438
                                 -----------------------------------------
                                       $730,493,341          $661,986,893
                                 =========================================

7. Allowance for Loan Losses

         Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2001 are as follows:

                                                             2001              2000             1999
                                                       -----------------------------------------------------
Balance at beginning of year                                $7,149,147        $6,904,980       $4,484,504
   Allowance from acquired bank                                889,330                 -        2,228,482
   Provision for loan losses                                 3,855,130           810,000          750,000
   Charge-offs                                              (4,246,294)         (832,710)      (1,163,057)
   Recoveries                                                  252,609           266,877          605,051
                                                       -----------------------------------------------------
     Net charge-offs                                        (3,993,565)         (565,833)        (558,006)
                                                       -----------------------------------------------------
Balance at end of year                                      $7,899,922        $7,149,147       $6,904,980
                                                       =====================================================

         Total nonaccrual loans were $9.8 million and $8.7 million at December 31, 2001 and 2000, respectively.

8. Loans to Related Parties

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

         The combined balance of loans outstanding and commitments to lend to insiders as of December 31, 2001 and 2000 was $23.0 million and $25.4 million, respectively.

9. Premises and Equipment

         A summary of premises and equipment at December 31, 2001 and 2000, is as follows:

                                                  2001                2000
                                          --------------------------------------
      Buildings                                $25,227,644          $22,897,891
      Furniture and equipment                   21,449,098           17,638,975
      Leasehold improvements                     3,166,831            2,764,387
                                          --------------------------------------
                                                49,843,573           43,301,253

      Less accumulated depreciation            (26,801,517)         (23,256,337)
      Land                                       5,652,592            4,840,716
                                          --------------------------------------
                                               $28,694,648          $24,885,632
                                          ======================================

10. Federal Home Loan Bank and Other Borrowings

         Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2001 and 2000 are summarized as follows:

                                                  2001                                 2000
                                    ------------------------------------------------------------------------
                                                         Weighted                             Weighted
                                         Balance       Average Rate          Balance        Average Rate
                                    ------------------------------------------------------------------------
2001                                  $        -                              $60,200,000        6.74%
2002                                       30,200,000        4.26                  -                -
2004                                        7,500,000        5.63               7,500,000        5.63
2005                                       10,000,000        6.18              10,000,000        6.16
2011                                       20,000,000        4.55                  -                -
                                    ------------------------------------------------------------------------
Total FHLB advances                        67,700,000        4.78              77,700,000        6.56
Note payable                               15,652,776        3.38               7,309,250        8.04
Securities sold under agreement
  to repurchase                            18,586,953        2.01              11,419,510        6.27
Federal funds purchased                        -                -              10,000,000        6.63
                                    ------------------------------------------------------------------------
Total                                    $101,939,729        4.06%           $106,428,760        6.64%
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

         The Company has a $40 million line of credit available through October 31, 2002, at 90-day LIBOR plus 1.35%. Outstanding advances under this line were approximately $15.7 million and $7.3 million at December 31, 2001 and 2000, respectively.

         The Company also has securities sold under repurchase agreements. Securities sold under agreements to repurchase are entered into with customers and nationally recognized securities dealers. Securities sold under agreements to repurchase can have varying maturities. In exchange for the loan, the Company pledges designated collateral, which consists generally of investment securities, to the customer or securities dealer.

11. Deposits

         Remaining contractual maturities of time deposits for the years 2002 through 2006 and thereafter are $267.5 million, $49.8 million, $13.9 million, $10.8 million and $7.8 million, respectively.

12. Employee Benefit Plans

         The Company has a noncontributory money purchase pension plan covering substantially all employees who meet certain minimum age and service requirements. Annual contributions are fixed based on compensation of participants. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Company contributions are made annually at the discretion of the board of directors and amounted to $420,000 in 2001, $365,000 in 2000 and $269,000 in 1999. Plan assets are invested in a diversified portfolio of high-quality debt and equity investments.

         The Company sponsors a 401(k) savings plan which covers all full-time employees who have completed certain minimum age and service requirements. Company contributions are discretionary. The Company has not made any contributions for 2001, 2000 or 1999.

         The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees meeting certain minimum age and service requirements. Company contributions to the ESOP trust, which was established to fund the plan, are made on a discretionary basis and are expensed to operations in the year committed. The number of shares released to participants is determined based on the annual contribution amount plus any dividends paid on unearned shares divided by the market price of the stock at the contribution date.

         The aggregate activity in the number of unearned ESOP shares follows:

                                                2001              2000             1999
                                          -----------------------------------------------------
Balance at beginning of year                   375,501           375,501          445,696
Shares committed to be released                 26,314                --           70,195
                                          -----------------------------------------------------
Balance at end of year                         349,187           375,501          375,501
                                          =====================================================

         At December 31, 2001, the fair value of unearned ESOP shares is $4.0 million. Total ESOP expense recognized for the years ended December 31, 2001, 2000, and 1999, was $315,000, $230,000 and $270,000, respectively.

13. Income Taxes

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

         Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                            2001              2000             1999
                                      -----------------------------------------------------
   Current Federal                         $3,131,415        $1,078,388       $3,647,997
   Current State                              826,000           275,000          561,000
                                      -----------------------------------------------------
                                            3,957,415         1,353,388        4,208,997
   Deferred (credit) Federal                 (147,000)          469,000           26,000
   Deferred (credit) State                    (86,000)          103,000           98,000
                                      -----------------------------------------------------
                                             (233,000)          572,000          124,000
                                      -----------------------------------------------------
                                           $3,724,415        $1,925,388       $4,332,997
                                      =====================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                                    2001              2000
                                                             -------------------------------------
Deferred tax assets:
   Federal net operating loss carryforwards                         $244,000           $81,000
   State net operating loss carryforwards                            805,000           714,000
   Allowance for loan loss                                         2,211,000         1,475,000
   Unrealized loss on investment securities                               --           354,000
   Accumulated depreciation                                          218,000           383,000
   Unearned income                                                    35,000           104,000
   Deferred loan fees                                                 68,000            22,000
   Other                                                             139,000           246,000
                                                             -------------------------------------
                                                                   3,720,000         3,379,000
Valuation allowance for deferred tax assets                         (842,000)         (790,000)
                                                             -------------------------------------
Net deferred tax assets                                            2,878,000         2,589,000
Deferred tax liabilities:
   Unrealized gain on investment securities                        1,186,000                --
   FHLB dividends                                                    521,000             2,000
   Purchase accounting                                             1,015,000         1,124,000
                                                             -------------------------------------
Total deferred tax liabilities                                     2,722,000         1,126,000
                                                             -------------------------------------
Net deferred tax asset                                              $156,000        $1,463,000
                                                             =====================================

         Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

                                                                           2001             2000              1999
                                                                     ----------------------------------------------------
      Income before income taxes                                          $7,858,657       $4,923,121       $11,765,479
                                                                     ====================================================

      Income tax expense at the federal statutory rate                    $2,671,943       $1,673,861        $4,117,918
      Increase (decrease) resulting from:
         Tax-exempt interest income                                         (832,000)        (679,000)         (600,000)
         State income taxes, net of federal income tax benefit               488,000          267,000           429,000
         Nondeductible merger-related expenses                                32,000                -           228,000
         Goodwill amortization                                             1,382,000          698,000           486,000
         Increase (decrease) in valuation allowance for
            deferred tax assets                                               62,000           33,000           (35,000)
         Other                                                               (79,528)         (67,578)         (292,921)
                                                                     ----------------------------------------------------
      Income taxes                                                        $3,724,415       $1,925,283        $4,332,997
                                                                     ====================================================

         At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $625 thousand and state net operating loss carryforwards of approximately $16.1 million. The federal net operating loss carryforwards and $694 thousand of state net operating loss carryforwards are subject to an annual limitation of approximately $230 thousand and are available to reduce future tax expense through the year ending December 31, 2009. The remaining state net operating loss carryforwards expire in years 2002 through 2016.

         Retained earnings at December 31, 2001 and 2000, include $4.8 million for which no provision for federal income tax has been made. A prior subsidiary acquisition qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for losses charged to income for financial reporting purposes. If income taxes had been provided, the deferred tax liability would have been approximately $1.8 million.

14. Restrictions on Subsidiary Dividends, Loans or Advances

         Dividends paid by the Company are derived, mainly, from dividends provided by the Bank. Certain restrictions exist limiting the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The Bank's primary regulator must approve the payment of dividends in excess of certain levels of the Bank's retained earnings. As of December 31, 2001, the Bank had net retained earnings of approximately $1.3 million, available for distribution to the Company without prior regulatory approval.

         Federal Reserve Bank regulations place limits on loans to affiliates, including the Company, unless such loans are collateralized by specific obligations. The aggregate limit for any one affiliate is 10% of the Bank's capital stock and surplus. In the case of all affiliates, the aggregate amount to all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

15. Shareholders' Equity - Preferred Share Purchase Rights

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

16. Financial Instruments With Off-Balance-Sheet Risk

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

         As of December 31, 2001, the Bank had outstanding loan commitments and letters of credit of $127.4 million and $4.6 million, respectively. Loan commitments and standby letters of credit were $115.0 million and $3.4 million, respectively, at December 31, 2000.

17. Leases

         The Company rents space for some of its banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $637,000, $552,000 and $518,000 in 2001, 2000 and 1999,
respectively.

         Future minimum payments for the years indicated under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:


                  2002                         $   635,000
                  2003                             648,000
                  2004                             621,000
                  2005                             572,000
                  2006                             515,000
                  Thereafter                     2,326,000
                                           -----------------
                                                $5,317,000
                                           =================

         Minimum rentals for 2002 include $108,000 relative to space used by the Company, which is leased from a partnership, two partners of which are also directors of the Company.

18. Regulatory Capital

         National banks and bank holding companies are subject to various capital guidelines as set forth by regulation. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, banks and holding companies must meet specific standards that involve quantitative measures of the bank's assets, liabilities and certain off-balance sheet items as calculated under accepted accounting practices. These assets and liabilities of the Company and Bank are also subject to qualitative assessment by regulators

         Minimum capital standards are established by regulation, however, the Office of the Comptroller of the Currency (OCC) is authorized to establish minimum capital requirements for a bank, at its discretion, that it deems appropriate in light of the particular circumstances for a given bank. In either case, the OCC will implement mandatory corrective action if capital ratios fall below the minimum standards.

         Quantitative measures require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (as defined in the regulations and set forth in the table below). Management believes that, as of December 31, 2001, the Bank and Company meet or exceed all regulatory capital adequacy requirements.

         A 2001 notification provided by the Bank's regulators, categorized the Bank and Company as "well capitalized" under the regulatory framework. The categories are set forth in the table. There have been no changes in the financial condition of the Bank or Company, since receiving the notification that would cause a change in the category of either entity.

         The Bank's and Company's "minimum," "well capitalized" and actual capital amounts and ratios are presented in the table (dollars in thousands):

                                                    Minimum             Well Capitalized
                                                  For Capital         For Capital Adequacy
                                               Adequacy Purposes            Purposes                 Actual
                                             ----------------------- ----------------------- -----------------------
                                               Amount      Ratio       Amount      Ratio       Amount      Ratio
                                             ----------- ----------- ----------- ----------- ----------- -----------
As of December 31, 2001
Total Capital (to Risk Weighted Assets):
     Consolidated                               $59,754      8%         $74,692     10%         $83,919    11.2%
     Bank                                        59,263      8           74,078     10           94,204    12.7
Tier I Capital (to Risk Weighted Assets):
     Consolidated                                29,877      4           44,815      6           76,019    10.2
     Bank                                        29,631      4           44,447      6           86,304    11.7
Tier I Capital (to Average Assets):
     Consolidated                                46,065      4           57,582      5           76,019     6.6
     Bank                                        45,697      4           57,121      5           86,304     7.6
As of December 31, 2000
Total Capital (to Risk Weighted Assets):
     Consolidated                                50,720      8           63,400     10           85,973    13.6
     Bank                                        50,725      8           63,407     10           84,972    13.4
Tier I Capital (to Risk Weighted Assets):
     Consolidated                                25,360      4           38,040      6           78,824    12.4
     Bank                                        25,363      4           38,044      6           77,823    12.3
Tier I Capital (to Average Assets):
     Consolidated                                44,142      4           55,178      5           78,824     7.1
     Bank                                        43,785      4           54,731      5           77,823     7.1


19. Stock Plans and Options

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

         A summary of all restricted stock and stock option transactions follows:

                                     Number of
                                     Shares of                     Number                        Total
                                    Restricted                    of Stock                      Number
                                       Stock         Price         Options        Price        of Shares
                                   ------------------------------------------------------------------------
Balance at December 31, 1998            1,653     $7.67-$21.88       700,948   $3.86-$21.88      702,601
   Granted                              1,500         15.69            2,950      15.69            4,450
   Vested restricted stock               -             -              -             -              -
   Exercised                             -             -             (15,167)   4.23-13.03       (15,167)
   Canceled                              -             -              (1,361)  13.03-15.53        (1,361)
                                   ------------------------------------------------------------------------
Balance at December 31, 1999            3,153     $7.67-$21.88       687,370   $3.86-$21.88      690,523
   Granted                               -             -              -             -              -
   Vested restricted stock                943      7.67-21.88         -             -                943
   Exercised                             -             -              15,334    3.86-8.10         15,334
   Canceled                               290         8.10           358,858    9.26-21.88       359,148
                                   ------------------------------------------------------------------------
Balance at December 31, 2000            1,920    $15.69-$21.88       313,178   $6.63-$21.88      315,098
   Granted                               -             -             134,410      10.13          134,410
   Acquired                              -             -              23,027    5.28-6.55         23,027
   Vested restricted stock                  -          -              -             -                -
   Exercised                             -             -               1,041    8.11-10.13         1,041
   Canceled                                 -          -              12,234    9.26-15.69        12,234
                                   ------------------------------------------------------------------------
Balance at December 31, 2001            1,920    $15.69-$21.88       457,340   $6.63-$21.88      459,260
                                   ========================================================================

         At December 31, 2001, the weighted-average remaining contractual life of outstanding options was seven years at a weighted-average exercisable price of $13.78 per share compared to six years and a price of $15.76 per share at December 31, 2000.

20. Fair Values of Financial Instruments

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

         Loans. For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for commercial, commercial real estate and fixed-rate mortgage, consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

         Note Payable. The carrying values of the Company's note payable approximate fair value.

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

         The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2001 and 2000:

                                                                2001                                   2000
                                                ------------------------------------- ----------------------------------------
                                                  Carrying Amount     Fair Value        Carrying Amount       Fair Value
                                                ------------------------------------- ----------------------------------------
Cash and due from banks                               $54,541,162       $54,541,162         $44,993,586       $44,993,586
Interest-bearing bank balances                          1,402,789         1,402,789           3,303,170         3,303,170
Federal funds sold                                     38,605,567        38,605,567           1,760,272         1,760,272
Investment securities                                 261,746,070       261,794,589         303,641,448       306,656,689
Loans held for sale                                    23,192,133        23,192,133           6,071,482         6,071,482
Loans                                                 722,593,419       732,303,259         654,837,747       654,010,857
Accrued interest receivable                             5,599,880         5,599,880           6,978,744         6,978,744
Deposits                                              954,458,748       961,070,083         859,355,788       861,925,542
Notes payable                                          15,652,776        15,652,776           7,309,250         7,309,250
Securities sold under agreement to repurchase          18,586,952        18,586,952          11,419,510        11,419,510
Federal funds purchased                                         -                 -          10,000,000        10,000,000
Federal Home Loan Bank advances                        67,700,000        67,700,000          77,700,000        77,700,000
Accrued interest payable                                2,449,482         2,449,482           2,910,649         2,910,649


21. State Financial Services Corporation (Parent Company Only) Financial Information

         Financial statements of the Parent Company Only at December 31, 2001 and 2000, and for the three years ended December 31, 2001, follow:

         STATEMENTS OF CONDITION

                                                                   December 31
                                                            2001                2000
                                                     ----------------------------------------
Assets
Cash and cash equivalents                                      $753,995           $119,639
Investments:
   Available-for-sale                                         3,528,758          5,702,263
   Held-to-maturity                                             100,000            100,000
Investment in Subsidiaries                                  116,614,125        105,145,829
Loans receivable from subsidiaries                                    -            288,840
Recoverable income taxes                                      1,098,628          2,630,274
Fixed assets                                                    185,023            255,275
Other assets                                                  1,316,900          1,320,326
                                                     ----------------------------------------
Total assets                                               $123,597,429       $115,562,446
                                                     ========================================


Liabilities
Accrued expenses and other liabilities                       $1,584,553         $1,753,939
Notes payable                                                15,652,776          7,309,250
                                                     ----------------------------------------
Total liabilities                                            17,237,329          9,063,189


Shareholders' equity
Common stock                                                  1,010,877          1,010,773
Additional paid-in capital                                   94,797,858         95,027,591
Retained earnings                                            46,587,268         46,045,533
Accumulated other comprehensive income                        2,302,673            888,394
Unearned shares held by ESOP                                 (4,473,357)        (5,131,608)
Treasury stock                                              (33,865,219)       (31,341,426)
                                                     ----------------------------------------
Total shareholders' equity                                  106,360,100        106,499,257
                                                     ----------------------------------------
Total liabilities and shareholders' equity                 $123,597,429       $115,562,446
                                                     ========================================

21. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

         STATEMENTS OF INCOME
                                                                     Year ended December 31
                                                            2001              2000              1999
                                                     -------------------------------------------------------
Income:
   Dividends                                                 $8,800,000       $42,800,000       $19,300,000
   Interest                                                     561,421           689,551           682,157
   Management fees                                            1,592,244         1,596,031         1,404,738
   Other                                                        936,861           207,483           780,540
                                                     -------------------------------------------------------
                                                             11,890,526        45,293,065        22,167,435

Expenses:
   Interest                                                   1,275,554         3,145,229         1,160,430
   Other                                                      3,402,920         2,316,311         2,492,910
                                                     -------------------------------------------------------
                                                              4,678,474         5,461,540         3,653,340
                                                     -------------------------------------------------------
Income before income tax credit and equity in
   undistributed net income of subsidiaries                   7,212,052        39,831,525        18,514,095
Income tax credit                                               521,880         1,003,289           273,166
                                                     -------------------------------------------------------
                                                              7,733,932        40,834,814        18,787,261

                                                     -------------------------------------------------------
Equity in undistributed net income of
   subsidiaries                                             (3,599,690)      (37,836,976)      (11,354,779)
                                                     -------------------------------------------------------
Net income                                                   $4,134,242        $2,997,838       $ 7,432,482
                                                     =======================================================

21. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

         STATEMENTS OF CASH FLOWS
                                                                         Year ended December 31
                                                                2001              2000              1999
                                                          -----------------------------------------------------
Operating activities:
Net income                                                     $4,134,242        $2,997,838        $7,432,482
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Equity in undistributed income                             3,599,690        37,836,976        11,354,779
     Provision for depreciation                                   105,347           107,774            70,110
     Decrease (increase) in recoverable income                  1,531,646           542,657          (529,038)
     Realized investment securities gains, net                   (879,148)         (167,561)         (739,095)
     Other                                                       (266,274)          777,089          (340,523)
                                                          -----------------------------------------------------
Net cash provided by operating activities                       8,225,503        42,094,773        17,248,715

Investing activities:
Purchases of securities available-for-sale                     (2,488,148)       (1,376,608)       (6,498,828)
Maturities of securities available-for-sale                             -            22,674         2,810,092
Sales of securities available for sale                          5,077,456           769,564         3,196,977
Decrease (increase) in loans receivable from subsidiaries
                                                                  288,840           (46,854)        3,965,077
Retirement of former ESOP                                               -                 -        (3,970,077)
Purchases of premises and equipment                               (35,095)         (173,206)          (86,644)
Acquisition of subsidiaries                                   (11,230,387)                -       (33,686,273)
Additional investment in subsidiaries                            (433,465)                -          (343,209)
                                                          -----------------------------------------------------
Net cash used by investing activities                          (8,820,799)         (804,430)      (34,612,885)

Financing activities:
Proceeds (repayment) of note payable                            6,677,526       (32,649,359)       33,208,609
Decrease in guaranteed ESOP obligation                            658,251                 -           221,101
Cash dividends                                                 (3,592,508)       (3,764,804)       (4,368,257)
Purchase of treasury stock                                     (2,523,793)       (6,104,944)      (25,236,482)
Proceeds from exercise of stock options                            10,176           105,908           173,000
                                                          -----------------------------------------------------
Net cash provided (used) by financing activities                1,229,652       (42,413,199)        3,997,971
                                                          -----------------------------------------------------
Increase (decrease) in cash and cash equivalents                  634,356        (1,122,856)      (13,366,199)
Cash and cash equivalents at beginning of year                    119,639         1,242,495        14,608,694
                                                          -----------------------------------------------------
Cash and cash equivalents at end of year                         $753,995          $119,639        $1,242,495
                                                          =====================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors. The information required by this item with respect to directors and Section 16 compliance is contained under the captions Proposal No.1. "Election of Directors--Directors" and "Miscellaneous Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement and is hereby incorporated by reference.

         Executive Officers. The information required by this item with respect to executive officers appears in Part I of this Annual Report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed:

         1. Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2001, are set forth in Item 8.

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

                                       STATE FINANCIAL SERVICES CORPORATION


                                       By:     /s/ Michael J. Falbo
                                           ------------------------------------
                                           Michael J. Falbo,
                                           President and Chief Executive Officer
Date:    March 15, 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive and Financial Officers

 /s/ Michael J. Falbo           President and Chief
----------------------------    Executive Officer
Michael J. Falbo                                                 March 15, 2002

/s/ Timothy L. King             Senior Vice President and
----------------------------    Chief Financial Officer
Timothy L. King                                                  March 15, 2002

/s/ Michael A. Reindl           Senior Vice President and
----------------------------    Treasurer
Michael A. Reindl                                                March 15, 2002

Directors

/s/ Jerome J. Holz               Director
----------------------------
Jerome J. Holz                                                   March 15, 2002

/s/ Michael J. Falbo             Director
----------------------------
Michael J. Falbo                                                 March 15, 2002

/s/ Robert J. Cera               Director
----------------------------
Robert J. Cera                                                   March 15, 2002

/s/ Richard A. Horn              Director
----------------------------
Richard A. Horn                                                  March 15, 2002

/s/ Ulice Payne, Jr.             Director
----------------------------
Ulice Payne, Jr.                                                 March 15, 2002

/s/ Thomas S. Rakow              Director
----------------------------
Thomas S. Rakow                                                  March 15, 2002

/s/ David M. Stamm               Director
----------------------------
David M. Stamm                                                   March 15, 2002

/s/ Barbara E. Weis              Director
----------------------------
Barbara E. Weis                                                  March 15, 2002

                      STATE FINANCIAL SERVICES CORPORATION
                      ------------------------------------
                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 2001

NOTE: To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.


      Exhibit
       Number     Description

         2.1 Agreement and Plan of Merger, dated as of June 1, 1998, by and between Registrant and Home Bancorp of Elgin, Inc. (11)

         2.2 Agreement and Plan of Reorganization between Registrant and Eastbrook State Bank, dated January 22, 1992, as amended and restated. (5)

         2.3 Branch Purchase and Assumption Agreement between Eastbrook State Bank and North Shore Bank, FSB, dated December 29, 1992.
                  (1)

         2.4 Agreement and Plan of Merger By and Among Registrant, WBAC, Inc., and Waterford Bancshares, Inc. dated April 12, 1995. (6)

         2.5 Agreement and Plan of Merger By and Among Registrant, RBI, Inc. and Richmond Bancorp, Inc. (8)

         2.6 Agreement and Plan of Merger By and Among Registrant, FWC Acquisition Corp., and First Waukegan Corporation dated March 12, 1999. (12)

         2.7 Agreement to Merge between State Financial Bank (Wisconsin), State Financial Bank - Waterford (Wisconsin), State Financial Bank (Illinois), Home Federal Savings and Loan Association of Elgin and Bank of Northern Illinois, National Association under the charter of Bank of Northern Illinois, National Association under the title of State Financial Bank, National Association. (17)

         2.8 Agreement and Plan of Merger, dated as of March 7, 2001, by and among State Financial Services Corporation, State Financial Bank, National Association, LB Bancorp, Inc. and Liberty Bank. (16)

         3.1 Articles of Incorporation of the Registrant as Amended and Restated. (14)

         3.2 Bylaws of Registrant, as amended and restated effective January 27, 1998. (10)

         4.1 Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (13)

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

        10.4 Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin). (3)

        10.5 Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (4)

        10.6 Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin). (9)

        10.7 State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993. (1)

        10.8 State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)

        10.9 State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (7)

       10.10 State Financial Services Corporation 1998 Stock Incentive Plan, as amended. (14)

       10.11      Liberty Bank 1994 Stock Option Plan (15)

       10.12 Executive Employment and Consulting Agreement between State Financial Services Corporation and Jerome J. Holz. (14)

       10.13 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of Michael J. Falbo, Robert J. Cera, Timothy L. King, Michael A. Reindl and Daniel L. Westrope. (14)

       10.14 Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of John
                  B. Beckwith, Jeryl M Sturino, Donna M. Bembenek, Thomas A. Lilly, and David G. Towe. (14)

          21      Subsidiaries of Registrant.

        23.1      Consent of Ernst & Young LLP.

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

         (2) Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.

         (3) Incorporated by reference from Amendment No. 1 to the registration statement on Form S-1, dated December 6, 1989.

         (4) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1991.

         (5) Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.

         (6) Incorporated by reference from Amendment No. 2 to the Registrant's registration statement on Form S-4, Registration Number 33-59665, dated July 18, 1995.

         (7) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

         (8) Incorporated by reference from Registrant's Report on Form 8-K, dated January 14, 1998.

         (9) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

         (10) Incorporated by reference from Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.

         (11) Incorporated by reference from Registrant's registration statement on Form S-4, Registration Number 33-64375, dated September 25, 1998.

         (12) Incorporated by reference from Registrant's Report on Form 8-K, dated March 12, 1999.

         (13) Incorporated by reference from Registrant's Report on Form 8-K, dated July 27, 1999.

         (14) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1999.

         (15) Incorporated by reference from Registrant's registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.

         (16) Incorporated by reference from Exhibit 2.1 of Registrant's Report of Form 8-K, dated March 7, 2001.

         (17) Incorporated by reference from Exhibit 2.7 of Registrant's Report on Form 10-K, dated March 23, 2001.
                                                                              60