Form 10-Q
period 2002-03-31
STATE FINANCIAL SERVICES CORP
filed 2002-05-10
CIK 745614

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                 March 31, 2002

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

                                 Not applicable
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                                 (414) 425-1600
           ----------------------------------------------------------
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

     As of March 31, 2002, there were 7,789,965 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2002 and December 31, 2001                             2

           Consolidated Statements of Income for the
           Three Months ended March 31, 2002 and 2001                       3

           Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 2002 and 2001                       4

           Notes to Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7



                      PART II - OTHER INFORMATION

Items 1-6                                                                  13

Signatures                                                                 14

Part I.   Financial Information
Item 1.   Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition (Unaudited)
                                                  March 31,       December 31,
                                                    2002              2001
                                               --------------    --------------
ASSETS
  Cash and due from banks                      $   36,816,844    $   54,541,162
  Interest-earning deposits                         1,676,729         1,402,789
  Federal funds sold                               25,221,199        38,605,567
                                               --------------    --------------
  Cash and cash equivalents                        63,714,772        94,549,518
  Investment securities
    Available for sale (at fair value)            438,936,271       259,841,523
    Held-to-maturity (fair value
     $1,805,932 - March 31, 2002 and
     $1,953,066 - December 31, 2001)                1,754,676         1,904,547
  Loans (net of allowance for loan
   losses of $8,165,469 - March 31, 2002
   and $7,899,922 -December 31, 2001)             608,088,572       722,593,419
  Loans held for sale                               5,635,205        23,192,133
  Premises and equipment                           28,509,103        28,694,648
  Accrued interest receivable                       7,271,076         5,599,880
  Goodwill                                         27,465,062        27,465,062
  Other assets                                      8,014,442         7,212,410
                                               --------------    --------------
                              TOTAL ASSETS     $1,189,389,179    $1,171,053,140
                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                        140,525,883       147,992,336
    Savings                                       222,594,821       213,328,297
    Money market                                  228,436,175       243,324,258
    Time deposits in excess of $100,000            82,011,423        85,574,897
    Other time                                    240,721,524       264,238,960
                                               --------------    --------------
                          TOTAL DEPOSITS          914,289,826       954,458,748
  Federal Home Loan Bank advances                  47,500,000        67,700,000
  Notes payable                                    18,430,000        15,652,776
  Securities sold under agreements to
   repurchase                                      94,593,230        18,586,952
  Accrued expenses and other liabilities            5,897,488         5,845,082
  Accrued interest payable                          2,009,084         2,449,482
                                               --------------    --------------
                         TOTAL LIABILITIES      1,082,719,628     1,064,693,040
  Stockholders' equity:
    Preferred stock, $1 par value;
     authorized--100,000 shares;
     issued and outstanding--none                          --                --
    Common stock, $0.10 par value;
     authorized--25,000,000 shares;
     10,113,005 shares issued and
     outstanding in 2002 and 10,108,769
     in 2001                                        1,011,301         1,010,877
    Capital surplus                                94,838,850        94,797,858
    Retained earnings                              48,307,311        46,587,268
    Accumulated other comprehensive
     income                                           850,665         2,302,673
    Unearned shares held by ESOP                   (4,473,357)       (4,473,357)
    Treasury Stock - 2,323,040 shares in
     2002 and 2001                                (33,865,219)      (33,865,219)
                                               --------------    --------------
                TOTAL STOCKHOLDERS' EQUITY        106,669,551       106,360,100
                                               --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,189,389,179    $1,171,053,140
                                               ==============    ==============
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                Three Month Ended March 31,
                                             ---------------------------------
                                                  2002               2001
                                             --------------     --------------
INTEREST INCOME:
  Loans, including fees                      $   13,131,755     $   14,135,626
  Investment securities
     Taxable                                      3,058,913          4,321,217
     Tax-exempt                                     687,208            483,773
  Federal funds sold                                145,958             52,201
                                             --------------     --------------
                   TOTAL INTEREST INCOME         17,023,834         18,992,817

INTEREST EXPENSE:
  Deposits                                        4,758,159          7,988,244
  Notes payable and other borrowings              1,207,288          1,896,254
                                             --------------     --------------
                  TOTAL INTEREST EXPENSE          5,965,447          9,884,498
                                             --------------     --------------
                     NET INTEREST INCOME         11,058,387          9,108,319

  Provision for loan losses                         450,000            270,000
                                             --------------     --------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES         10,608,387          8,838,319

OTHER INCOME:
  Service charges on deposit accounts               626,927            450,302
  ATM and merchant service fees                     701,696            727,955
  Security commissions and management
   fees                                             101,738            256,751

  Investment securities gains                       204,009            431,124
  Gains on sale of loans                            665,230            381,003
  Other                                             346,949            265,988
                                             --------------     --------------
                      TOTAL OTHER INCOME          2,646,549          2,513,123

OTHER EXPENSES:
  Salaries and employee benefits                  4,329,096          3,968,484
  Net occupancy expense                             604,008            481,415
  Equipment rentals, depreciation and
   maintenance                                      964,491            906,296
  Data processing                                   555,336            545,406
  Legal and professional                            657,218            449,054
  ATM and merchant services                         475,825            515,505
  Advertising                                       274,375            259,332
  Goodwill amortization                                   0            513,515
  Other                                           1,627,478            956,786
                                             --------------     --------------
                    TOTAL OTHER EXPENSES          9,487,827          8,595,793

              INCOME BEFORE INCOME TAXES          3,767,109          2,755,649

  Income tax expense                              1,154,171          1,023,460
                                             --------------     --------------
                              NET INCOME     $    2,612,938     $    1,732,189
                                             ==============     ==============

  Basic earnings per common share                    $ 0.35             $ 0.23
  Diluted earnings per common share                    0.35               0.23
  Dividends per common share                           0.12               0.12


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                Three Month Ended March 31,
                                             ---------------------------------
                                                  2002               2001
                                             --------------     --------------
OPERATING ACTIVITIES
  Net income                                 $    2,612,938     $    1,732,189
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for loan losses                       265,547            270,000
    Provision for depreciation                      721,562            664,269
    Amortization of investment security
     premiums and accretion of
     discounts-net                                  579,063            141,133
    Amortization of goodwill                              0            513,265
    Deferred income taxes                                 0          1,316,130
    Decrease (increase) in accrued
     interest receivable                         (1,671,196)           228,262
    Increase (decrease) in accrued
     interest payable                              (440,398)             1,997
    Realized investment securities
     gains, net                                    (204,009)          (431,124)
    Other                                            (1,621)          (925,247)
                                             --------------     --------------
                    NET CASH PROVIDED BY
                    OPERATING ACTIVITIES          1,861,886          3,510,874

INVESTING ACTIVITIES
  Proceeds from maturities or principal
   payments of investment securities
   held-to-maturity                                 150,499            502,064
  Purchases of securities available for
   sale                                        (263,860,293)        (1,940,988)
  Proceeds from maturities and sales of
   investment securities available for
   sale                                          82,189,849         17,692,789
  Net (increase) decrease in loans              131,796,228        (16,886,598)
  Net purchases of premises and equipment          (536,017)        (1,614,763)
                                             --------------     --------------
                        NET CASH USED BY
                    INVESTING ACTIVITIES        (50,259,734)        (2,247,496)

FINANCING ACTIVITIES
  Net decrease in deposits                      (40,168,922)       (17,607,470)
  Proceeds of notes payable                       2,777,224            595,875
  Net change in securities sold under
   agreement to repurchase repurchase            76,006,278          7,103,055
  Increase (decrease) in Federal Home
   Loan Bank advances                           (20,200,000)        20,000,000
  Cash dividends                                   (892,894)          (914,003)
  Decrease in federal funds purchased                     0        (10,000,000)
  Purchase of Treasury Stock                              0         (1,659,461)
  Proceeds from exercise of stock options            41,416                  0
                                             --------------     --------------
                NET CASH PROVIDED (USED)
                 BY FINANCING ACTIVITIES         17,563,102         (2,482,004)
                                             --------------     --------------
DECREASE IN CASH AND CASH EQUIVALENTS           (30,834,746)        (1,218,626)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       94,549,518         50,057,028
                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $   63,714,772     $   48,838,402
                                             ==============     ==============
  Supplemental information:
    Cash paid for Interest                   $    6,405,845     $    9,886,495
    Refunds for Income taxes                       (163,164)        (1,087,373)


See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2002

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or "State") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B--ACCOUNTING CHANGES

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company implemented the new rules of SFAS No. 142 on January 1, 2002 and the effect to net income was approximately $500,000 for the first quarter of 2002.

     The Company is in the process of performing the first of the required impairment tests of goodwill by comparing the fair value of the Company's reporting units to their carrying amounts (book value), including goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, but anticipates there will not be a material change.

     For comparative purposes, the following table illustrates net income and net income per share for the first quarter of the prior year adjusted to exclude the effects of adopting the Statement (dollars in thousands except per share data):

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                2002             2001
                                             --------------------------
     Reported net income                     $   2,613        $   1,732
     Add back:  Goodwill amortization                -              514
                                             --------------------------
     Adjusted net income                     $   2,613        $   2,246
                                             ==========================
     Basic earnings per common share:
        Reported net income                  $     .35        $     .23
        Goodwill amortization                        -              .07
                                             --------------------------
        Adjusted net income                  $     .35        $     .30
                                             ==========================
     Diluted earnings per common share:
        Reported net income                  $     .35        $     .23
        Goodwill amortization                        -              .07
                                             --------------------------
        Adjusted net income                  $     .35        $     .30
                                             ==========================

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

                                              For the three months ended
                                               March 31,       March 31,
                                                 2002            2001
                                              ---------------------------
     Basic:
     Weighted-average number of shares
      outstanding                               7,788,191       7,970,490
     Less:  weighted-average number of
      unearned ESOP shares                       (349,184)       (375,500)
                                              ---------------------------
     Denominator for basic earnings per
      share                                     7,439,007       7,594,990
                                              ===========================
     Fully diluted:
     Denominator for basic earnings per
      share                                     7,439,007       7,594,990
     Add:  assumed conversion of stock
      options using treasury stock method          43,520           2,850
                                              ---------------------------
     Denominator for fully diluted
      earnings per share                        7,482,527       7,597,840
                                              ===========================

NOTE D - COMPREHENSIVE INCOME

         Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholder's equity.

                                              For the three months ended
                                               March 31,       March 31,
                                                 2002            2001
                                              ---------------------------
     Net Income                               $ 2,612,938     $ 1,732,189
     Other comprehensive income
     Change in unrealized securities
      gains (losses), net of tax               (1,327,991)      2,190,583
     Reclassification adjustment for
      realized gains included in net
      income                                     (204,009)       (431,124)
     Estimated income tax expense on
      realized securities gains                    79,992         169,044
                                              ---------------------------
     Total comprehensive income               $ 1,160,930     $ 3,660,692
                                              ===========================

NOTE E - STOCK REPURCHASE PROGRAM

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of approximately 450,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of March 31, 2002 the Company had repurchased 194,500 shares at an average price of $12.19.

NOTE F - ACQUISITION

     In July 2001, the Company completed its acquisition of LB Bancorp, Inc. ("LB") and its $93 million, wholly-owned subsidiary Liberty Bank ("Liberty"), Milwaukee, Wisconsin. The Company purchased all of the outstanding common stock of LB for $11.2 million in cash. This "in-market" acquisition increased the Company's share of the metro-Milwaukee banking market. Liberty and its five branch locations have been merged into State Financial Bank, N.A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

     At March 31, 2002 and December 31, 2001 total assets were $1.2 billion. At March 31, 2002, significant uses of funds during the first three month of 2002 were a net increase in investments of $181.5 million mainly due to the sale of approximately $100 million of long-term fixed-rate mortgages during the period, which were replaced with adjustable rate mortgage investment securities. The remaining $80 million increase in investments was funded through two leverage transactions. Other uses of funds during the first three months of 2002 consisted of decreased total deposits of $40.2 million compared to December 31, 2001 mainly due to cyclical declines in demand balances and lower savings and money market balances influenced by competition from non-depository investment options, $30.8 million decrease in cash and cash equivalents, $20.2 million net decrease in Federal Home Loan Bank borrowings, $893 thousand in payment of cash dividends, and $536 thousand in purchases of premises and equipment. Funding sources came from a net decrease of $131.8 million in loans mainly due to the sale of long-term fixed rate mortgages, $76 million increase in securities sold under agreements to repurchase mainly due to the leverage transactions, $2.8 million increase in notes payable, and $1.9 million in net cash provided by operating activities.

Asset Quality

         At March 31, 2002, non-performing assets were $11.1 million, an increase of $580 thousand from December 31, 2001 due to an increase of $732 thousand in nonaccrual loans offset by a decrease of $152 thousand in other real estate owned. Total non-performing assets as a percentage of total assets were 0.93% at March 31, 2002 and 0.89% at December 31, 2001. As a percentage of total loans outstanding, the level of non-performing loans increased to 1.69% at March 31, 2002 from 1.30% at December 31, 2001, due to the increase in total outstanding non-performing assets and the reduced amount of outstanding loans impacted by mortgage securitization.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                           Mar. 31    Dec. 31     Sep. 30    Jun. 30    Mar. 31
                                            2002       2001        2001        2001      2001
                                           -------    -------     -------    -------    -------
Nonaccrual loans                           $10,532    $ 9,800     $11,671    $ 9,887    $ 9,382
Accruing loans past due
 90 days or more                                 0          0           0          0          0
Restructured loans                               0          0           0          0          0
                                           -------    -------     -------    -------    -------
Total non-performing and
 restructured loans                         10,532      9,800      11,671      9,887      9,382
Other real estate owned                        519        671         545        433        262
                                           -------    -------     -------    -------    -------
Total non-performing assets                $11,051    $10,471     $12,216    $10,320    $ 9,644
                                           =======    =======     =======    =======    =======
Ratios:
  Non-performing loans to total loans         1.69%      1.30%       1.55%      0.74%      1.37%
  Allowance to total loans                    1.31       1.05        1.00       0.97       1.08
  Allowance to non-performing loans          77.53      80.61       64.28     130.54      78.83
  Non-performing assets to total assets       0.93       0.89        1.04       0.52       0.89
                                           =======    =======     =======    =======    =======

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses.

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2002, the Allowance was $8.2 million, an increase of $266 thousand from the balance at December 31, 2001. The Allowance increased due to the increase in nonaccrual loans and also the increase in the percentage of commercial loans to total loans. The percentage increase in commercial loans to total loans was due to a decrease in the mortgage category from the sale of $100 million in securitized mortgages.

     The adequacy of the Allowance is determined quarterly based upon an evaluation of the Company's loan portfolio by internal loan review and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. As a percentage of loans, the Allowance was 1.31% at March 31, 2002 compared to 1.05% at December 31, 2001. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the Company's loan portfolio at March 31, 2002.

     The following table sets forth an analysis of the Company's Allowance for loan losses for the periods indicated (dollars in thousands):

                                               Three months
                                                   Ended            Year ended
                                              March 31, 2002       Dec. 31, 2001
                                              ----------------------------------

     Balance at beginning of period               $7,900              $7,149
     Charge-offs:
        Commercial                                   176               3,558
        Real estate                                    3                  77
        Installment                                   51                 560
        Other                                          3                  51
                                              ----------------------------------
        Total charge-offs                            233               4,246
     Recoveries:
        Commercial                                    16                  17
        Real estate                                    0                  14
        Installment                                   32                 211
        Other                                          0                  11
                                              ----------------------------------
        Total recoveries                              49                 253
                                              ----------------------------------
     Net charge-offs                                 185               3,993
     Balance of acquired allowance at
      date of acquisition                              0                 889
     Additions charged to operations                 450               3,855
                                              ----------------------------------
     Balance at end of period                     $8,165              $7,900
                                              ==================================
     Ratios:
     Net charge-offs to average loans
      outstanding(1)                                0.10%               0.55%
     Net charge-offs to total allowance(1)          9.06               50.54
     Allowance to period end loans
      outstanding                                   1.31                1.05
                                              ==================================
     ---------------------
     1.  Annualized

Results of Operations - Comparison of the Three Months Ended March 31, 2002 and 2001

General

     For the quarter ended March 31, 2002, the Company reported a net income of $2.6 million, compared to net income of $1.7 million reported for the quarter ended March 31, 2001.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended March 31, 2002 and March 31, 2001 (dollars in thousands):

                                                2002                                2001
                                   -------------------------------------------------------------------
                                    Average                 Yield/     Average                 Yield/
                                    Balance      Interest   Rate(4)    Balance      Interest   Rate(4)
                                   -------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(1)(2)(3)                   $  731,593    $ 13,151    7.29%    $  674,572    $ 14,167    8.52%
  Taxable investment securities       232,287       3,023    5.28%       256,694       4,255    6.72%
  Tax-exempt investment
   securities(3)                       63,105       1,041    6.69%        42,826         733    6.94%
  Interest-earning deposits             7,917          36    1.83%         6,727          67    4.01%
  Federal funds sold                   36,678         146    1.61%         3,492          52    6.06%
                                   ----------    --------    ----     ----------    --------    ----
Total interest-earning assets       1,071,580      17,397    6.58%       984,311      19,274    7.94%
Non-interest-earning assets:
  Cash and due from banks              45,183                             38,054
  Premises and equipment, net          28,617                             25,227
  Other assets                         40,949                             40,723
Less: Allowance for loan losses        (8,007)                            (7,259)
                                   ----------                         ----------
TOTAL                              $1,178,322                         $1,081,056
                                   ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                     $   95,062    $    112    0.48%    $   88,554    $    316    1.45%
  Money market accounts               234,633         866    1.50%       196,174       2,250    4.65%
  Savings deposits                    121,169         282    0.94%       118,073         706    2.42%
  Time deposits                       340,012       3,498    4.17%       314,214       4,716    6.09%
  Notes payable                        17,162         144    3.40%         7,629         153    8.13%
  FHLB borrowings                      58,268         723    5.03%        94,424       1,331    5.72%
  Federal funds purchased                   0           0    0.00%         8,784         137    6.32%
  Securities sold under
   agreement to repurchase             57,892         340    2.38%        17,363         275    6.42%
                                   ----------    --------    ----     ----------    --------    ----
Total interest-bearing
 liabilities                          924,198       5,965    2.62%       845,215       9,884    4.74%
Non-interest-bearing liabilities:
  Demand deposits                     138,081                            117,153
  Other                                 7,632                              9,188
                                   ----------                         ----------
Total liabilities                   1,069,911                            971,556
                                   ----------                         ----------
Stockholders' equity                  108,411                            109,500
                                   ----------                         ----------
TOTAL                              $1,178,322                         $1,081,056
                                   ==========                         ==========
Net interest earning and
 interest rate spread                            $ 11,432    3.96%                  $  9,390    3.20%
                                                 ========    ====                   ========    ====
Net yield on interest-earning assets                         4.33%                              3.87%
                                                             ====                               ====
----------------
1    For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2    Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3    Taxable-equivalent adjustments are made in calculating interest income and yields using a 34%
      rate for all years presented.
4    Annualized.

     For the quarter ended March 31, 2002, the Company reported taxable-equivalent net interest income of $11.4 million, an increase of $2.0 million or 21.7% from the $9.4 million reported for the quarter ended March 31, 2001. The increase was mainly due to interest rates on deposits and borrowed funds continuing to reprice to lower rates. The Company's taxable-equivalent yield on interest-earning assets (net interest margin) improved to 4.33% in first quarter 2002 from 3.87% in first quarter 2001.

     Taxable-equivalent total interest income decreased $1.9 million for the quarter ended March 31, 2002 compared to the first quarter of 2001. The decrease was mainly due to rate decreases in interest-earning assets over the preceding twelve months. Average loans outstanding increased $57 million or 8.5% in first quarter 2002 over first quarter 2001. The increase was due to the acquisition of LB Bancorp in July 2001 offset by the sale of $100 million of long-term fixed-rate mortgages during the first quarter of 2002, which were replaced with adjustable rate mortgage investment securities. For the quarter ended March 31, 2002, the Company's taxable-equivalent yield on interest-earning assets was 6.58% compared to 7.94% for the quarter ended March 31, 2001. The Company's first quarter 2002 loan yield decreased to 7.29% from 8.52% in first quarter 2001, mainly due to the lower interest rate environment. The Company also experienced declines in its investment securities' yields. For the quarter ended March 31, 2002, the yield on taxable investment securities decreased to 5.28% from 6.72% and tax-exempt investment yields decreased to 6.69% from 6.94% for the quarter ended March 31, 2001.

     Funding costs were also impacted by the lower interest rate environment prevalent over the previous twelve months. The cost of interest-bearing liabilities decreased to 2.62% for first quarter 2002 from 4.74% for first quarter 2001 mainly due to the lower rate environment and a decreased percentage of interest-bearing liabilities in wholesale borrowings. In the first quarter 2002, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 14.5% of the Company's interest-bearing liabilities compared to 15.2% in the first quarter 2001.

Provision for Loan Losses

     The provision for loan losses was $450 thousand in first quarter 2002 and $270 thousand in first quarter 2001.

Other Income

     Total other income increased $133 thousand in the first quarter 2002 over the first quarter 2001, due to increases in service charges on deposit accounts, gains on sale of residential mortgage loans, and other income. These increases were offset by decreases in ATM and merchant services, security commissions and management fees, and investment securities gains. Service charges on deposit accounts increased $177 thousand due to adjustments to fees on business accounts. Gains on sale of residential mortgage loans increased $284 thousand due to the increased demand for refinancing due to the lower rate environment. The increase in other income was mainly due to a gain on sale of other real estate owned, an increase in mortgage origination fees, and increased insurance commissions. Security commissions and management fees decreased $155 thousand due to the liquidation of the Company's asset management company in the fourth quarter of 2001. The Company realized $204 thousand in investment securities gains in the first quarter 2002 compared to $431 in first quarter 2001.

Other Expenses

     Other expenses increased $892 thousand in the first quarter 2002 over the first quarter 2001, due to increases in personnel expenses, occupancy and equipment expenses, data processing, legal and professional fees, advertising, and other expenses, offset by decreases in ATM and merchant services and goodwill amortization. Personnel costs increased $361 thousand due to increased sales commissions as a result of volume increases in the secondary mortgage market sales and increased staff due to the LB acquisition. Net occupancy and equipment expense increased $181 thousand due to the additional five offices acquired with the LB acquisition and the construction and opening of a new office in West Elgin. Data processing increased $10 thousand, legal and professional fees increased $208 thousand, and advertising increased $15 thousand. Other expense increased $671 thousand due to increases in supplies, telephone, correspondent bank service charges, and delivery and postage. ATM and merchant services decreased $40 thousand due to decreased customer volume. Goodwill amortization decreased $514 thousand due to SFAS No. 142.

Income Taxes

     Income tax expense for the quarter ended March 31, 2002 was $1.2 million compared to expense of $1.0 million for the quarter ended March 31, 2001. The effective tax rate was 30.6% for the first quarter of 2002 compared to a rate of 37.1% for the first quarter of 2001. The difference in the effective tax rate for March 31, 2002 and 2001 is mainly due to the amortization of goodwill for the quarter ended March 31, 2001. Excluding the goodwill for March 31, 2001, the effective tax rate would have been 31.3%.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained to meet customers needs. The Company had liquid assets of $63.7 million and $94.5 million at March 31, 2002 and December 31, 2001, respectively.

Capital Resources

     There are certain regulatory constraints which affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2002, including the Tier 1 leverage ratio, the risk-based capital ratios based upon Tier 1 capital, and total risk-based capital:

                                             Regulatory           Regulatory
                                               Minimum         Well-capitalized
                          Actual             Requirement          Requirement
                     -----------------    -----------------    -----------------
                                        (dollars in thousands)

                     Amount    Percent    Amount    Percent    Amount    Percent
                     -------   -------    -------   -------    -------   -------

Tier 1 leverage      $77,077     6.7%     $45,936     4.0%     $57,420     5.0%

Tier 1 risk-based
 capital             $77,077    10.6%     $29,105     4.0%     $43,657     6.0%

Risk-based capital   $85,242    11.7%     $58,209     8.0%     $72,762    10.0%

     The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's desire to maintain its capital position at or in excess of the "well-capitalized" definition. The Company seeks to obtain additional capital growth through earnings retention and a consistant dividend policy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 annual report on Form 10-K

Forward Looking Statements

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

     The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 2003 Annual Meeting of Shareholders is November 22, 2002. Additionally, if the Company receives notice of a shareholder proposal after February 1, 2003, the persons named in proxies solicited by the Board of Directors of the Company for its 2003 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STATE FINANCIAL SERVICES CORPORATION
                                         (Registrant)


Date: May 7, 2002                        /s/ Michael J. Falbo
      --------------------               --------------------------------------
                                         Michael J. Falbo
                                         President and Chief Executive Officer



Date: May 7, 2002                        /s/ Timothy L. King
      --------------------               --------------------------------------
                                         Timothy L. King
                                         Senior Vice President and
                                         Chief Financial Officer