Form 10-Q
period 2002-06-30
STATE FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________________ to __________________


Commission File Number 1-018166

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


           10708 WEST JANESVILLE ROAD, HALES CORNERS, WISCONSIN 53130
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)



                                 (414) 425-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         As of August 12, 2002, there were 7,705,362 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Condition as of
           June 30, 2002 and December 31, 2001                               2

           Consolidated Statements of Income for the
           Three Months ended June 30, 2002 and 2001                         3

           Consolidated Statements of Income for the
           Six Months ended June 30, 2002 and 2001                           4

           Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 2002 and 2001                           5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                16


                           PART II - OTHER INFORMATION

Items 1-4                                                                   17

Items 4-6                                                                   18

Signatures                                                                  19

Part I.    Financial Information
Item 1.    Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition
                                                                                  June 30, 2002      December 31,
                                                                                   (unaudited)           2001
                                                                                ------------------ ------------------
     ASSETS
      Cash and due from banks                                                         $33,903,535        $54,541,162

      Interest-earning deposits                                                         2,058,764          1,402,789
      Federal funds sold                                                               64,536,739         38,605,567
      Other short-term investments                                                      2,500,000                  0
                                                                                ------------------ ------------------
      Cash and cash equivalents                                                       102,999,038         94,549,518
      Investment securities
       Available for sale (at fair value)                                             427,423,531        259,841,523
       Held-to-maturity (fair value $1,605,431 -
         June 30, 2002 and $1,953,066
         - December 31, 2001)                                                           1,554,806          1,904,547

      Loans (net of allowance for loan losses of $8,457,418 -
         June 30, 2002 and $7,899,922 -December 31, 2001)                             630,154,519        722,593,419
      Loans held for sale                                                               6,288,267         23,192,133
      Premises and equipment                                                           28,325,257         28,694,648
      Accrued interest receivable                                                       8,480,319          5,599,880
      Goodwill                                                                         27,465,062         27,465,062
      Other assets                                                                      7,279,053          7,212,410
                                                                                ------------------ ------------------
                                                                  TOTAL ASSETS      1,239,969,852     $1,171,053,140
                                                                                ================== ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
        Demand                                                                        148,362,174        147,992,336
        Savings                                                                       233,922,377        213,328,297
        Money market                                                                  211,216,265        243,324,258
        Time deposits in excess of $100,000                                           101,907,719         85,574,897
        Other time deposits                                                           268,964,318        264,238,960
                                                                                ------------------ ------------------
                                                                TOTAL DEPOSITS        964,372,853        954,458,748

      Federal Home Loan Bank advances                                                  47,500,000         67,700,000
      Notes payable                                                                    16,280,000         15,652,776
      Securities sold under agreements to repurchase                                   90,111,208         18,586,952
      Accrued expenses and other liabilities                                            6,849,629          5,845,082
      Accrued interest payable                                                          2,116,120          2,449,482
                                                                                ------------------ ------------------
                                                             TOTAL LIABILITIES      1,127,229,810      1,064,693,040

      Stockholders' equity:

        Preferred stock, $1 par value; authorized--
           100,000 shares; issued and outstanding--none                                        --                 --
        Common stock, $0.10 par value; authorized--
           25,000,000 shares; 10,114,141 shares issued and
           outstanding in 2002 and 10,108,769 in 2001                                   1,011,414          1,010,877
        Capital surplus                                                                94,849,725         94,797,858
        Retained earnings                                                              50,224,628         46,587,268
        Accumulated other comprehensive income                                          5,945,722          2,302,673
        Unearned shares held by ESOP                                                  (4,473,357)        (4,473,357)
        Treasury Stock - 2,387,340 shares in 2002 and
           2,323,040 in 2001                                                         (34,818,090)       (33,865,219)
                                                                                ------------------ ------------------
                                                    TOTAL STOCKHOLDERS' EQUITY        112,740,042        106,360,100
                                                                                ------------------ ------------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,239,969,852     $1,171,053,140
                                                                                ================== ==================

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                        Three Month Ended June 30,
                                                                  ---------------------------------------
                                                                         2002                2001
                                                                  ------------------- -------------------
INTEREST INCOME:
  Loans, including fees                                                  $11,206,293         $13,812,205
  Investment securities
     Taxable                                                               5,186,719           3,687,620
     Tax-exempt                                                              664,969             495,747
  Federal funds sold                                                          85,870             165,855
                                                                  ------------------- -------------------
                                           TOTAL INTEREST INCOME          17,143,851          18,161,427

INTEREST EXPENSE:
  Deposits                                                                 4,172,889           7,511,301
  Notes payable and other borrowings                                       1,390,434           1,613,475
                                                                  ------------------- -------------------
                                          TOTAL INTEREST EXPENSE           5,563,323           9,124,776
                                                                  ------------------- -------------------
                                             NET INTEREST INCOME          11,580,528           9,036,651

  Provision for loan losses                                                  450,000             270,000
                                                                  ------------------- -------------------
                                       NET INTEREST INCOME AFTER          11,130,528           8,766,651
                                       PROVISION FOR LOAN LOSSES

OTHER INCOME:
  Service charges on deposit accounts                                        662,681             458,463
  ATM and merchant service fees                                              826,291             769,521
  Security commissions and management fees                                   139,269             254,396
  Investment securities gains                                                285,111           1,164,687
  Gains on sale of loans                                                     389,491             484,252
  Other                                                                      334,265             386,211
                                                                  ------------------- -------------------
                                              TOTAL OTHER INCOME           2,637,108           3,517,530

OTHER EXPENSES:
  Salaries and employee benefits                                           4,563,852           4,047,058
  Net occupancy expense                                                      663,365             551,819
  Equipment rentals, depreciation and maintenance                            941,162             971,067
  Data processing                                                            484,006             454,001
  Legal and professional                                                     534,175             465,115
  ATM and merchant services                                                  579,266             535,375
  Advertising                                                                329,832             316,125
  Goodwill amortization                                                            0             513,263
  Other                                                                    1,588,916           1,280,746
                                                                  ------------------- -------------------
                                            TOTAL OTHER EXPENSES           9,684,574           9,134,569

                                      INCOME BEFORE INCOME TAXES           4,083,062           3,149,612
  Income tax expense                                                       1,279,232           1,335,341
                                                                  ------------------- -------------------
                                                      NET INCOME          $2,803,830          $1,814,271
                                                                  =================== ===================

  Basic earnings per common share                                              $0.38               $0.24
  Diluted earnings per common share                                             0.37                0.24
  Dividends per common share                                                    0.12                0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
                                                                         Six Month Ended June 30,
                                                                  ---------------------------------------
                                                                         2002                2001
                                                                  ------------------- -------------------
INTEREST INCOME:
  Loans, including fees                                                  $24,338,048         $27,947,831
  Investment securities
     Taxable                                                               8,245,632           8,008,882
     Tax-exempt                                                            1,352,177             979,520
  Federal funds sold                                                         231,828             218,011
                                                                  ------------------- -------------------
                                           TOTAL INTEREST INCOME          34,167,685          37,154,244

INTEREST EXPENSE:
  Deposits                                                                 8,931,048          15,499,545
  Notes payable and other borrowings                                       2,597,722           3,509,729
                                                                  ------------------- -------------------
                                          TOTAL INTEREST EXPENSE          11,528,770          19,009,274
                                                                  ------------------- -------------------
                                             NET INTEREST INCOME          22,638,915          18,144,970

  Provision for loan losses                                                  900,000             540,000
                                                                  ------------------- -------------------
                                       NET INTEREST INCOME AFTER
                                       PROVISION FOR LOAN LOSSES          21,738,915          17,604,970

OTHER INCOME:
  Service charges on deposit accounts                                      1,289,608             908,765
  ATM and merchant service fees                                            1,527,987           1,497,476
  Security commissions and management fees                                   241,007             511,147
  Investment securities gains                                                489,120           1,595,811
  Gains on sale of loans                                                   1,054,721             865,255
  Other                                                                      681,214             568,595
                                                                  ------------------- -------------------
                                              TOTAL OTHER INCOME           5,283,657           5,947,049

OTHER EXPENSES:
  Salaries and employee benefits                                           8,892,948           8,015,542
  Net occupancy expense                                                    1,267,373             949,630
  Equipment rentals, depreciation and maintenance                          1,905,653           1,877,363
  Data processing                                                          1,039,342             999,407
  Legal and professional                                                   1,191,393             914,169
  ATM and merchant services                                                1,055,091           1,050,880
  Advertising                                                                604,207             575,457
  Goodwill amortization                                                            0           1,026,528
  Other                                                                    3,216,394           2,237,782
                                                                  ------------------- -------------------
                                            TOTAL OTHER EXPENSES          19,172,401          17,646,758

                                      INCOME BEFORE INCOME TAXES           7,850,171           5,905,261
  Income tax expense                                                       2,433,403           2,358,801
                                                                  ------------------- -------------------
                                                      NET INCOME          $5,416,768          $3,546,460
                                                                  =================== ===================

  Basic earnings per common share                                              $0.73               $0.47
  Diluted earnings per common share                                             0.72                0.47
  Dividends per common share                                                    0.24                0.24

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                  Six months ended June 30
                                                                                 2002                   2001
                                                                           ----------------------------------------
  OPERATING ACTIVITIES
    Net income                                                                   $5,416,768             $3,546,460
    Adjustments to reconcile net income to net
        cash provided by operating activities:
          Provision for loan losses                                                 557,496                540,000
          Provision for depreciation                                              1,419,126              1,331,885
          Amortization of investment security
            premiums and accretion of discounts-net                               1,179,992                418,892
          Amortization of goodwill                                                        0              1,026,528
          Deferred income taxes                                                           0              1,514,466
          Decrease (increase) in accrued interest receivable                    (2,880,439)                791,589
          Decrease in accrued interest payable                                    (333,362)               (82,565)
          Realized investment securities gains, net                               (489,120)            (1,595,811)
          Other                                                                   (938,820)            (1,569,022)
                                                                           ----------------------------------------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES       3,931,641              5,922,422
  INVESTING ACTIVITIES
    Proceeds from maturities or principal payments of
        investment securities held-to-maturity                                      350,500                693,253
    Purchases of securities available for sale                                (275,531,055)          (120,698,234)
    Proceeds from maturities and sales of
        investment securities available for sale                                112,777,188            151,910,182
    Net (increase) decrease in loans                                            108,785,270           (26,571,625)
    Net purchases of premises and equipment                                     (1,049,735)            (3,174,730)
                                                                           ----------------------------------------
                           NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES    (54,667,832)              2,158,846
  FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                           9,914,105            (6,115,202)
    Proceeds of notes payable                                                       627,224              3,846,750
    Net change in securities sold under agreement to repurchase repurchase       71,524,256             10,326,946
    Increase (decrease) in Federal Home Loan Bank advances                     (20,200,000)             20,000,000
    Cash dividends                                                              (1,779,408)            (1,804,665)
    Decrease in federal funds purchased                                                   0           (10,000,000)
    Purchase of Treasury Stock                                                    (952,871)            (2,370,542)
    Proceeds from exercise of stock options                                          52,405                      0
                                                                           ----------------------------------------
                                  NET CASH PROVIDED BY FINANCING ACTIVITIES      59,185,711             13,883,287
                                                                           ----------------------------------------
  INCREASE IN CASH AND CASH EQUIVALENTS                                           8,449,520             21,964,555
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               94,549,518             50,057,028
                                                                           ----------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 102,999,038           $ 72,021,583
                                                                           ========================================
    Supplemental information:
       Cash paid for Interest                                                  $ 11,862,132           $ 19,093,836
       Refunds for Income taxes                                                   3,306,836              1,103,522

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2002

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or "State") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B--ACCOUNTING CHANGES

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed at least annually for impairment in accordance with FAS Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company implemented the new rules of SFAS No. 142 on January 1, 2002 and the effect to net income was approximately $500,000 for the second quarter of 2002 and $1,000,000 for the six months ended June 30, 2002.

         The Company has performed the required impairment tests of goodwill by comparing the fair value of the Company's balance sheet to the carrying amounts (book value), including goodwill as of January 1, 2002. As a result of these tests, the Company has determined there is no impairment to its goodwill. The Company will perform the required impairment tests of goodwill annually to determine what the effect of these tests will be, if any, on the earnings and financial position of the Company.

         For comparative purposes, the following table illustrates net income and net income per share for the second quarter and the six months ended June 30, 2002 and for the same periods of the prior year adjusted to exclude the effects of adopting SFAS 142 (dollars in thousands except per share data):

                                                  For the three months ended         For the six months ended
                                              ----------------------------------------------------------------------
                                                  June 30, 2002    June 30, 2001     June 30, 2002    June 30, 2001
                                              ----------------------------------------------------------------------
Reported net income                                      $2,803           $1,814            $5,417           $3,546
Add back:  Goodwill amortization                              0              513                 0            1,026
                                              ----------------------------------------------------------------------
Adjusted net income                                      $2,803           $2,327            $5,417            $4,572
                                              ======================================================================
Basic earnings per common share:
   Reported net income                                     $.38             $.24              $.73             $.47
   Goodwill amortization                                      0              .07                 0              .14
                                              ----------------------------------------------------------------------
   Adjusted net income                                     $.38             $.31              $.73             $.61
                                              ======================================================================
Diluted earnings per common share:
   Reported net income                                     $.37             $.24              $.72             $.47
   Goodwill amortization                                      0              .07                 0              .14
   Adjusted net income                                     $.37             $.31              $.72             $.61
                                              ======================================================================

NOTE C--EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period less unearned ESOP shares. Diluted earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities. The denominators for the earnings per share amounts are as follows:

                                                     For the three months ended          For the six months ended
                                                     June 30,           June 30,         June 30,          June 30,
                                                       2002               2001             2002              2001
                                             ------------------------------------------------------------------------
Basic:
Weighted-average number of
   shares outstanding                                 7,772,768         7,816,815        7,780,437         7,893,228
Less:  weighted-average number of
   unearned ESOP shares                               (349,184)         (375,500)        (349,184)         (375,500)
                                             ------------------------------------------------------------------------
Denominator for basic earnings
   per share                                          7,423,584         7,441,315        7,431,253         7,517,728
                                             ========================================================================
Fully diluted:

Denominator for basic earnings
   per share                                          7,423,584         7,441,315        7,431,253         7,517,728

Add:  assumed conversion of
   stock options using treasury
   stock method                                          57,612             3,809           50,543             3,315
                                             ------------------------------------------------------------------------
Denominator for fully diluted
   earnings per share                                 7,481,196         7,445,124        7,481,796         7,521,043
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

                                           For the three months ended    For the six months ended
                                            June 30,        June 30,      June 30,       June 30,
                                              2002            2001          2002           2001
                                           ---------------------------------------------------------

Net Income                                 $ 2,803,830    $ 1,814,271    $ 5,416,768    $ 3,546,460
Other comprehensive income (loss):
Change in unrealized securities
   gains (losses), net of tax                5,268,376       (524,187)     3,940,385      1,666,397
Reclassification adjustment for realized
   gains included in net income               (285,111)    (1,164,687)      (489,120)    (1,595,811)
Estimated income tax expense on
   realized securities gains                   111,792        456,674        191,784        625,717
                                           ---------------------------------------------------------
Total comprehensive income                 $ 7,898,887    $   582,071    $ 9,059,817    $ 4,242,763
                                           =========================================================

NOTE E - STOCK REPURCHASE PROGRAM

       On March 12, 2001, the Company's Board of Directors authorized the repurchase of approximately 450,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of June 30, 2002 the Company has repurchased 271,800 shares at an average price of $12.79.

NOTE F - ACQUISITION

       In July 2001, the Company completed its acquisition of LB Bancorp, Inc. ("LB") and its $93 million, wholly owned subsidiary Liberty Bank ("Liberty"), Milwaukee, Wisconsin. The Company purchased all of the outstanding common stock of LB for $11.2 million in cash. This "in-market" acquisition increased the Company's share of the metro-Milwaukee banking market. Liberty and its five branch locations were merged into State Financial Bank, N.A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

       At both June 30, 2002 and December 31, 2001, total assets were $1.2 billion. During the first six months of 2002, a significant use of funds was a net increase in investments of approximately $162.4 million mainly due to the increase of approximately $100.0 million of adjustable rate mortgage investment securities purchased with the proceeds from the sale of approximately $100.0 million of long-term fixed-rate mortgages. The remaining $62.4 million increase in investments was funded through two leverage transactions. Other uses of funds during the first six months of 2002 consisted of a $20.2 million net decrease in Federal Home Loan Bank borrowings, $1.8 million in payment of cash dividends, $95 thousand used to repurchase Company stock under the 2001 Repurchase Program and $1.0 million in purchases of premises and equipment. Funding sources in the first six months of 2002 were a net decrease in loans of $108.8 million due to the sale of long-term fixed rate mortgages discussed above, an increase in total deposits of $9.9 million, a $71.5 million increase in securities sold under agreements to repurchase resulting from the two leverage transactions discussed above, a $627 thousand increase in notes payable, and $3.9 million in net cash provided by operating activities.

Asset Quality

       At June 30, 2002, non-performing assets were $11.2 million, an increase of $723 thousand from December 31, 2001 due primarily to an increase of $1.1 million in non-accrual loans partially offset by a decrease of $384 thousand in other real estate owned. Total non-performing assets as a percentage of total assets were 0.90% at June 30, 2002 and 0.89% at December 31, 2001. As a percentage of total loans outstanding, the level of non-performing loans was 1.69% at June 30, 2002 compared to 1.30% at December 31, 2001. This increase was due to the increase in non-performing assets and the decrease of loans outstanding, which was impacted by the sale of long-term fixed-rate mortgages discussed above.

       The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                          Jun. 30      Mar. 31     Dec. 31      Sep. 30      Jun. 30
                                                           2002         2002         2001        2001         2001
                                                        ------------ ------------ ----------- ------------ ------------
Non-accrual loans                                           $10,907      $10,532      $9,800      $11,671       $9,887
Accruing loans past due 90 days or more                           0            0           0            0            0
Restructured loans                                                0            0           0            0            0
                                                        ------------ ------------ ----------- ------------ ------------
Total non-performing and restructured loans                  10,907       10,532       9,800       11,671        9,887
Other real estate owned                                         287          519         671          545          433
                                                        ------------ ------------ ----------- ------------ ------------
Total non-performing assets                                 $11,194      $11,051     $10,471      $12,216      $10,320
                                                        ============ ============ =========== ============ ============
Ratios:
   Non-performing loans to total loans                        1.69%        1.69%       1.30%        1.55%        1.42%
   Allowance to total loans                                   1.31         1.31        1.05         1.00         1.09
   Allowance to non-performing loans                         77.54        77.53       80.61        64.28        76.27
   Non-performing assets to total assets                      0.90         0.93        0.89         1.04         0.94
                                                        ============ ============ =========== ============ ============

       When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses.

Allowance for Loan Losses and Net Charge-offs

       Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2002, the Allowance was $8.4 million, an increase of $557 thousand from the balance at December 31, 2001. The Allowance increased due to the increase in both the amount and the percentage of commercial loans to total loans. The percentage increase in commercial loans to total loans was partially due to the decrease in the mortgage category resulting from the sale of $100.0 million in long-term fixed-rate mortgages discussed above.

       As a percentage of loans, the Allowance was 1.31% at June 30, 2002 compared to 1.05% at December 31, 2001. The adequacy of the Allowance is determined quarterly based upon an evaluation of the loan portfolio by the Company's internal loan review and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, each borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the loan portfolio at June 30, 2002.

       The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

                                                                  Six months
                                                                     Ended            Year ended
                                                                 June 30, 2002       Dec. 31, 2001
                                                               ----------------------------------------
Balance at beginning of period                                            $7,900               $7,149
Charge-offs:
   Commercial                                                                181                3,558
   Real estate                                                                 9                   77
   Installment                                                               287                  560
   Other                                                                       6                   51
                                                               ----------------------------------------
   Total charge-offs                                                         483                4,246
Recoveries:
   Commercial                                                                 68                   17
   Real estate                                                                 0                   14
   Installment                                                                63                  211
   Other                                                                       9                   11
                                                               ----------------------------------------
   Total recoveries                                                          140                  253
                                                               ----------------------------------------
Net charge-offs                                                              343                3,993
Balance of acquired allowance at date of acquisition                           0                  889
Additions charged to operations                                              900                3,855
                                                               ----------------------------------------
Balance at end of period                                                  $8,457               $7,900
                                                               ========================================
Ratios:
Net charge-offs to average loans outstanding1                               0.10%                0.55%
Net charge-offs to total allowance1                                         8.11                50.54
Allowance to period end loans outstanding                                   1.31                 1.05
---------------------------------------------------------------========================================
   1.     Annualized

Results of Operations - Comparison of the Three-Month Periods Ended June 30, 2002 and June 30, 2001

General

       For the quarter ended June 30, 2002, the Company reported a net income of $2.8 million, compared to net income of $1.8 million reported for the quarter ended June 30, 2001.

Net Interest Income

       The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended June 30, 2002 and June 30, 2001 (dollars in thousands):

                                                   Three months ended                  Three months ended
                                                     June 30, 2002                        June 30, 2001
                                           -------------------------------------------------------------------------
                                              Average    Interest   Yield/        Average       Interest   Yield/
                                              Balance               Rate 4        Balance                  Rate 4
                                           -------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans 123                                    $628,327   $11,225      7.17%         $689,461     $13,843    8.08%
   Taxable investment securities                 370,784     5,178      5.60%          236,476       3,550    6.04%
   Tax-exempt investment securities3              60,937     1,008      6.63%           44,365         751    6.81%
   Interest-earning deposits                       1,153         9      3.18%           10,382         138    5.35%
   Federal funds sold                             22,190        86      1.55%           15,955         165    4.18%
                                           -------------------------------------------------------------------------
Total interest-earning assets                  1,083,391    17,506      6.48%          996,639      18,447    7.44%
Non-interest-earning assets:
   Cash and due from banks                        42,098                                34,542
   Premises and equipment, net                    28,390                                26,116
   Other assets                                   42,330                                38,260
Less: Allowance for loan losses                  (8,285)                               (7,473)
                                           --------------                     -----------------
TOTAL                                         $1,187,924                            $1,088,084
                                           ==============                     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                  $97,125      $117      0.48%          $88,202        $314    1.43%
   Money market accounts                         220,016       810      1.48%          196,142       1,823    3.74%
   Savings deposits                              127,505       303      0.95%          120,164         678    2.72%
   Time deposits                                 319,104     2,943      3.70%          321,177       4,696    5.88%
   Notes payable                                  18,984       155      3.27%            9,776         160    6.58%
   FHLB borrowings                                47,500       613      5.18%           97,700       1,208    4.97%
   Federal funds purchased                           165         1      2.43%              467           7    6.03%
   Securities sold under agreement
      to repurchase                               89,573       621      2.78%           19,542         239    4.92%
                                           -------------------------------------------------------------------------
Total interest-bearing liabilities               919,972     5,563      2.42%          853,170       9,125    4.30%
Non-interest-bearing liabilities:
   Demand deposits                               148,219                               118,345
   Other                                           8,084                                 9,127
                                           --------------                     -----------------
Total liabilities                              1,076,275                               980,642
                                           --------------                     -----------------
Stockholders' equity                             111,649                               107,442
                                           --------------                     -----------------
TOTAL                                         $1,187,924                            $1,088,084
                                           ==============                     =================
Net interest earning and interest rate spread              $11,943      4.06%                       $9,322    3.14%
                                                        ======================                ======================
Net yield on interest-earning assets                                    4.42%                                 3.75%
                                                                  ============                            ==========
-------------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized.

       For the quarter ended June 30, 2002, the Company reported taxable-equivalent net interest income of $11.9 million, an increase of $2.6 million, or 28.1%, from the $9.3 million reported for the quarter ended June 30, 2001. The increase was mainly due to interest rates on deposits and borrowed funds continuing to reprice to lower rates. The taxable-equivalent yield on interest-earning assets (net interest margin) improved to 4.42% in the second quarter of 2002 from 3.75% in the second quarter of 2001.

       The Company's taxable-equivalent total interest income decreased $941 thousand for the quarter ended June 30, 2002 compared to the same period of 2001. The decrease was mainly due to decreases in rates earned on interest-earning assets during the preceding twelve months. Average loans outstanding decreased $61.0 million, or 8.9%, in the second quarter of 2002 over the second quarter of 2001. The decrease was due primarily to the sale of $100.0 million of long-term fixed-rate mortgages during the first quarter of 2002, partially offset by the acquisition of LB Bancorp in July 2001. For the quarter ended June 30, 2002, the taxable-equivalent yield on interest-earning assets was 6.48% compared to 7.44% for the quarter ended June 30, 2001. The second quarter 2002 loan yield was 7.17% compared to 8.08% in the second quarter of 2001. The decrease mainly resulted from the lower interest rate environment. The Company also experienced declines in the yields earned on its investment securities. For the quarter ended June 30, 2002, the yield earned on taxable investment securities decreased to 5.60% from 6.04% and the yields earned on tax-exempt investment securities decreased to 6.63% from 6.81% for the quarter ended June 30, 2001.

       The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 2.42% for the second quarter of 2002 from 4.30% for the second quarter of 2001. In the second quarter of 2002, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 17.0% of the Company's interest-bearing liabilities compared to 14.9% in the second quarter 2001.

Provision for Loan Losses

       The provision for loan losses was $450 thousand in both the first and second quarters of 2002 compared to $270 thousand in both of the comparable quarters of 2001.

Other Income

       Total other income decreased $880 thousand in the second quarter of 2002 over the second quarter of 2001. The decrease resulted from decreases in security commissions and management fees, investment securities gains, gains on sale of residential mortgage loans, and other income. These decreases were partially offset by increases in service charges on deposit accounts and automated teller machines or "ATM" and merchant services. Investment security gains decreased $880 thousand for the second quarter of 2002 from the second quarter of 2001 due to the 2001 sale of approximately $93.0 million in mortgage backed securities. Gains on the sale of residential mortgage loans decreased $95 thousand, and other income decreased $52 thousand. Service charges on deposit accounts increased $204 thousand due to increased fees on business accounts. ATM and merchant services increased $57 thousand due to increased volume.

Other Expenses

       Other expenses increased $550 thousand in the second quarter of 2002 over the second quarter of 2001. Personnel costs increased $517 thousand due to increased staff expenses resulting from the Liberty Bank acquisition and internal growth. Net occupancy and equipment expense increased $82 thousand due to the additional five offices acquired with the Liberty Bank acquisition and the construction and opening of a new office in West Elgin. Data processing increased $30 thousand, legal and professional fees increased $69 thousand, ATM and merchant service expenses increased $44 thousand due to increased customer volume, and advertising expenses increased $14 thousand. Other expense increased $308 thousand due to increases in correspondent bank service charges and delivery and postage expenses. Goodwill amortization decreased $513 thousand due to the adoption of SFAS No. 142.

Income Taxes

       Income tax expense for each of the quarters ended June 30, 2002 and June 30, 2001 was $1.3 million. The effective tax rate was 31.3% for the second quarter of 2002 compared to an effective rate of 42.4% for the second quarter of 2001. The difference in the effective tax rates was mainly due to the 2001 amortization of non-deductible goodwill expense.

Results of Operations - Comparison of the Six-Month Periods Ended June 30, 2002 and June 30, 2001

General

       For the six months ended June 30, 2002, the Company reported a net income of $5.4 million, compared to net income of $3.5 million reported for the six months ended June 30, 2001.

Net Interest Income

       The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six-month periods ended June 30, 2002 and June 30, 2001 (dollars in thousands):

                                                    Six months ended                    Six months ended
                                                     June 30, 2002                        June 30, 2001
                                           -------------------------------------------------------------------------
                                              Average    Interest   Yield/        Average       Interest   Yield/
                                              Balance               Rate 4        Balance                  Rate 4
                                           -------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans 123                                    $679,605   $24,376      7.23%        $682,454     $28,009   8.28%
   Taxable investment securities                 305,418     8,201      5.41%         246,529       7,804   6.38%
   Tax-exempt investment securities3              61,991     2,049      6.66%          43,600       1,484   6.86%
   Interest-earning deposits                       1,110        45      8.16%           8,558         205   4.82%
   Federal funds sold                             29,394       232      1.59%           9,757         218   4.51%
                                           -------------------------------------------------------------------------
Total interest-earning assets                  1,077,518    34,903      6.53%         990,898      37,720   7.68%
Non-interest-earning assets:
   Cash and due from banks                        43,632                               36,302
   Premises and equipment, net                    28,504                               25,669
   Other assets                                   41,627                               39,470
Less: Allowance for loan losses                  (8,147)                              (7,367)
                                           --------------                     -----------------
TOTAL                                         $1,183,134                           $1,084,972
                                           ==============                     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                  $96,027      $230      0.48%         $88,377        $631   1.44%
   Money market accounts                         227,169     1,676      1.49%         196,102       4,074   4.19%
   Savings deposits                              124,464       585      0.95%         119,180       1,384   2.34%
   Time deposits                                 329,500     6,440      3.94%         317,715       9,411   5.97%
   Notes payable                                  18,078       299      3.34%           8,708         313   7.25%
   FHLB borrowings                                52,854     1,336      5.10%          96,071       2,538   5.33%
   Federal funds purchased                            83         1      2.43%           4,603         144   6.31%
   Securities sold under agreement
      to repurchase                               73,820       961      2.63%          18,459         514   5.62%
                                           -------------------------------------------------------------------------
Total interest-bearing liabilities               921,995    11,528      2.52%         849,215      19,009   4.51%
Non-interest-bearing liabilities:
   Demand deposits                               143,152                              117,754
   Other                                           7,950                                9,175
                                           --------------                     -----------------
Total liabilities                              1,073,097                              976,144
                                           --------------                     -----------------
Stockholders' equity                             110,037                              108,828
                                           --------------                     -----------------
TOTAL                                         $1,183,134                           $1,084,972
                                           ==============                     =================
Net interest earning and interest rate spread              $23,375      4.01%                    $ 18,711   3.17%
                                                        ======================                ======================
Net yield on interest-earning assets                                    4.37%                               3.81%
                                                                  ============                            ==========
-----------------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
4 Annualized.

       For the six months ended June 30, 2002, the Company reported taxable-equivalent net interest income of $23.4 million, an increase of $4.7 million, or 24.9%, from the $18.7 million reported for the six months ended June 30, 2001. The increase was mainly due to interest rates on deposits and borrowed funds continuing to reprice to lower rates. The taxable-equivalent yield on interest-earning assets (net interest margin) improved to 4.37% in the first six months of 2002 from 3.81% in first six months of 2001.

       The Company's taxable-equivalent total interest income decreased $2.8 million for the six months ended June 30, 2002 compared to the six months ended 2001. The decrease was mainly due to decreases in rates earned on interest-earning assets during the preceding twelve months. Average loans outstanding decreased $2.8 million, or 0.4%, in the first half of 2002 over the first half of 2001. The decrease was due primarily to the sale of $100.0 million of long-term fixed-rate mortgages during the first quarter of 2002, partially offset by the acquisition of LB Bancorp in July 2001. For the six months ended June 30, 2002, the taxable-equivalent yield on interest-earning assets was 6.53% compared to 7.68% for the six months ended June 30, 2001. The loan yield for the first half of 2002 decreased to 7.23% from 8.28% in the first half of 2001, mainly due to the lower interest rate environment. The Company also experienced declines in the yields earned on its investment securities. For the six months ended June 30, 2002, the yield earned on taxable investment securities decreased to 5.41% from 6.38% and the yield earned on its tax-exempt investment decreased to 6.66% from 6.86% for the six months ended June 30, 2001.

       The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 2.52% for the first half of 2002 from 4.51% for the first half of 2001. In the six months ended 2002, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 15.7% of the Company's interest-bearing liabilities compared to 15.1% in the first half of 2001.

Provision for Loan Losses

       The provision for loan losses was approximately $900 thousand in the first half of 2002 and approximately $540 thousand in the first half of 2001.

Other Income

       Total other income decreased $663 thousand in the first half of 2002 over the first half of 2001. The decrease was primarily due to decreases in security commissions and management fees and investment securities gains. These decreases were partially offset by increases in service charges on deposit accounts, ATM and merchant services, gains on sale of residential mortgage loans, and other income. Security commissions and management fees decreased $270 thousand due to lower transaction volume. The Company realized $489 thousand in investment securities gains in the first half of 2002 compared to $1.6 million in the first half of 2001. The difference of $1.1 million was due to the gain realized from the sale of approximately $93.0 million in mortgage-backed securities in the second quarter of 2001. Service charges on deposit accounts increased $381 thousand due to additional fees on business accounts. Gains on sale of residential mortgage loans increased $189 thousand due to the increased demand for refinancing outstanding residential mortgages resulting from the lower rate environment. The increase of $113 thousand in other income was mainly due to a gain on the sale of other real estate owned, an increase in mortgage origination fees, and increased insurance commissions.

Other Expenses

       Other expenses increased $1.5 million in the first half of 2002 over the first half of 2001. Personnel costs increased $877 thousand due to increased staff expenses resulting from the Liberty Bank acquisition and internal growth and increased sales commissions as a result of volume increases in the secondary mortgage market. Net occupancy and equipment expense increased $346 thousand due to the additional five offices acquired with the LB acquisition and the construction and opening of a new office in West Elgin. Data processing increased $40 thousand, legal and professional fees increased $277 thousand, and advertising expenses increased $29 thousand. Other expense increased $979 thousand due to increases in telephone expense, correspondent bank service charges, delivery and postage expense, and charity and donation. Goodwill amortization decreased $1.0 million due to the adoption of SFAS No. 142.

Income Taxes

       Income tax expense for each of the six-month periods ended June 30, 2002 and June 30, 2001 was $2.4 million. The effective tax rate was 31.0% for the first six months of 2002 compared to an effective rate of 39.9% for the first six months of 2001. The difference in the effective tax rate for June 30, 2002 and 2001 is mainly due to the 2001 amortization of non-deductible goodwill expense.

Liquidity

       Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers' current needs. The Company had liquid assets of $103.0 million and $94.5 million at June 30, 2002 and December 31, 2001, respectively.

Capital Resources

       There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2002:

                                                                Regulatory                 Regulatory
                                                                 Minimum                Well-capitalized
                                        Actual                  Requirement               Requirement
                                        ------                  -----------               -----------
                                                          (dollars in thousands)

                                   Amount    Percent        Amount     Percent         Amount       Percent
                                   ------    -------        ------     -------         ------       -------
Tier 1 leverage                   $78,193       6.8%       $46,328        4.0%        $57,910          5.0%

Tier 1 risk-based capital         $78,193      10.3%       $30,455        4.0%        $45,682          6.0%

Risk-based capital                $86,651      11.4%       $60,910        8.0%        $76,137         10.0%

       The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital injection. It is the Company's plan to maintain its capital position at or in excess of the "well-capitalized" definition. The Company seeks to obtain additional capital growth through earnings retention and a consistent dividend policy.

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

Part II.   Other Information

Item 1.   Legal Proceedings

          From time to time, the Company and its wholly owned subsidiary, State Financial Bank, N.A. (the "Bank"), are parties to legal proceedings arising out of their general lending activities and other operations. Additionally, in February 2002, an action was filed against the Company and the Bank in the Circuit Court in Rock County, Wisconsin. The plaintiffs in the litigation have alleged that in April 2001 an employee of the Bank wrongfully issued and then the Bank refused to honor cashier's checks issued on behalf of a customer of the Bank. The allegations arise out of an apparent scheme perpetrated by a mutual customer of one of the plaintiffs, a credit union, and the Bank. The plaintiffs seek recovery of $1.5 million plus fees and expenses. The Company believes the action is without merit and intends to defend its position vigorously in the litigation. The resolution of this matter is not expected to have a material adverse effect on the Company's financial condition or result of operations.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          Annual Meeting of Shareholders. On May 1, 2002, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Jerome
J. Holz, Thomas M. Rakow, and David M. Stamm as directors for three-year terms expiring on the date of the annual shareholders' meeting to be held in 2005. The Company's shareholders also elected Robert J. Cera as a director of the Company to serve for a one-year term expiring on the date of the annual shareholders' meeting to be held in 2003.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting

          Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes are elected as directors. Jerome J. Holz, Thomas M. Rakow, and David M. Stamm stood for reelection and Robert J. Cera stood for election as directors of the Company at the Annual Meeting. The votes with respect to the reelection and election of each were as follows:

JEROME J. HOLZ

  7,789,965  total votes were eligible to be cast.
  7,107,140 votes were represented in person or by proxy at the Annual Meeting. 6,425,832 votes were cast "FOR" the reelection of Mr. Holz
    681,308  votes abstained or were broker non-votes.

THOMAS M. RAKOW

  7,789,965  total votes were eligible to be cast.
  7,107,140 votes were represented in person or by proxy at the Annual Meeting. 6,500,894 votes were cast "FOR" the reelection of Mr. Rakow
    606,246  votes abstained or were broker non-votes.

DAVID M. STAMM

  7,789,965  total votes were eligible to be cast.
  7,107,140 votes were represented in person or by proxy at the Annual Meeting. 6,504,759 votes were cast "FOR" the reelection of Mr. Stamm
    602,381  votes abstained or were broker non-votes.

ROBERT J. CERA

  7,789,965  total votes were eligible to be cast.
  7,107,140 votes were represented in person or by proxy at the Annual Meeting. 6,254,115 votes were cast "FOR" the reelection of Mr. Cera
    853,025  votes abstained or were broker non-votes.

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C s.1350

      99.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C s.1350

(b)   Reports of Form 8-K

      None.

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


                                          STATE FINANCIAL SERVICES CORPORATION
                                          ------------------------------------
                                          (Registrant)


Date: August 12, 2002                     /s/ Michael J. Falbo
                                          --------------------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer



Date: August 12, 2002                     /s/ Timothy L. King
                                          --------------------------------------
                                          Timothy L. King
                                          Senior Vice President and
                                          Chief Financial Officer