Form 10-Q
period 2002-09-30
STATE FINANCIAL SERVICES CORP
filed 2002-11-13
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________


Commission File Number 1-018166

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

As of November 7, 2002, there were 7,662,495 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                      Page No.
                                                                   -------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Condition as of
          September 30, 2002 and December 31, 2001                             2

          Consolidated Statements of Income for the
          Three Months ended September 30, 2002 and 2001                       3

          Consolidated Statements of Income for the
          Nine Months ended September 30, 2002 and 2001                        4

          Consolidated Statements of Cash Flows for the
          Nine Months ended September 30, 2002 and 2001                        5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                   16

Item 4.   Controls and Procedures                                             16


                           PART II - OTHER INFORMATION

Item 1.                                                                       16

Items 2-6                                                                     17

Signatures                                                                    18

Certifications                                                             19-20

Exhibits                                                           Exhibit Index

Part I.   Financial Information
Item 1.   Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Condition
                                               Sept. 30, 2002     December 31,
                                                (unaudited)           2001
                                               --------------    ---------------
ASSETS
  Cash and due from banks                      $   52,568,809    $   54,541,162
  Interest-earning deposits                         2,419,576         1,402,789
  Federal funds sold                               22,777,211        38,605,567
  Other short-term investments                      1,000,000                 0
                                               --------------    --------------
  Cash and cash equivalents                        78,765,596        94,549,518
  Investment securities
    Available for sale (at fair value)            423,109,978       259,841,523
    Held-to-maturity (fair value
     $1,610,476 - September 30, 2002 and
     $1,953,066 - December 31, 2001)                1,554,935         1,904,547
  Loans (net of allowance for loan losses
   of $8,555,529 - September 30, 2002 and
   $7,899,922 - December 31, 2001)                653,456,016       722,593,419
  Loans held for sale                              24,468,743        23,192,133
  Premises and equipment                           27,978,887        28,694,648
  Accrued interest receivable                       6,717,446         5,599,880
  Goodwill                                         27,465,062        27,465,062
  Bank owned life insurance                        20,000,000                 0
  Other assets                                      5,926,870         7,212,410
                                               --------------    --------------
                               TOTAL ASSETS     1,269,443,533     1,171,053,140
                                               ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Demand                                        160,224,357       147,992,336
    Savings                                       245,383,733       213,328,297
    Money market                                  213,384,447       243,324,258
    Time deposits in excess of $100,000           103,657,760        85,574,897
    Other time deposits                           268,569,043       264,238,960
                                               --------------    --------------
                             TOTAL DEPOSITS       991,219,340       954,458,748

  Federal Home Loan Bank advances                  47,500,000        67,700,000
  Notes payable                                    17,820,000        15,652,776
  Securities sold under agreements to
   repurchase                                      88,602,280        18,586,952
  Accrued expenses and other liabilities            7,764,321         5,845,082
  Accrued interest payable                          1,917,302         2,449,482
                                               --------------    --------------
                          TOTAL LIABILITIES     1,154,823,243     1,064,693,040

  Stockholders' equity:
    Preferred stock, $1 par value;
     authorized--100,000 shares; issued and
     outstanding--none                                     --                --
    Common stock, $0.10 par value;
     authorized--25,000,000 shares; 10,120,459
     shares issued and outstanding in 2002
     and 10,108,769 in 2001                         1,012,046         1,010,877
    Capital surplus                                94,888,691        94,797,858
    Retained earnings                              52,223,182        46,587,268
    Accumulated other comprehensive income          6,781,818         2,302,673
    Unearned shares held by ESOP                   (4,473,357)       (4,473,357)
    Treasury Stock - 2,459,340 shares in
     2002 and 2,323,040 in 2001                   (35,812,090)      (33,865,219)
                                               --------------    --------------
                 TOTAL STOCKHOLDERS' EQUITY       114,620,290       106,360,100
                                               --------------    --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,269,443,533    $1,171,053,140
                                               ==============    ==============

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                 Three Months Ended Sept. 30,
                                               --------------------------------
                                                    2002              2001
                                               --------------    --------------
INTEREST INCOME:
  Loans, including fees                        $   11,606,922    $   14,651,961
  Investment securities
    Taxable                                         4,739,741         3,432,199
    Tax-exempt                                        669,844           633,408
  Federal funds sold                                  217,803           232,471
                                               --------------    --------------
                      TOTAL INTEREST INCOME        17,234,310        18,950,039

INTEREST EXPENSE:
  Deposits                                          4,550,169         7,701,745
  Notes payable and other borrowings                1,377,236         1,467,417
                                               --------------    --------------
                     TOTAL INTEREST EXPENSE         5,927,405         9,169,162
                                               --------------    --------------
                        NET INTEREST INCOME        11,306,905         9,780,877

  Provision for loan losses                         1,050,000           270,000
                                               --------------    --------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES        10,256,905         9,510,877

OTHER INCOME:
  Service charges on deposit accounts                 665,705           573,937
  ATM and merchant service fees                       785,314           832,667
  Security commissions and management fees
                                                      136,002           109,111
  Investment securities gains (losses)               (24,085)           329,569
  Gains on sale of mortgage loans                     734,588           728,789
  Other                                             1,029,634           366,772
                                               --------------    --------------
                         TOTAL OTHER INCOME         3,327,158         2,940,845

OTHER EXPENSES:
  Salaries and employee benefits                    4,688,880         4,214,647
  Net occupancy expense                               631,280           529,837
  Equipment rentals, depreciation and
   maintenance                                        972,029         1,000,500
  Data processing                                     519,490           527,777
  Legal and professional                              232,848           374,921
  ATM and merchant services                           580,375           600,153
  Advertising                                         300,036           328,639
  Goodwill amortization                                     0           513,266
  Other                                             1,516,637         1,372,735
                                               --------------    --------------
                       TOTAL OTHER EXPENSES         9,441,575         9,462,475

                 INCOME BEFORE INCOME TAXES         4,142,488         2,989,247
  Income tax expense                                1,266,501         1,074,249
                                               --------------    --------------
                                 NET INCOME    $    2,875,987    $    1,914,998
                                               ==============    ==============

  Basic earnings per common share                       $0.39             $0.26
  Diluted earnings per common share                      0.39              0.26
  Dividends per common share                             0.12              0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                  Nine Months Ended Sept. 30,
                                               --------------------------------
                                                    2002              2001
                                               --------------    --------------
INTEREST INCOME:
  Loans, including fees                        $   35,944,970    $   42,599,792
  Investment securities
     Taxable                                       12,985,373        11,441,081
     Tax-exempt                                     2,022,021         1,612,928
  Federal funds sold                                  449,631           450,482
                                               --------------    --------------
                      TOTAL INTEREST INCOME        51,401,995        56,104,283

INTEREST EXPENSE:
  Deposits                                         13,481,217        23,201,290
  Notes payable and other borrowings                3,974,958         4,977,146
                                               --------------    --------------
                     TOTAL INTEREST EXPENSE        17,456,175        28,178,436
                                               --------------    --------------
                        NET INTEREST INCOME        33,945,820        27,925,847

  Provision for loan losses                         1,950,000           810,000
                                               --------------    --------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES        31,995,820        27,115,847

OTHER INCOME:
  Service charges on deposit accounts               1,955,313         1,482,702
  ATM and merchant service fees                     2,313,301         2,330,143
  Security commissions and management fees
                                                      377,009           620,258
  Investment securities gains                         465,035         1,925,380
  Gains on sale of mortgage loans                   1,789,309         1,517,269
  Other                                             1,710,848           912,945
                                               --------------    --------------
                         TOTAL OTHER INCOME         8,610,815         8,788,697

OTHER EXPENSES:
  Salaries and employee benefits                   13,581,828        12,230,189
  Net occupancy expense                             1,898,653         1,478,283
  Equipment rentals, depreciation and
   maintenance                                      2,877,682         2,783,414
  Data processing                                   1,558,832         1,527,184
  Legal and professional                            1,424,241         1,289,090
  ATM and merchant services                         1,635,466         1,651,033
  Advertising                                         904,243           904,096
  Goodwill amortization                                     0         1,539,794
  Other                                             4,733,031         3,606,953
                                               --------------    --------------
                       TOTAL OTHER EXPENSES        28,613,976        27,010,036

                 INCOME BEFORE INCOME TAXES        11,992,659         8,894,508
  Income tax expense                                3,699,904         3,433,050
                                               --------------    --------------
                                 NET INCOME    $    8,292,755    $    5,461,458
                                               ==============    ==============

  Basic earnings per common share                       $1.12             $0.73
  Diluted earnings per common share                      1.11              0.73
  Dividends per common share                             0.36              0.36

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                  Nine Months Ended Sept. 30
                                               --------------------------------
                                                    2002              2001
                                               --------------    --------------
OPERATING ACTIVITIES
  Net income                                   $    8,292,755    $    5,461,458
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Provision for loan losses                       1,950,000           810,000
    Provision for depreciation                      2,109,294         1,983,190
    Amortization of investment security
     premiums and accretion of discounts-net        1,943,476           661,873
    Amortization of goodwill                                0         1,539,794
    Bank Owned Life Insurance                     (20,000,000)                0
    Deferred income taxes                                   0         1,514,466
    Decrease (increase) in accrued interest
     receivable                                    (1,117,566)          256,698
    Decrease in accrued interest payable             (532,180)         (320,366)
    Realized investment securities gains,
     net                                             (465,035)       (1,925,380)
    Other                                             897,341        (1,428,610)
                                               --------------    --------------
                   NET CASH (USED) PROVIDED
                    BY OPERATING ACTIVITIES        (6,921,915)        8,553,123

INVESTING ACTIVITIES
  Proceeds from maturities or principal
   payments of investment securities
   held-to-maturity                                   350,500           695,328
  Purchases of securities available for sale     (317,030,268)     (138,014,668)
  Proceeds from maturities and sales of
   investment securities available for sale       159,069,068       177,470,503
  Net (increase) decrease in loans                 65,910,793        (8,494,162)
  Net purchases of premises and equipment          (1,393,533)       (4,215,124)
  Business acquisitions (net of cash and
   cash equivalents acquired)                               0        (4,183,443)
                                               --------------    --------------
                   NET CASH (USED) PROVIDED
                    BY INVESTING ACTIVITIES       (93,093,440)       23,258,434

FINANCING ACTIVITIES
  Net increase in deposits                         36,760,592         6,632,470
  Proceeds of notes payable                         2,167,224        16,240,750
  Decrease in guaranteed ESOP obligation                    0           418,446
  Net change in securities sold under
   agreement to repurchase repurchase              70,015,328         6,681,233
  Decrease in Federal Home Loan Bank
   advances                                       (20,200,000)      (10,000,000)
  Cash dividends                                   (2,656,842)       (2,698,682)
  Decrease in federal funds purchased                       0       (10,000,000)
  Purchase of Treasury Stock                       (1,946,871)       (2,370,542)
  Proceeds from exercise of stock options              92,002             6,480
                                               --------------    --------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        84,231,433         4,910,155
                                               --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (15,783,922)       36,721,712
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                            94,549,518        50,057,028
                                               --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   78,765,596    $   86,778,740
                                               ==============    ==============
  Supplemental information:
    Cash paid for Interest                     $   17,988,355    $   28,271,900
    Cash paid for Income taxes                      4,416,836         2,277,522

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2002

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

NOTE B--ACCOUNTING CHANGES

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed at least annually for impairment in accordance with FAS Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company implemented the new rules of SFAS No. 142 on January 1, 2002 and the effect to net income was approximately $500,000 for the third quarter of 2002 and $1,500,000 for the nine months ended September 30, 2002.

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

     For comparative purposes, the following table illustrates net income and net income per share for the third quarter and the nine months ended September 30, 2002 and for the same periods of the prior year adjusted to exclude the effects of adopting SFAS 142 (dollars in thousands except per share data):

                                       For the three months ended          For the nine months ended
                                     ------------------------------------------------------------------
                                     Sept. 30, 2002   Sept. 30, 2001    Sept. 30, 2002   Sept. 30, 2001
                                     ------------------------------------------------------------------
Reported net income                      $2,876           $1,915            $8,293           $5,461
Add back:  Goodwill amortization              0              513                 0            1,540
                                     ------------------------------------------------------------------
Adjusted net income                      $2,876           $2,428            $8,293           $7,001
                                     ==================================================================
Basic earnings per common share:
  Reported net income                      $.39             $.26             $1.12             $.73
  Goodwill amortization                       0              .07                 0              .21
                                     ------------------------------------------------------------------
  Adjusted net income                      $.39             $.33             $1.12             $.94
                                     ==================================================================
Diluted earnings per common share:
  Reported net income                      $.39             $.26             $1.11             $.73
  Goodwill amortization                       0              .07                 0              .21
                                     ------------------------------------------------------------------
  Adjusted net income                      $.39             $.33             $1.11             $.94
                                     ==================================================================

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

                                       For the three months ended          For the nine months ended
                                     ------------------------------------------------------------------
                                     Sept. 30, 2002   Sept. 30, 2001    Sept. 30, 2002   Sept. 30, 2001
                                     ------------------------------------------------------------------
Basic:
Weighted-average number of
 shares outstanding                    7,677,618        7,798,112         7,745,788        7,861,175
Less:  weighted-average number of
 unearned ESOP shares                   (349,184)        (351,758)         (349,184)        (362,883)
                                     ------------------------------------------------------------------
Denominator for basic earnings
 per share                             7,328,434        7,446,354         7,396,604        7,498,292
                                     ==================================================================
Fully diluted:
Denominator for basic earnings
 per share                             7,328,434        7,446,354         7,396,604        7,498,292
Add:  assumed conversion of
 stock options using treasury
 stock method                             69,725            4,232            61,750            3,695
                                     ------------------------------------------------------------------
Denominator for fully diluted
 earnings per share                    7,398,159        7,450,586         7,458,354        7,501,987
                                     ==================================================================

NOTE D - COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in shareholders' equity.

                                       For the three months ended          For the nine months ended
                                     ------------------------------------------------------------------
                                     Sept. 30, 2002   Sept. 30, 2001    Sept. 30, 2002   Sept. 30, 2001
                                     ------------------------------------------------------------------
Net Income                             $2,875,987       $1,914,998       $ 8,292,755      $ 5,461,458
Other comprehensive income (loss):
Change in unrealized securities
 gains (losses), net of tax               821,455        1,604,821         4,761,840        3,271,218
Reclassification adjustment for
 realized (gains) losses included
 in net income                             24,085         (329,569)         (465,035)      (1,925,380)
Estimated income tax expense
 (benefit) on realized securities
 gains                                     (9,444)         129,224           182,340          754,941
                                     ------------------------------------------------------------------
Total comprehensive income             $3,712,083       $3,319,474       $12,771,900      $ 7,562,237
                                     ==================================================================

NOTE E - STOCK REPURCHASE PROGRAM

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of approximately 400,000 shares of the Company's Common Stock (the "2001 Repurchase Program"). As of September 30, 2002 the Company has repurchased 344,000 shares at an average price of $13.00.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

     At September 30, 2002, total assets were $1.3 billion compared to $1.2 billion at December 31, 2001. During the first nine months of 2002, a significant use of funds was a net increase in investment securities of approximately $157.6 million mainly due to the increase of approximately $100.0 million of adjustable rate mortgage investment securities purchased with the proceeds from the first quarter 2002 sale of approximately $100.0 million of long-term fixed-rate mortgages. The remaining $57.6 million increase in investments was funded through two leverage transactions. Other uses of funds during the first nine months of 2002 consisted of a $20.2 million repayment of Federal Home Loan Bank ("FHLB") borrowings, $2.7 million in payment of cash dividends, $1.9 million used to repurchase Company stock under the 2001 Repurchase Program, $1.4 million in purchases of premises and equipment, and $6.9 million in net cash used by operating activities, which included $20.0 million for the purchase of bank owned life insurance. Funding sources in the first nine months of 2002 were a net decrease in loans of $65.9 million due to the sale of long-term fixed-rate mortgages discussed above, an increase in total deposits of $36.8 million, a $70.0 million increase in securities sold under agreements to repurchase resulting from the two leverage transactions discussed above, and a $2.2 million increase in notes payable.

Asset Quality

     At September 30, 2002, non-performing assets were $13.8 million, an increase of $3.3 million from December 31, 2001 due primarily to an increase of $3.7 million in non-accrual loans partially offset by a decrease of $418 thousand in other real estate owned. Total non-performing assets as a percentage of total assets were 1.08% at September 30, 2002 and 0.89% at December 31, 2001. As a percentage of total loans outstanding, the level of non-performing loans was 2.00% at September 30, 2002 compared to 1.30% at December 31, 2001. This percentage increase was due to both the increase in non-performing assets and the decrease in loans outstanding, due to the sale of long-term fixed-rate mortgages discussed above.

     The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                Sep. 30    Jun. 30    Mar. 31    Dec. 31    Sep. 30
                                                  2002       2002       2002       2001       2001
                                                ----------------------------------------------------
Non-accrual loans                               $13,548    $10,907    $10,532     $9,800    $11,671
Accruing loans past due 90 days or more               0          0          0          0          0
Restructured loans                                    0          0          0          0          0
                                                ----------------------------------------------------
Total non-performing and restructured loans      13,548     10,907     10,532      9,800     11,671
Other real estate owned                             253        287        519        671        545
                                                ----------------------------------------------------
Total non-performing assets                     $13,801    $11,194    $11,051    $10,471    $12,216
                                                ====================================================
Ratios:
  Non-performing loans to total loans              2.00%      1.69%      1.69%      1.30%      1.57%
  Allowance to total loans                         1.25       1.31       1.31       1.05       1.00
  Allowance to non-performing loans               63.15      77.54      77.53      80.61      64.28
  Non-performing assets to total assets            1.08       0.90       0.93       0.89       1.04
                                                ====================================================

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest income accrued in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses.

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 2002, the Allowance was $8.6 million, an increase of $656 thousand from the balance at December 31, 2001. The Allowance was increased partially due to the increase in both the amount and the percentage of commercial loans to total loans, as well as the continued weakness in the economy.

     As a percentage of loans, the Allowance was 1.25% at September 30, 2002 compared to 1.05% at December 31, 2001. The adequacy of the Allowance is determined quarterly based upon an evaluation of the loan portfolio by the Company's internal loan review and management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, each borrower's financial condition, collateral adequacy, the level of non-performing loans, and management's estimation of future losses. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the loan portfolio at September 30, 2002.

     The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

                                                  Nine months
                                                     Ended         Year ended
                                                 Sept. 30, 2002   Dec. 31, 2001
                                                 ------------------------------
Balance at beginning of period                      $7,900           $7,149
Charge-offs:
   Commercial                                        1,129            3,558
   Real estate                                           9               77
   Installment                                         339              560
   Other                                                 8               51
                                                 ------------------------------
   Total charge-offs                                 1,485            4,246
Recoveries:
   Commercial                                           99               17
   Real estate                                           0               14
   Installment                                          87              211
   Other                                                 5               11
                                                 ------------------------------
   Total recoveries                                    191              253
                                                 ------------------------------
Net charge-offs                                      1,294            3,993
Balance of acquired allowance at date of
 acquisition                                             0              889
Additions charged to operations                      1,950            3,855
                                                 ------------------------------
Balance at end of period                            $8,556           $7,900
                                                 ==============================
Ratios:
  Net charge-offs to average loans
   outstanding(1)                                     0.26%            0.55%
  Net charge-offs to total allowance(1)              20.16            50.54
  Allowance to period end loans outstanding           1.25             1.05
                                                 ==============================
----------
(1)   Annualized

Results of Operations - Comparison of the Nine-Month Periods Ended September 30, 2002 and September 30, 2001

General

     For the nine months ended September 30, 2002, the Company reported a net income of $8.3 million, compared to net income of $5.5 million reported for the nine months ended September 30, 2001.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine-month periods ended September 30, 2002 and September 30, 2001 (dollars in thousands):

                                                        Nine months ended                     Nine months ended
                                                        September 30, 2002                    September 30, 2001
                                                 ---------------------------------------------------------------------
                                                   Average               Yield/          Average                Yield/
                                                   Balance    Interest   Rate(4)         Balance    Interest   Rate(4)
                                                 ---------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(1)(2)(3)                                 $  672,447   $36,003     7.16%        $  705,549   $42,691     8.09%
  Taxable investment securities                     322,594    12,905     5.35%           236,142    11,123     6.30%
  Tax-exempt investment securities(3)                63,130     3,064     6.49%            48,330     2,444     6.76%
  Other short-term investments                          652        10     2.03%               564        17     3.94%
  Interest-earning deposits                           1,349        70     6.94%            10,842       301     3.72%
  Federal funds sold                                 37,314       450     1.61%            16,769       450     3.59%
                                                 ---------------------------------------------------------------------
Total interest-earning assets                     1,097,486    52,502     6.40%         1,018,196    57,026     7.49%

Non-interest-earning assets:
  Cash and due from banks                            43,267                                37,065
  Premises and equipment, net                        28,396                                26,764
  Other assets                                       42,209                                40,798
Less: Allowance for loan losses                      (8,399)                               (7,659)
                                                 ----------                            ----------
TOTAL                                            $1,202,959                            $1,115,164
                                                 ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                                   $   98,404      $356     0.48%           $88,521      $911     1.38%
  Money market accounts                             222,661     2,446     1.47%           210,585     5,948     3.78%
  Savings deposits                                  124,636       885     0.95%           119,995     1,973     2.20%
  Time deposits                                     343,845     9,794     3.81%           329,723    14,369     5.83%
  Notes payable                                      17,930       445     3.32%            13,873       636     6.13%
  FHLB borrowings                                    51,050     1,960     5.13%            89,111     3,472     5.21%
  Federal funds purchased                                55         1     2.43%             3,040       144     6.33%
  Securities sold under agreement
   to repurchase                                     78,527     1,569     2.67%            18,570       725     5.22%
                                                 ---------------------------------------------------------------------
Total interest-bearing liabilities                  937,108    17,456     2.49%           873,418    28,178     4.31%

Non-interest-bearing liabilities:
  Demand deposits                                   146,038                               124,868
  Other                                               8,405                                 7,703
                                                 ----------                            ----------
Total liabilities                                 1,091,551                             1,005,989
                                                 ----------                            ----------
Stockholders' equity                                111,408                               109,175
                                                 ----------                            ----------
TOTAL                                            $1,202,959                            $1,115,164
                                                 ==========                            ==========
Net interest earning and interest rate
 spread                                                       $35,046     3.91%                     $28,848     3.18%
                                                              ================                      ================
Net yield on interest-earning assets                                      4.27%                                 3.79%
                                                                          ====                                  ====
-----------------------
(1)  For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)  Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
(3)  Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
(4)  Annualized.

     For the nine months ended September 30, 2002, the Company reported taxable-equivalent net interest income of $35.0 million, an increase of $6.2 million, or 21.5%, from the $28.8 million reported for the nine months ended September 30, 2001. The increase was mainly due to interest rates on deposits and borrowed funds continuing to reprice to lower rates. The taxable-equivalent yield on interest-earning assets (net interest margin) improved to 4.27% in the first nine months of 2002 from 3.79% in first nine months of 2001.

     The Company's taxable-equivalent total interest income decreased $4.5 million for the nine months ended September 30, 2002 compared to the nine months ended 2001. The decrease was mainly due to decreases in rates earned on interest-earning assets during the preceding twelve months. Average loans outstanding decreased $33.1 million, or 4.7%, in the first three quarters of 2002 over the first three quarters of 2001. The decrease was due primarily to the sale of $100.0 million of long-term fixed-rate mortgages during the first quarter of 2002, partially offset by the acquisition of Liberty Bank in July 2001. For the nine months ended September 30, 2002, the taxable-equivalent yield on interest-earning assets was 6.40% compared to 7.49% for the nine months ended September 30, 2001. The loan yield for the first three quarters of 2002 decreased to 7.16% from 8.09% in the first three quarters of 2001, mainly due to the lower interest rate environment. The Company also experienced declines in the yields earned on its investment securities. For the nine months ended September 30, 2002, the yield earned on taxable investment securities decreased to 5.35% from 6.30% and the yield earned on its tax-exempt investment decreased to 6.49% from 6.76% for the nine months ended September 30, 2001.

     The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 2.49% for the first three quarters of 2002 from 4.31% for the first three quarters of 2001. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In the nine months ended September 30, 2002, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 15.7% of the Company's interest-bearing liabilities compared to 14.3% in the first nine months of 2001.

Provision for Loan Losses

     The provision for loan losses was $1.95 million for the nine months ended September 30, 2002 and $810 thousand for the nine months ended September 30, 2001. The increase reflects management's assessment of asset quality and risk inherent in the loan portfolio.

Other Income

     Total other income decreased $178 thousand in the first three quarters of 2002 over the first three quarters of 2001. The decrease was primarily due to decreases in ATM and merchant services, security commissions and management fees and investment securities gains. These decreases were partially offset by increases in service charges on deposit accounts, gains on sale of residential mortgage loans, and other income. Security commissions and management fees decreased $243 thousand due to lower transaction volume. The Company realized $465 thousand in investment securities gains in the first three quarters of 2002 compared to $1.9 million in the first three quarters of 2001. The difference of $1.4 million was due to the gain realized from the sale of approximately $93.0 million in mortgage-backed securities in the second quarter of 2001. Service charges on deposit accounts increased $473 thousand due to additional fees on business accounts. Gains on sale of residential mortgage loans increased $272 thousand due to the increased demand for refinancing outstanding residential mortgages resulting from the lower rate environment. The increase of $798 thousand in other income was mainly due to $625 thousand gain on the sale on non-bank related real estate and gains on the sale of other real estate owned.

Other Expenses

     Other expenses increased $1.6 million in the first three quarters of 2002 over the first three quarters of 2001. Personnel costs increased $1.4 million due to increased staff expenses resulting from the Liberty Bank acquisition and internal growth and increased sales commissions as a result of volume increases in the secondary mortgage market. Net occupancy and equipment expense increased $514 thousand due to the additional five offices acquired with the Liberty Bank acquisition and the construction and opening of a new office in West Elgin. Data processing costs increased $32 thousand, and legal and professional fees increased $135 thousand. Other expense increased $1.1 million due to increases in delivery and postage expense, telephone expense, insurance expense, filing and recording, and charity and donations. Goodwill amortization decreased $1.5 million due to the adoption of SFAS No. 142.

Income Taxes

     Income tax expense for the nine-month period ended September 30, 2002 was $3.7 million compared to $3.4 million for the nine-month period ended September 30, 2001. The effective tax rate was 30.9% for the first nine months of 2002 compared to an effective rate of 38.9% for the first nine months of 2001. The difference in the effective tax rate for September 30, 2002 and 2001 is mainly due to the 2001 amortization of non-deductible goodwill expense.

Results of Operations - Comparison of the Three-Month Periods Ended September 30, 2002 and September 30, 2001

General

     For the quarter ended September 30, 2002, the Company reported a net income of $2.9 million, compared to net income of $1.9 million reported for the quarter ended September 30, 2001.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended September 30, 2002 and September 30, 2001 (dollars in thousands):

                                                     Three months ended                    Three months ended
                                                     September 30, 2002                    September 30, 2001
                                              ---------------------------------------------------------------------
                                                Average               Yield/          Average                Yield/
                                                Balance    Interest   Rate(4)         Balance    Interest   Rate(4)
                                              ---------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans(1)(2)(3)                              $  658,363   $11,626     7.01%        $  750,374   $14,682     7.76%
  Taxable investment securities                  356,523     4,705     5.24%           218,670     3,319     6.02%
  Tax-exempt investment securities(3)             65,372     1,015     6.16%            57,639       960     6.61%
  Other short-term investments                     1,799        10     2.19%             1,674        17     3.94%
  Interest-earning deposits                        1,819        25     5.47%            12,690        97     3.02%
  Federal funds sold                              52,895       218     1.63%            28,608       232     3.22%
                                              ---------------------------------------------------------------------
Total interest-earning assets                  1,136,771    17,599     6.14%         1,069,655    19,307     7.16%

Non-interest-earning assets:
  Cash and due from banks                         42,547                                38,434
  Premises and equipment, net                     28,184                                28,928
  Other assets                                    43,373                                43,560
Less: Allowance for loan losses                  (8,893)                               (8,232)
                                              ----------                            ----------
TOTAL                                         $1,241,982                            $1,172,345
                                              ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Now accounts                                $  103,082   $   127     0.49%        $   88,791      $280     1.25%
  Money market accounts                          214,162       770     1.43%           239,103     1,875     3.11%
  Savings deposits                               124,620       300     0.95%           121,428       589     1.93%
  Time deposits                                  372,068     3,353     3.58%           353,543     4,958     5.56%
  Notes payable                                   17,638       146     3.28%            24,034       324     5.35%
  FHLB borrowings                                 47,500       624     5.21%            75,417       933     4.91%
  Federal funds purchased                              0         0     0.00%                30         0     0.00%
  Securities sold under agreement
   to repurchase                                  87,784       607     2.74%            18,788       211     4.46%
                                              ---------------------------------------------------------------------
Total interest-bearing liabilities               966,854     5,927     2.43%           921,134     9,170     3.95%

Non-interest-bearing liabilities:
  Demand deposits                                151,715                               138,666
  Other                                            9,297                                 4,975
                                              ----------                            ----------
Total liabilities                              1,127,866                             1,064,775
                                              ----------                            ----------
Stockholders' equity                             114,116                               107,570
                                              ----------                            ----------
TOTAL                                         $1,241,982                            $1,172,345
                                              ==========                            ==========
Net interest earning and interest rate
 spread                                                    $11,672     3.71%                     $10,137     3.21%
                                                           ================                      ================
Net yield on interest-earning assets                                   4.07%                                 3.76%
                                                                       ====                                  ====

-----------------------
(1)  For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)  Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
(3)  Taxable-equivalent adjustments are made in calculating interest income and yields using a 34% rate for all years presented.
(4)  Annualized.

     For the quarter ended September 30, 2002, the Company reported taxable-equivalent net interest income of $11.7 million, an increase of $1.5 million, or 15.1%, from the $10.1 million reported for the quarter ended September 30, 2001. The increase was mainly due to interest rates on deposits and borrowed funds continuing to reprice to lower rates. The taxable-equivalent yield on interest-earning assets (net interest margin) improved to 4.07% in the third quarter of 2002 from 3.76% in the third quarter of 2001.

     The Company's taxable-equivalent total interest income decreased $1.7 million for the quarter ended September 30, 2002 compared to the same period of 2001. The decrease was mainly due to decreases in rates earned on interest-earning assets during the preceding twelve months. Average loans outstanding decreased $92.0 million, or 12.3%, in the third quarter of 2002 over the third quarter of 2001. The decrease was due primarily to the sale of $100.0 million of long-term fixed-rate mortgages during the first quarter of 2002, partially offset by the acquisition of Liberty Bank in July 2001. For the quarter ended September 30, 2002, the taxable-equivalent yield on interest-earning assets was 6.14% compared to 7.16% for the quarter ended September 30, 2001. The third quarter 2002 loan yield was 7.01% compared to 7.76% in the third quarter of 2001. The decrease mainly resulted from the lower interest rate environment. The Company also experienced declines in the yields earned on its investment securities. For the quarter ended September 30, 2002, the yield earned on taxable investment securities decreased to 5.24% from 6.02% and the yields earned on tax-exempt investment securities decreased to 6.16% from 6.61% for the quarter ended September 30, 2001.

     The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 2.43% for the third quarter of 2002 from 3.95% for the third quarter of 2001. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In the third quarter of 2002, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 15.8% of the Company's interest-bearing liabilities compared to 12.8% in the third quarter 2001.

Provision for Loan Losses

     The provision for loan losses was $1.1 million in the third quarter of 2002 compared to $270 thousand in the third quarter of 2001. The increase reflects management's assessment of asset quality and risk inherent in the loan portfolio.

Other Income

     Total other income increased $386 thousand in the third quarter of 2002 over the third quarter of 2001. Other income in the third quarter of 2002 included a $625 thousand gain on the sale of non-bank related real estate. Other increases included service charges on deposit accounts, security commissions and management fees, and gains on sale of residential mortgage loans. These increases were partially offset by decreases in automated teller machines or "ATM" and merchant services, and investment securities gains. Service charges on deposit accounts increased $92 thousand due to increased fees on business accounts. Investment security gains were $330 thousand for the third quarter of 2001 compared to a small loss in the third quarter of 2002. ATM and merchant services decreased $53 thousand due to decreased volume.

Other Expenses

     Other expenses decreased $21 thousand in the third quarter of 2002 over the third quarter of 2001. The decrease was due to decreases in goodwill amortization of $513 thousand, legal and professional fees of $142 thousand, ATM and merchant services of $20 thousand, and advertising of $29 thousand. The decrease in goodwill amortization was due to the adoption of SFAS No. 142. These decreases were offset by increases in personnel costs, net occupancy and equipment expenses, and other expense. Personnel costs increased $474 thousand due to increased staff resulting from internal growth. Net occupancy and equipment expense increased $73 thousand and other expense increased $144 thousand due to increases in delivery and postage expenses office supplies, and charity and donations.

Income Taxes

     Income tax expense for the quarter ended September 30, 2002 was $1.3 million and was $1.1 million for the quarter ended September 30, 2001. The effective tax rate was 30.6% for the third quarter of 2002 compared to an effective rate of 35.9% for the third quarter of 2001. The difference in the effective tax rates was mainly due to the 2001 amortization of non-deductible goodwill expense.

Liquidity

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers' current needs. The Company had liquid assets of $78.8 million and $94.5 million at September 30, 2002 and December 31, 2001, respectively.

     On October 30, 2002, the Company announced that it had sold through a special purpose affiliate floating rate trust preferred securities in an aggregate liquidation amount of $15 million in a private placement. The securities have a variable dividend adjusted quarterly based on the London Interbank Offered Rate (LIBOR) plus 3.45%. The Company also announced on that date that its Board of Directors had approved the initiation of a "modified Dutch Auction" tender offer to repurchase up to 700,000 shares of its common stock at a price not greater than $16.50 and not less than $14.00 per share. The Company will use a portion of the proceeds from the trust preferred transaction to acquire shares in the tender offer. The Company commenced the tender offer on November 1, 2002 and has mailed to its shareholders of record a copy of an offer to purchase, letter of transmittal and related documents in connection with the tender offer. The Company also has filed those tender offer materials with the Securities and Exchange Commission along with an Issuer Tender Offer Statement on Schedule TO. The tender offer is scheduled to expire, unless extended, at 5:00 p.m., New York City time, on Friday, December 6, 2002.

Capital Resources

     There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 2002:

                                              Regulatory           Regulatory
                                                Minimum         Well-capitalized
                            Actual            Requirement         Requirement
                       -----------------   -----------------   -----------------
                                        (dollars in thousands)

                        Amount   Percent    Amount   Percent    Amount   Percent
                       -------   -------   -------   -------   -------   -------
Tier 1 leverage        $79,377     6.5%    $48,496     4.0%    $60,620     5.0%
Tier 1 risk-based
 capital               $79,377    10.0%    $31,850     4.0%    $47,774     6.0%
Risk-based capital     $87,933    11.0%    $63,699     8.0%    $79,624    10.0%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2001 annual report on Form 10-K

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1 Amended and Restated Certificate of Trust, dated October 29, 2002, among State Financial Services Corporation, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust I [Incorporated by reference to Exhibit 99(b)(i) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

          4.2 Indenture, dated October 29, 2002, between State Financial Services Corporation and Wilmington Trust Company, as Trustee [Incorporated by reference to Exhibit 99(b)(ii) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

          4.3 Guarantee, dated October 29, 2002, between State Services Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee [Incorporated by reference to Exhibit 99(b)(iii) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

          99.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

          99.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

     (b)  Reports of Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STATE FINANCIAL SERVICES CORPORATION
                                          (Registrant)


Date:  November 8, 2002                   /s/ Michael J. Falbo
      -------------------                 -------------------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer



Date:  November 8, 2002                   /s/ Timothy L. King
      -------------------                 -------------------------------------
                                          Timothy L. King
                                          Senior Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS


I, Michael J. Falbo, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of State Financial Services Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                   /s/ Michael J. Falbo
                                          -------------------------------------
                                          Michael J. Falbo
                                          President and Chief Executive Officer

I, Timothy L. King, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of State Financial Services Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                   /s/ Timothy L. King
                                          -------------------------------------
                                          Timothy L. King
                                          Senior Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------

4.1 Amended and Restated Certificate of Trust, dated October 29, 2002, among State Financial Services Corporation, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust I [Incorporated by reference to Exhibit 99(b)(i) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

4.2 Indenture, dated October 29, 2002, between State Financial Services Corporation and Wilmington Trust Company, as Trustee [Incorporated by reference to Exhibit 99(b)(ii) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

4.3 Guarantee, dated October 29, 2002, between State Services Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee [Incorporated by reference to Exhibit 99(b)(iii) to State Financial Services Corporation's Schedule TO-I filed on November 1, 2002]

99.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

99.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350