Form 10-K
period 2002-12-31
STATE FINANCIAL SERVICES CORP
filed 2003-03-18
CIK 745614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to___________

Commission File Number 0-018166

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

                                 (414) 425-1600
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant
to Section 12(b) of the Act:                    None

Securities registered pursuant                  Common Stock, $0.10 par value.
to Section 12(g) of the Act:                    Preferred Share Purchase Rights.


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes X    No
                                       ---     ---

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 28, 2002 was approximately $88,294,144.

As of March 11, 2003, there were 6,947,931 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2003 Annual Meeting (to be filed with the Commission under Regulation 14A within 120 days after the registrant's fiscal year end, and upon such filing, to be incorporated by reference into Part III.)

                                      INDEX

                                                                          Page
                                      PART I                              ----

ITEM 1.   BUSINESS                                                          1

ITEM 2.   PROPERTIES                                                        7

ITEM 3.   LEGAL PROCEEDINGS                                                 7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               8


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND                          8
          RELATED STOCKHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA                                           10

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           11
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                          29
          ABOUT MARKET RISK

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                     54
          ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                54

ITEM 11.  EXECUTIVE COMPENSATION                                            55

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                   55
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    56

ITEM 14.  CONTROLS AND PROCEDURES                                           56


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                      56
          REPORTS ON FORM 8-K

SIGNATURES                                                                  57

EXHIBITS FILED AS PART OF FORM 10-K                              Exhibit Index

                                     PART I

ITEM 1.   BUSINESS

     General

     State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company," "SFSC," or "Registrant." SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Hales Corners, Wisconsin. The Company owns State Financial Bank, National Association (the "Bank"), which operates through twenty-six locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities.

     In the fourth quarter, 2000, the Company consolidated its five bank and thrift charters into one nationally chartered bank. Prior to the consolidation, SFSC owned and operated State Financial Bank (Wisconsin), State Financial Bank-Waterford, State Financial Bank (Illinois), Bank of Northern Illinois, N.A. and Home Federal Savings and Loan Association of Elgin.

     Forward Looking Statements

     Certain matters discussed in this Annual Report are "forward-looking statements" that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements generally will include words such as "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are only made as of the date of this Annual Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Business Strategy

     SFSC is committed to community banking and places a high degree of emphasis on developing full service banking and financial services relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency, permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its market area. To be an effective community bank, SFSC believes the decision-making process must rest primarily in the offices with respect to their credit decisions and customer service. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

     The Bank seeks to develop and enhance full-service banking relationships through a systematic calling program directed at both existing customers and referral sources from its customer base, attorneys, accountants, and business people. The officers and employees of the Bank are actively involved in a variety of civic, charitable, and community organizations both as an additional referral source and as a service to their respective communities.

     Products and Services

     Through the Bank, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings, and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, individual retirement accounts, and club accounts. SFSC also offers a variety of brokerage and annuity products through the Bank's in-house securities representatives. The Bank's lending products include secured and unsecured commercial, commercial real estate, mortgage, construction, and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Bank's portfolio. The Bank provides lines of credit to commercial accounts and to individuals through home equity products. SFSC also originates residential real estate loans in the form of adjustable and long-term fixed-rate first mortgages, selling these originations in the secondary mortgage market with servicing released.

     The Company's acquisition efforts have focused on expanding its community banking network and directly providing complementary financial services such as securities brokerage to its banking customers. The Company has entered into strategic partnerships to provide ancillary financial product offerings such as insurance and asset management as part of its strategic objective to capitalize on these growing segments of the financial services industry. The Company believes this strategy is essential if it is to continue to compete effectively in the era of financial deregulation. The Company's goal is to build a large share of this business which is currently being provided to its banking customers by unaffiliated providers and to attract new customer relationships by providing a comprehensive source of financial services delivered in the community banking tradition of attention to personalized service and individual attention.

     Competition and Market Environment

     Each of the Bank's offices experiences substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies, consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and internet delivery systems, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and the variety of its products. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of service provided to both retail and commercial customers. The Company and the Bank also compete for customers by emphasizing the personalized service and individualized attention each provides to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering, through strategic partners, related financial products such as retail and commercial property and casualty insurance, asset management and financial planning, as well as directly offering brokerage activities. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

     Employees

     At December 31, 2002, the Company employed 310 full-time and 110 part-time employees. The Company considers its relationships with its employees to be good.

     The Bank and Its Consolidated Subsidiaries

     At or for the year ended December 31, 2002, the Bank (consolidated with its subsidiaries) had total assets of $1.3 billion, net loans of $735.7 million, total deposits of $940.9 million, stockholders' equity of $104.9 million and net income of $11.2 million. The Bank is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of deposits to demand, time, and savings accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. The Bank also sells annuities and other investments through in-house representatives.

     The Bank has three wholly-owned subsidiaries that are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of the Bank's investment portfolio with the objective of enhancing the overall return on the Bank's investment securities.

     Hales Corners Development Corporation ("HCDC") is a subsidiary that owns the real estate related to the Hales Corners and Muskego offices. In February 1999, HCDC accepted an Offer to Purchase eight rental properties adjacent to the Hales Corners location from a local developer. The property was sold in October 2002. The Company believes that the developer's intention is to level the existing properties and construct several retail outlets anchored by a newly constructed major food store.

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

     The GLB Act repeals the anti-affiliation provision of the Glass-Steagall Act and revises the Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking, and additional activities that are "financial in nature," incidental to financial activities or in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. SFSC has not elected to become a financial holding company.

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

     FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The OCC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. A depository institution's failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution's capital adequacy and risk classification. At December 31, 2002, SFSC and the Bank each met the "well-capitalized" definition of capital adequacy.

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

     Internet Access

     The Company's Internet address is http://www.statefinancialbank.com. The Company makes available free of charge (other than an investor's own Internet access charges) through its Internet website the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

     Directors

     Information is provided below with respect to the directors of SFSC.

     Name               Age    Positions Held with the Company
     --------------------------------------------------------------------

     Jerome J. Holz     75     Chairman of the Board of SFSC and Chairman
                                of the Board of SFBNA
     Michael J. Falbo   53     President, Chief Executive Officer, and
                                Director of SFSC; Vice Chairman, Chief
                                Executive Officer and Director of SFBNA
     Robert J. Cera     41     Executive Vice President and Director of
                                SFSC; President, Chief Operating
                               Officer and Director of SFBNA
     Richard A. Horn    78     Director of SFSC and SFBNA
     Ulice Payne, Jr.   47     Director of SFSC
     Thomas S. Rakow    60     Director of SFSC and SFBNA
     David M. Stamm     54     Director of SFSC and SFBNA
     Barbara E. Weis    47     Director of SFSC and SFBNA

     Executive Officers

     Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

     Name                 Age    Positions Held
     ------------------------------------------------------------------------

     John B. Beckwith      49    Senior Vice President of SFSC
                                 President, State Financial Bank, N.A.
                                  Metro Milwaukee Market
     Donna M. Bembenek     41    Senior Vice President, Sales and
                                  Marketing of SFSC
     Thomas M. Lilly       43    Senior Vice President of SFSC
                                 President, State Financial Bank, N.A.
                                  Stateline Market
     Michael A. Reindl     43    Senior Vice President and Treasurer of SFSC
                                 Secretary of SFSC
                                 Secretary of State Financial Bank, N.A.
     Daniel L. Westrope    53    Senior Vice President and Chief Financial
                                   Officer of SFSC

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

     Daniel L. Westrope was elected Chief Financial Officer of SFSC in January 2003. Mr. Westrope has served as Senior Vice President of SFSC since joining the Company in 1998. From October 2000 to December 2002 Mr. Westrope served as President of State Financial Bank, N.A.'s Suburban Market, which includes eleven full service branch locations in Illinois. From December 1998 to October 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to joining the Company, Mr. Westrope was employed by First Union Securities (1995 to 1998) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope served as a Director of State Financial Bank, N.A. from October 2000 to December 2002.

ITEM  2.  PROPERTIES

     The following table sets forth the owned/leased locations of the Company's banking offices.

                                                                          Year
                                                               Year     Acquired  Square   Leased
      Office                  Address              County   Originated  by SFSC    Feet    Owned
-------------------------------------------------------------------------------------------------
Hales Corners, WI   10708 W. Janesville Rd.      Milwaukee     1910         (7)    37,000  Owned
Muskego, WI         S76 W17655 Janesville Rd.    Waukesha      1968         (7)     2,680  Owned
Milwaukee, WI       2650 N. Downer Ave.          Milwaukee     1971        1985     3,000  Leased
Milwaukee, WI       815 N. Water St.             Milwaukee     1989        1989    11,793  Leased
Milwaukee, WI       4623 W. Lisbon Ave.          Milwaukee     1986        2001     2,000  Owned
Whitefish Bay, WI   312 E. Silver Spring Dr.     Milwaukee     1995        2001     1,300  Leased
Fox Point, WI       8607 N. Port Washington Rd.  Milwaukee     1996        2001     1,000  Owned
Greenfield, WI (1)  4811 S. 76th St.             Milwaukee     1978        1987     9,000  Leased
Glendale, WI (2)    7020 N. Port Washington Rd.  Milwaukee     1990         (7)     7,500  Leased
Brookfield, WI      12600 W. North Ave.          Waukesha      1990        1992     4,800  Owned
Waukesha, WI (5)    1700 Coral Ave.              Waukesha      2000         (7)     8,836  Owned
New Berlin, WI      15505 W. National Ave.       Waukesha      1998        2001     3,124  Owned
Waterford, WI       217 N. Milwaukee St.         Racine        1906        1995    10,100  Owned
Burlington, WI      1050 Milwaukee Ave.          Racine        1997         (7)     6,300  Leased
Elkhorn, WI (4)     850 N. Wisconsin St.         Walworth      1999         (7)     9,200  Owned
Richmond, IL (3)    10910 Main St.               McHenry       1920        1997    16,030  Owned
Elgin, IL           16 N. Spring St.             Kane          1883        1998    34,169  Owned
South Elgin, IL     300 N. McLean Blvd.          Kane          1996        1998     5,200  Owned
West Elgin, IL (6)  2001 Larkin Ave.             Kane          2001         (7)    29,380  Owned
Bartlett, IL        200 Bartlett Ave.            Cook          1979        1998     5,418  Owned
Crystal Lake, IL    180 Virginia St.             McHenry       1974        1998     8,268  Owned
Roselle, IL         56 E. Irving Park Rd.        Du Page       1975        1998     3,800  Owned
Waukegan, IL        1 S. Genessee                Lake          1852        1999    21,000  Owned
Gurnee, IL          1313 N. Delany               Lake          1987        1999    15,000  Owned
Glenview, IL        1301 Waukegan Rd.            Cook          1960        1999     7,500  Owned
Libertyville, IL    929 N. Milwaukee Ave.        Lake          1993        1999     4,200  Owned
-------------------------------------------------------------------------------------------------
(1)  The Bank leases this property from Edgewood Plaza Joint Venture. See "Certain Transactions and Other Relationships with Management and Principal Shareholders" in the Company's Proxy
     Statement for further information.
(2)  The Bank leases approximately 1,200 square feet to a third party.
(3)  The Bank leases approximately 2,960 square feet to third parties.
(4)  The Bank leases approximately 5,400 square feet to third parties.
(5)  The Bank leases approximately 4,800 square feet to third parties.
(6)  The Bank leases approximately 3,000 square feet to third parties.
(7)  Organized by the Bank or a predecessor thereof.

ITEM  3. LEGAL PROCEEDINGS

     From time to time, the Company and the Bank are party to legal proceedings arising out of their general lending activities and other operations. In February 2002, an action was filed against SFSC in the Circuit Court in Rock County, Wisconsin. The plaintiffs in the litigation allege that in April 2001 an employee of SFSC wrongfully issued and then SFSC refused to honor cashier's checks issued on behalf of a customer of SFSC. The allegations arise out of an apparent scheme perpetrated by a mutual customer of one of the plaintiffs, a credit union, and SFSC. The plaintiffs seek recovery of $1.5 million plus fees and expenses. The Company has established a reserve to cover anticipated costs to cover the pending litigation, but believes the action is without merit and intends to defend its position vigorously in the litigation. The resolution of this matter is not expected to have a material adverse effect on the Company's financial condition or result of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Market Price and Dividends for Common Stock

     At March 17, 2003, there were approximately 1,177 shareholders of record and 2,529 estimated additional beneficial shareholders for an approximate total of 3,706 shareholders of the Company's Common Stock.

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

     The following table sets forth the historical market price of and dividends declared with respect to the Common Stock since January 1, 2001:

           Quarter Ended            High         Low       Dividend
           --------------------------------------------------------
           March 31, 2001          $11.76       $8.10        $0.12
           June 30, 2001            12.48       10.91         0.12
           September 30, 2001       13.34       10.55         0.12
           December 31, 2001        12.12       11.04         0.12

           March 31, 2002          $13.67      $10.58        $0.12
           June 30, 2002            15.33       12.98         0.12
           September 30, 2002       15.50       12.94         0.12
           December 31, 2002        16.86       13.68         0.12
           --------------------------------------------------------

Recent Sale of Unregistered Securities

     On October 29, 2002, the Company sold through a wholly owned statutory business trust (the "Trust") floating rate trust preferred securities (the "Preferred Securities") in an aggregate liquidation amount of $15,000,000 in a private placement. The Preferred Securities have a variable dividend adjusted quarterly based on the London Interbank Offered Rate (LIBOR) plus 3.45%. The Company has guaranteed the Preferred Securities with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in a Guarantee Agreement between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee. The Trust invested the proceeds from the sale of the Preferred Securities in an equivalent amount of floating rate junior subordinated debt securities due 2032 (the "Subordinated Debt Securities") of the Company bearing an interest rate equal to the dividend rate on the Preferred Securities. The terms of the Subordinated Debt Securities are set forth in an Indenture between the Company and Wilmington Trust Company, as trustee. The Subordinated Debt Securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to the Company's present and future senior debt (as defined in the Indenture) and certain other financial obligations of the Company.

     After the payment of placement fees, the Company received approximately $14,500,000 in net proceeds from these transactions. The Company used the net proceeds for general corporate purposes and to fund the costs and expenses of repurchasing 715,695 shares of its common stock pursuant to a Dutch Auction tender offer that expired on December 6, 2002. The Company and the Trust issued these securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration thereunder available under Section 4(2) of the Securities Act.

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

     The Company's stock quotation appears in the Wall Street Journal, the Milwaukee Journal/Sentinel, and other publications usually as "State Financial."

     Dividend Reinvestment Plan

     The Company has a Dividend Reinvestment Plan (the "DRP") for the benefit of all shareholders. The DRP is administered by American Stock Transfer & Trust Company. Under the DRP, registered shareholders of the Company can elect to have their dividends reinvested to purchase additional shares of the Company's Common Stock. Registered shareholders of the Company receive an Enrollment Form for the DRP with each dividend check. For further information on the DRP, please contact Michael A. Reindl, Senior Vice President and Treasurer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call
(414) 425-1600.

     Form 10-K

     The Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission is available upon request without charge to shareholders of record. Please contact Daniel L. Westrope, Senior Vice President and Chief Financial Officer, State Financial Services Corporation, 10708 West Janesville Road, Hales Corners, Wisconsin 53130, or call (414) 425-1600.

     Annual Meeting

     The annual meeting of shareholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, May 7, 2003 at The Milwaukee Brewers Baseball Club, Miller Park, One Brewers Way, Milwaukee, WI 53214.

           Financial Information                            Transfer Agent
--------------------------------------------------------------------------------
Daniel L. Westrope                                    American Stock Transfer &
Senior Vice President and Chief Financial Officer      Trust Company
State Financial Services Corporation                  59 Maiden Lane
10708 West Janesville Road                            Plaza Level
Hales Corners, Wisconsin 53130                        New York, New York 10038
(414) 425-1600                                        Toll free  (800) 937-5449
                                                      Direct     (718) 921-8124
                                                      Facsimile  (718) 236-2641
                                                      Internet   www.amstock.com

     Equity Compensation Plan Information

     Certain information about the Company's equity compensation plan is contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM  6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of State Financial Services Corporation (hereinafter referred to as the "Company") and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):

                                                                As of or for the years ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                      2002          2001          2000         1999          1998
-------------------------------------------------------------------------------------------------------------------
Condensed Income Statement:
Total interest income (taxable equivalent)(1)       $69,659       $75,499       $79,039      $66,610       $58,397
Total interest expense                               23,400        35,619        41,693       30,132        25,923
-------------------------------------------------------------------------------------------------------------------
Net interest income                                  46,259        39,880        37,346       36,478        32,474
Provision for loan losses                             2,400         3,855           810          750           690
Other income                                         12,358        12,303         5,806        7,993         6,965
Other expense                                        38,799        39,173        36,297       30,963        34,801
-------------------------------------------------------------------------------------------------------------------
Income before income tax                             17,418         9,155         6,045       12,758         3,948
Income tax                                            4,794         3,724         1,925        4,333         1,981
Less taxable equivalent adjustment                    1,471         1,297         1,122          993           810
-------------------------------------------------------------------------------------------------------------------
Net income                                          $11,153        $4,134        $2,998       $7,432        $1,157
-------------------------------------------------------------------------------------------------------------------
Per common share data:
Basic earnings per share                              $1.52         $0.55         $0.38        $0.80         $0.12
Diluted earnings per share                             1.51          0.55          0.38         0.80          0.12
Dividends declared                                     0.48          0.48          0.48         0.48          0.48
Book Value                                            15.10         13.66         13.33        12.79         13.36

Balance sheet totals:
Total assets                                     $1,316,824    $1,171,053    $1,080,786   $1,090,024      $828,369
Loans, net of allowance                             735,719       745,786       660,909      742,196       607,949
Allowance for loan losses                             8,805         7,900         7,149        6,905         4,485
Deposits                                            940,874       954,459       859,356      847,051       652,905
Borrowed funds                                      229,037        86,287        99,120       89,634        29,117
Notes payable                                        30,700        15,653         7,309       39,959         6,750
Shareholders' equity                                104,933       106,360       106,499      109,668       134,637

Financial Ratios:
Return on average assets                               0.91%         0.36%         0.27%        0.78%         0.15%
Return on average equity                               9.96          3.79          2.73         6.00          0.86
Dividend payout ratio                                 30.95         86.90        125.58        58.77        457.38
Allowance for loan losses to total loans               1.18          1.05          1.07         0.92          0.73

Non-performing assets to total assets                  0.99          0.89          0.84         0.50          0.47
Net charge-offs to average loans                       0.22          0.55          0.08         0.08          0.10
-------------------------------------------------------------------------------------------------------------------

1.   Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate in 2002, and 34% in prior years is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

2.   All dividends represent the amount per share declared by the Company for each period presented.

     Selected Quarterly Financial Data

     The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data).


                                             2002                                        2001
--------------------------------------------------------------------------------------------------------------

                             12/31      9/30      6/30      3/31         12/31      9/30      6/30      3/31
--------------------------------------------------------------------------------------------------------------
Interest income             $16,786   $17,234   $17,144   $17,024       $18,097   $18,950   $18,162   $18,993
Interest expense              5,944     5,927     5,563     5,966         7,440     9,169     9,125     9,885
--------------------------------------------------------------------------------------------------------------
Net interest income          10,842    11,307    11,581    11,058        10,657     9,781     9,037     9,108
Provision for loan losses       450     1,050       450       450         3,045       270       270       270
Other income                  3,563     3,373     2,696     2,726         3,248     2,937     3,517     2,601
Other expense                10,001     9,487     9,744     9,567        11,896     9,459     9,135     8,683
--------------------------------------------------------------------------------------------------------------
Income (loss) before
 income tax                   3,954     4,143     4,083     3,767       (1,036)     2,989     3,149     2,756
Income tax                    1,094     1,267     1,279     1,154           291     1,074     1,335     1,024
--------------------------------------------------------------------------------------------------------------
Net income (loss)            $2,860    $2,876    $2,804    $2,613      ($1,327)    $1,915    $1,814    $1,732
--------------------------------------------------------------------------------------------------------------
Net income (loss) per
 share:
   Basic                      $0.40     $0.39     $0.38     $0.35       $(0.18)     $0.26     $0.24     $0.23
   Diluted                     0.39      0.39      0.37      0.35        (0.18)      0.26      0.24      0.23
Dividends per share            0.12      0.12      0.12      0.12         0.12       0.12      0.12      0.12
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion is intended as a review of the significant factors affecting the Company's financial condition and results of operations as of and for the year ended December 31, 2002, as well as providing comparisons with previous years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

     Application of Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

     All significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

     Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company's financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of Management's discussion.

NET INCOME AND DIVIDENDS

     For the years ended December 31, 2002, 2001, and 2000, the Company reported net income of $11.2 million, $4.1 million, and $3.0 million, respectively. For comparative purposes net income, adjusted to exclude the effects of adopting SFAS 142, for the years ended December 31, 2002, 2001, and 2000 was $11.2 million, $8.2 million, and $5.0 million, respectively. An additional $2.0 million provision for loan losses and approximately $2.0 million loss to liquidate its asset management subsidiary impacted earnings in 2001. Expenses in 2000 of approximately $4.7 million related to the Company's consolidation of its five bank and thrift charters into one nationally chartered bank impacted earnings for that year. The Company's reported return on average assets for the years ended December 31, 2002, 2001, and 2000 was 0.91%, 0.36%, and 0.27%,
respectively. Reported return on average equity for the same periods was 9.96%, 3.79%, and 2.73%. On a per share basis, basic earnings were $1.52 for 2002, $0.55 for 2001, and $0.38 for 2000. The Company declared per share dividends of $0.48 for each year ended December 31, 2002, 2001, and 2000.

Income Statement Analysis

     Net Interest Income

     Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measurement of the Company's effectiveness in managing its interest rate sensitivity. For the year ended December 31, 2002, taxable-equivalent net interest income improved $6.4 million to $46.3 million. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for an increase of $0.9 million while changes in interest rates accounted for an increase of $5.5 million in taxable-equivalent net interest income.

     Rate changes most fundamentally impacted the components of the Company's consolidated taxable-equivalent net interest income in 2002. Taxable-equivalent total interest income decreased $5.9 million in 2002 mainly due to the significant declining rate environment, offset by the increase in the volume of average total outstanding interest-earning assets resulting from the inclusion of the Liberty acquisition and changes in the composition of the Company's interest earning assets. As a result of the volume increase, interest income improved $3.3 million for the year ended December 31, 2002. Interest income decreased by $9.2 million due to the declining interest rate environment.

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

     The Company experienced a decrease in the interest rate on its funding costs in 2002 to 2.45% from 4.00% for the year ended December 31, 2001. The decreased funding cost was mainly due to the significant declining rate environment. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In 2002, notes payable, Federal

Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to 17.1% of the Company's average interest-bearing liabilities from 13.5% in 2001. For the year ended December 31, 2002, average money market accounts comprised 23.1% of the Company's average interest-bearing liabilities compared to 24.5% for 2001. Time deposits comprised 36.4% of the Company's average interest-bearing liabilities in 2002 compared to 38.2% in 2001.

     The Company's net yield on interest-earning assets (net interest margin) increased to 4.15% for the year ended December 31, 2002 from 3.84% for the year ended December 31, 2001 as a result of the aforementioned factors. For the year ended December 31, 2002, average loans comprised 61% and average investments comprised 39% of the Company's interest-earning assets compared to 70% for average loans and 30% for average investments for the year ended December 31, 2001. The 2002 decrease in average loans outstanding and increase in average investments outstanding was primarily due to the Company's securitization of mortgage loans and retention of the underlying securities created therefrom to enhance balance sheet liquidity. The combined impact of these changes resulted in a decrease in the Company's taxable-equivalent yield on interest-earning assets to 6.25% in 2002 from 7.26% in 2001.

     The Company's 2001 cost of funds decreased to 4.00% from 4.77% for the year ended December 31, 2000, due primarily to a lower interest rate environment, a decreased percentage of interest-bearing liabilities in wholesale borrowings and decreased debt incurred to fund the Company's stock repurchase activities. Short-term borrowings decreased in 2001 to 13.5% of the Company's average interest-bearing liabilities compared to 16.9% in 2000. For the year ended December 31, 2001, average money market accounts comprised 24.5% of the Company's average interest-bearing liabilities compared to 21.5% for 2000. Time deposits comprised 38.2% of the Company's average interest-bearing liabilities in 2001 compared to 34.2% in 2000.

     The following table sets forth average balances, related interest income and expense, and effective interest yields and rates for the years ended December 31, 2002, 2001, and 2000 (dollars in thousands):

                                         2002                           2001                           2000
----------------------------------------------------------------------------------------------------------------------------
                              Average               Yield/     Average               Yield/    Average                Yield/
                              Balance    Interest    Rate      Balance    Interest    Rate     Balance     Interest    Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1,2,3)               $683,069    $47,196    6.91%     $724,543    $56,569    7.81%     $726,027    $60,018    8.24%
  Taxable investment
   securities                  334,460     17,795    5.32       229,884     14,437    6.28       221,313     15,141    6.82
  Tax-exempt investment
   securities(3)                65,124      4,103    6.30        51,873      3,476    6.70        41,710      2,921    6.98
  Other short-term
   investments                     490         10    2.04           788         31    3.91           591         39    6.66
  Interest-earning deposits      1,505         82    5.45         8,740        310    3.56         7,697        383    4.95
  Federal funds sold            29,725        473    1.59        23,937        676    2.82         7,833        537    6.84
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning
 assets                      1,114,373     69,659    6.25     1,039,765     75,499    7.26     1,005,171     79,039    7.84
----------------------------------------------------------------------------------------------------------------------------
Non-interest-earning
 assets:
  Cash and due from banks       44,486                           39,576                           35,730
  Premises and equipment,
   net                          28,273                           27,452                           24,519
  Other assets                  47,009                           38,933                           40,971
  Less allowance for loan
   losses                       (8,504)                          (7,651)                          (7,121)
----------------------------------------------------------------------------------------------------------------------------
TOTAL                       $1,225,637                       $1,138,075                       $1,099,270
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  NOW accounts                 $99,007       $492    0.50%      $89,546     $1,066    1.19%     $102,487     $1,714    1.67%
  Money market accounts        220,235      3,139    1.43       220,998      7,213    3.26       187,436      9,274    4.93
  Savings deposits             124,604      1,147    0.92       120,275      2,295    1.91       136,672      3,634    2.65
  Time deposits                348,074     12,899    3.71       340,441     18,835    5.53       298,187     17,084    5.71
  Notes payable                 18,844        683    3.62        15,999        913    5.71        33,758      2,781    8.22
  FHLB borrowings               55,332      2,705    4.89        83,714      4,303    5.14        89,062      5,600    6.27
  Federal funds purchased        2,021         38    1.88         2,338        144    6.16        11,525        829    7.17
  Securities sold under
   agreement to repurchase      87,152      2,297    2.64        17,936        849    4.73        12,440        777    6.23
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   955,269     23,400    2.45       891,247     35,618    4.00       871,567     41,693    4.77
----------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
 liabilities:
  Demand deposits              149,640                          130,259                          113,305
  Other                          8,733                            7,417                            4,723
----------------------------------------------------------------------------------------------------------------------------
Total liabilities            1,113,642                        1,028,923                          989,595
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity           111,995                          109,152                          109,675
----------------------------------------------------------------------------------------------------------------------------
TOTAL                       $1,225,637                       $1,138,075                       $1,099,270
----------------------------------------------------------------------------------------------------------------------------
Net interest earning and
 Interest rate spread                     $46,259    3.80%                 $39,881    3.26%                 $37,346    3.07%
----------------------------------------------------------------------------------------------------------------------------
Net yield on interest-
 earning assets                                      4.15%                            3.84%                            3.71%
----------------------------------------------------------------------------------------------------------------------------
1.   For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
2.   Interest earned on loans includes loan fees, which are not material in amount.
3.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate for 2002, and 34%
     for all prior years presented.

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

                                                 2002 Compared to 2001             2001 Compared to 2000
                                             -----------------------------     ----------------------------
                                              Increase/(Decrease) Due to        Increase/(Decrease) Due to
-----------------------------------------------------------------------------------------------------------
                                              Volume      Rate       Net        Volume     Rate      Net
-----------------------------------------------------------------------------------------------------------
Interest earned on:
  Loans(1,2)                                 $ (3,110)  $(6,263)  $(9,373)       $(123)  $(3,326)  $(3,449)
  Taxable investment securities                 5,819    (2,461)    3,358          569    (1,274)     (705)
  Tax-exempt investment securities(2)             844      (217)      627          685      (130)      555
  Other short-term investments                     (9)      (12)      (21)          11       (19)       (8)
  Interest-earning deposits                      (340)      112      (228)          47      (118)      (71)
  Federal funds sold                              136      (339)     (203)         599      (461)      138
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets                   3,340    (9,180)   (5,840)       1,788    (5,328)   (3,540)
Interest paid on:
  NOW accounts                                    102      (676)     (574)        (198)     (450)     (648)
  Money market accounts                           (25)   (4,049)   (4,074)       1,463    (3,524)   (2,061)
  Savings deposits                                 80    (1,228)   (1,148)        (400)     (939)   (1,339)
  Time deposits                                   414    (6,350)   (5,936)       2,362      (611)    1,751
  Notes payable, FHLB borrowings, federal
   funds purchased, and securities sold
   under agreement to repurchase                1,861    (2,347)     (486)      (1,634)   (2,144)   (3,778)
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              2,432   (14,650)  (12,218)       1,593    (7,668)   (6,075)
-----------------------------------------------------------------------------------------------------------
Net interest income                              $908    $5,470    $6,378         $195    $2,340    $2,535
-----------------------------------------------------------------------------------------------------------
1.   Interest earned on loans includes loan fees, which are not material in amount.
2.   Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate for 2002, and 34% for all prior years presented.


     Provision for Loan Losses

     The provisions for loan losses were $2.4 million, $3.9 million, and $810.0 thousand for the years ended December 31, 2002, 2001, and 2000, respectively. The decrease of $1.5 million in 2002 compared to 2001 is due to a $2.0 million additional provision in 2001 offset by management's decision to increase the Allowance in 2002. The increase in 2001 compared to 2000 is due to an additional $2.0 million provision related to credit impairment on one specific loan and the Liberty acquisition. The increases in annual provision reflect the change in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in real estate mortgages.

     Other Income

     Other income in 2002 increased $55.0 thousand from 2001 due to increases in service charges on deposit accounts, gains on mortgage origination sales, and other income offset by decreases in automated teller machine ("ATM") and merchant services, security commissions and management fees, and investment security gains. Other income in 2001 increased $6.5 million from 2000 mainly due to a loss in 2000 of $2.5 million from the sale of approximately $90.0 million in fixed-rate mortgage loans and losses on the sale of investment securities that had yields below market interest rates. Exclusive of the losses, total other income increased $4.0 million mainly due to increases in ATM and merchant services, investment securities gains, gains on mortgage origination sales, and other income offset by decreases in service charges on deposit accounts and security commissions and management fees. The composition of other income is shown in the following table (dollars in thousands).

                                                   Years ended December 31,
------------------------------------------------------------------------------
                                                 2002        2001        2000
------------------------------------------------------------------------------
Service charges on deposit accounts            $2,626      $2,089      $2,134
ATM and Merchant services                       3,057       3,122       2,654
Security commissions and management fees          468         738       1,149
Investment securities gains, net                  509       1,925          39
Gain (loss) on sale of loans                    3,151       2,315      (1,549)
Other                                           2,547       2,114       1,379
------------------------------------------------------------------------------
Total other income                            $12,358     $12,303      $5,806
------------------------------------------------------------------------------

     For the year ended December 31, 2002 service charges on deposit accounts increased $537.0 thousand compared to 2001 due to a full year inclusion of Liberty's results compared to a half a year in 2001 and increased fees on business accounts. Service Charges decreased $45.0 thousand for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     ATM service charges are the terminal usage fees charged to non-customers and the fees received from other institutions resulting from their customers' usage of the Company's automated teller machines. Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category decreased $65.0 thousand in 2002 compared to 2001 due to decreased volume from the ATM machines offset by increased volume from merchant services. The reduced volume from the ATM machines is due to the removal of several machines. ATM and merchant services increased $468.0 thousand in 2001 compared to 2000 due to ATM service charges from the acquired Liberty machines and a full year of the added merchant services in the Illinois area.

     Security commissions and management fees are the fees received from the Company's investment and asset management services and brokerage activities. For the year ended December 31, 2002 security commissions and management fees decreased $270.0 thousand compared to 2001. For the year ended December 31, 2001 security commissions and management fees decreased $411.0 thousand compared to 2000. The decreases in both years were mainly due to the economic environment, a decline in investment related activities, and the sale of the Company's asset management subsidiary during 2001.

     The Company realized $509.0 thousand in net investment security gains for the year ended December 31, 2002 due to the sale of marketable equity securities, which resulted in a net gain of $286.0 thousand. The remaining net gain of $223.0 thousand was due to the sale of investment securities as part of restructuring the investment portfolio. For the year ended December 31, 2001, the Company realized $1.9 million in net investment security gains due to the sale of approximately $96.7 million of investment securities. For the year ended December 31, 2000, the Company realized $39.0 thousand in investment security gains.

     The gain of $3.2 million on sale of loans for the year ended December 31, 2002 and the gain of $2.3 million for the year ended December 31, 2001 were both due to increased refinancing activity on residential mortgages. The loss on sale of loans of $1.5 million for the year ended December 31, 2000 was mainly due to a $2.3 million loss from balance sheet restructuring offset by $751.0 thousand in gains on mortgage origination sales.

     Other income increased $433.0 thousand in 2002 and $735.0 thousand in 2001. The increase in 2002 was mainly due to a gain of approximately $668.0 thousand from the sale of rental property that was adjacent to the Hales Corners office and approximately $258.0 thousand of income related to bank owned life insurance. The increases in 2002 were offset by reduced rent income from the sale of the rental properties and also by the distribution received in 2001 on the exchange of an ATM service provider's common stock. The increase in 2001 was mainly due to a distribution received on exchange of common stock resulting from the merger of an ATM service provider. In addition to this distribution there were increases in retail sales commissions, insurance commission, mortgage origination fees, and building rent.

     Other Expense

     Other expense decreased $374.0 million for the year ended December 31, 2002. Other expense increased $2.9 million for the year ended December 31, 2001, which included a $2.0 million loss from the liquidation of the asset management subsidiary. The composition of other expense is shown in the following table (dollars in thousands).

                                                 Years ended December 31,
----------------------------------------------------------------------------
                                                 2002       2001       2000
----------------------------------------------------------------------------
Salaries and employee benefits                $18,564    $16,700    $14,671
Occupancy and equipment                         6,529      6,237      6,008
Data processing                                 2,170      2,047      1,918
Legal and professional                          1,901      1,883      1,682
ATM and Merchant services                       2,140      2,207      1,847
Consolidation and merger-related charges            0          0      2,230
Advertising                                     1,131      1,015      1,223
Goodwill amortization                               0      4,063      2,053
Other                                           6,364      5,021      4,665
----------------------------------------------------------------------------
Total other expense                           $38,799    $39,173    $36,297
----------------------------------------------------------------------------

     Salaries and employee benefits increased $1.9 million in 2002 due to a full year inclusion of the Liberty acquisition and increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market. In 2001 salaries and employee benefits increased $2.0 million mainly due to increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market, the Liberty acquisition, and additional staff associated with opening a new office.

     Occupancy and equipment expense increased $292.0 thousand in 2002 due to a full year inclusion of the additional six locations from the Liberty acquisition. Occupancy and equipment expense increased $229.0 thousand in 2001 due to the Liberty acquisition and a newly constructed office in West Elgin offset by decreases in repair and maintenance and service contracts.

     During 2002, data processing expense increased $123.0 thousand due to a full year inclusion of the Liberty acquisition. Data processing expense increased $129.0 thousand in 2001 compared to 2000 due to the additional expense related to the Liberty acquisition.

     Legal and professional fees increased $18.0 thousand in 2002 and $201.0 in 2001, due to certain legal matters, acquisitions and increased audit costs resulting from the Company's growth over the preceding two years.

     ATM expense is the fees charged by the Company's service provider for the Company's customer use of automated teller machines that are not owned by the Company. Merchant service expense results from providing the Company's business customers the ability to accept credit cards in payment for goods and services. For the year ended December 31, 2002, ATM and merchant services decreased $67.0 thousand due to decreased volume from the ATM machines offset by increased volume from merchant services. The reduced volume from the ATM machines is due to the removal of several machines. For the year ended December 31, 2001, ATM and merchant services increased $360.0 thousand due to increased customer volume for merchant services.

     In the third quarter, 2000, the Company recorded a non-recurring consolidation charge of approximately $2.2 million related to the charter consolidation of the Company's five banks. The charge included expense for employee severance, branch closure, and data processing conversion

     Advertising expense increased $116.0 thousand in 2002, as the Company executed a local branding initiative, and decreased $208 thousand in 2001.

     Goodwill amortization decreased $4.1 million in 2002 as a result of the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets" under which goodwill is no longer amortized but is instead tested annually for impairment. Goodwill of $2.0 million was deemed impaired and written off in 2001 due to the liquidation of the asset management subsidiary.

     Other expense increased $1.3 million in 2002 mainly due to a larger number of branches resulting from the Liberty acquisition, increases in delivery and postage, insurance expense, and corresponding bank service charges. Other expense increased $356.0 thousand in 2001 mainly due to increased delivery and postage, office supplies, ORE expense, and charity and donations, offset by decreases in correspondent bank service charges and core deposit intangible.

     Income Tax

     The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for 2002 was 30.1% compared to 47.4% in 2001 and 39.1% in 2000. The effective tax rate for 2002 was affected by the adoption of SFAS No.
142. The effective tax rate for 2001 was affected by the write-off of goodwill related to the liquidation of the asset management subsidiary. Provisions for income tax were $4.8 million, $3.7 million, and $1.9 million for the years 2002, 2001, and 2000, respectively. Income tax expense increased $1.1 million in 2002 and $1.8 million in 2001 due to increased taxable income in both years.

Balance Sheet Analysis

     The composition of assets and liabilities are generally the result of management decisions influenced by market forces. The Company reported total assets at December 31, 2002 of $1.3 billion and $1.2 billion at December 31, 2001.

     Lending Activities

     The Company's largest asset category continues to be loans. The Company's gross loans, as a percentage of total deposits, were 79.1% at December 31, 2002 compared to 79.0% at December 31, 2001. The following table shows the Company's loan portfolio composition on the dates indicated (dollars in thousands).

                                                               At December 31,
---------------------------------------------------------------------------------------------------------------------
                                    % of               % of               % of               % of               % of
                           2002     total     2001     total     2000     total     1999     total     1998     total
---------------------------------------------------------------------------------------------------------------------
Commercial               $156,816   21.1%   $151,125   20.1%   $139,865   20.9%   $129,470   17.3%   $56,675     9.3%
Commercial Real Estate    330,151   44.3     179,587   23.8     115,427   17.3     100,914   13.5     67,958    11.1
Real Estate Mortgage      194,225   26.1     343,108   45.5     329,658   49.3     445,624   59.5    438,886    71.7
Installment                55,323    7.4      71,797    9.5      70,668   10.6      62,180    8.3     37,519     6.1
Other                       8,009    1.1       8,069    1.1      12,440    1.9      10,913    1.5     11,395     1.9
---------------------------------------------------------------------------------------------------------------------
Total Loans              $744,524           $753,686           $668,058           $749,101          $612,433

---------------------------------------------------------------------------------------------------------------------

     Total loans outstanding decreased $9.2 million in 2002, due to the conversion of approximately $100.0 million of long-term fixed-rate mortgages into a mortgage-backed security during the first quarter of 2002. The decrease from the conversion was substantially offset by increased loan growth, mainly in the commercial real estate category. Total loans outstanding increased $85.6 million in 2001 mainly due to the acquisition of Liberty Bank.

     The Company continues to emphasize commercial and commercial real estate lending. Commercial loans increased $5.7 million in 2002. Commercial loans increased $11.3 million in 2001 due to the Liberty acquisition and internal loan growth. Commercial loans are underwritten according to the Company's loan policy, which sets forth the amount of credit which can be extended based upon the borrower's cash flow, debt service capacity, leverage and discounted collateral value. Commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the business. In recognition of specific borrower risk, as well as inherent risk due to the general economic environment, the Company emphasizes capacity to repay the loan, adequacy of the borrower's capital, an evaluation of the industry conditions affecting the borrower, and current credit file documentation. The Company's commercial loans are typically secured by the borrower's business assets such as, inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guarantees of the principals.

     Commercial real estate mortgages represent the Company's largest loan category, comprising 44.3% of the loan portfolio at December 31, 2002 and 23.8% at December 31, 2001. Commercial real estate activity increased $150.6 million in 2002 compared to 2001 primarily due to strong local conditions. Commercial real estate activity increased $64.2 million in 2001 compared to 2000 mainly due to the Liberty acquisition and internal loan growth. The Company's commercial real estate loans continue to be primarily focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company's primary market areas subject to a maximum 75% loan to value ratio pursuant to its loan policy. Loans for construction and land development are generally secured by the property under construction or development up to a maximum loan to value of 75% of estimated cost or appraisal value of the completed project, whichever is less. The Company further monitors construction and land development credits by disbursing draws under the credit commitment upon satisfactory title company inspections of construction progress and evidence of proper lien waivers. The borrower's creditworthiness and the economic feasibility and cash flow abilities of the project are fundamental concerns in the Company's commercial real estate and construction/land development lending. Loans secured by commercial property, whether existing or under construction, and land development are generally larger in size and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties, businesses, or developments. As a result, the value of properties securing such loans are likely to be subject to the local real estate market and general economic conditions, including movements in interest rates. The Company generally writes commercial real estate loans for maturities up to five years although the total amortization period may be as long as twenty-five years, amortized monthly. The Company generally writes construction and land development loans on terms up to a maximum of 24 months and requires the borrower to make defined principal reductions at stated intervals during that term. The Company additionally attempts to have construction credits further supported by end mortgage commitments, wherever possible. The Company will generally make credit extensions for land development projects to experienced, strong borrowers with adequate outside liquidity to support the project in the event the actual project performance is slower than projection.

     The Company's real estate loans, like all of the Company's loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines, which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the real estate loan portfolio as of December 31, 2002.

-----------------------------------------------------------------------------
Commercial real estate                                              57.36%
1-4 family first liens on residential real estate                   19.19
Multifamily residential                                              5.76
1-4 family junior liens on residential real estate
 (including home equity lines of credit)                             9.54
Construction, land development, and farmland                         8.15
-----------------------------------------------------------------------------

     Installment loans decreased $16.5 million during 2002 due to strong refinance activity in a low rate environment, primarily into real estate mortgages. Competition from the captive auto manufacturers finance affiliates has also been strong. Installment loans increased $1.1 million during 2001 due to the Liberty acquisition. The Company cultivates installment loans primarily through the purchase of loan contracts from its network of auto dealers developed over the years. The Company continues to pursue additional auto dealer contacts to build this network of loan referrals. The Company's indirect auto loan underwriting emphasizes the purchase of the highest quality loan contracts to minimize risk of loss in this lending activity.

     Other loans decreased $60.0 thousand in 2002. Other loans decreased $4.4 million in 2001 due to decreases in municipal loans and overdrafts.

     The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, and installment loans) outstanding as of December 31, 2002 (dollars in thousands) and the amounts due after one year classified according to the sensitivity to changes in interest rates:

                                               After One
                                      Within   But Within    After
                                     One Year  Five Years  Five Years    Total
-------------------------------------------------------------------------------
Commercial                            $69,158    $65,652      $1,997   $136,807
Real Estate Mortgage                   57,911    333,195      19,121    410,227
-------------------------------------------------------------------------------
                                     $127,069   $398,847     $21,118   $547,034
-------------------------------------------------------------------------------
Loans Maturing after one year with:
  Fixed Interest Rates                          $364,440     $26,661
  Variable Interest Rates                         16,011           0
-------------------------------------------------------------------------------
Total                                           $380,451     $26,661
-------------------------------------------------------------------------------

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

     Management maintains the Allowance for Loan and Lease Losses (the "Allowance") at a level considered adequate to provide for estimable and probable loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. At December 31, 2002, the Allowance was $8.8 million and $7.9 million at December 31, 2001.

     The determination of Allowance adequacy is based upon on-going evaluations of the Company's loan portfolio conducted by the Internal Loan Review function of the Bank and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrowers' financial condition, collateral adequacy, and the level of non-performing loans.

     As a percentage of total loans outstanding, the Allowance increased to 1.18% at the end of 2002 compared to 1.05% at the end of 2001. Because of the downturn in the national economy and the change in the composition of the Company's loan portfolio, management made the decision to increase the Allowance. Based on its analyses, management considers the Allowance adequate to recognize the risk inherent in the consolidated loan portfolio at December 31, 2002.

     The balance of the Allowance and actual loan loss experience for the last five years is summarized in the following table (dollars in thousands):

                                                                   Years ended December 31,
---------------------------------------------------------------------------------------------------
                                                          2002     2001     2000     1999     1998
---------------------------------------------------------------------------------------------------
Balance at beginning of period                          $7,900   $7,149   $6,905   $4,485   $4,370
Charge-offs:
  Commercial                                             1,425    3,558      464      776      146
  Real Estate Mortgage                                      35       77       74       57       39
  Installment                                              523      560      255      283      465
  Other                                                     15       51       40       48      149
---------------------------------------------------------------------------------------------------
  Total charge-offs                                      1,998    4,246      833    1,164      799
---------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                               390       17       96      445       79
  Real Estate Mortgage                                       0       14        4       14       59
  Installment                                              107      211      160      121       60
  Other                                                      6       11        7       25       26
---------------------------------------------------------------------------------------------------
  Total recoveries                                         503      253      267      605      224
---------------------------------------------------------------------------------------------------
Net charge-offs                                          1,495    3,993      566      559      575
Balance of acquired allowances at date of acquisitions       0      889        0    2,229        0
Additions charged to operations                          2,400    3,855      810      750      690
---------------------------------------------------------------------------------------------------
Balance at end of period                                $8,805   $7,900   $7,149   $6,905   $4,485
===================================================================================================
Ratios:
  Net charge-offs to average loans outstanding            0.22%    0.55%    0.08%    0.08%    0.10%
  Net charge-offs to total allowance                     16.98    50.54     7.92     8.10    12.82
  Allowance to year end loans outstanding                 1.18     1.05     1.07     0.92     0.73
===================================================================================================

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

                                                          At or for the years ended December 31,
---------------------------------------------------------------------------------------------------
                                                          2002     2001     2000     1999     1998
---------------------------------------------------------------------------------------------------
Nonaccrual loans                                       $12,558   $9,800   $8,729   $4,737   $3,245
Accruing loans past due 90 days or more                      0        0      106       14      106
Restructured loans                                           0        0        0        0        0
---------------------------------------------------------------------------------------------------
Total non-performing and restructured loans             12,558    9,800    8,835    4,751    3,351
Other real estate owned                                    452      671      267      740      572
---------------------------------------------------------------------------------------------------
Total non-performing assets                            $13,010  $10,471   $9,102   $5,491   $3,923
===================================================================================================
Ratios:
  Non-performing loans to total loans                     1.69%    1.30%    1.32%    0.64%    0.55%
  Allowance to non-performing loans                      70.11    80.61    80.92   145.34   133.84
  Non-performing assets to total assets                   0.99     0.89     0.84     0.50     0.47
  Interest income that would have been recorded on
   nonaccrual loans under original terms                  $774     $679     $781     $425     $286
  Interest income recorded during the period on
   nonaccrual loans                                         20       39      151       71      158
===================================================================================================

     The percentage of non-performing loans to total loans was 1.69% at December 31, 2002 compared to 1.30% at December 31, 2001.

     Financial Accounting Standards Board Statement No. 114 ("FASB 114") defines a loan as impaired if, based on current information or events, it is probable that a creditor will not be able to collect all amounts (both contractual principal and interest) due in accordance with the terms of the original loan agreement. At December 31, 2002, the Company identified approximately $1.2 million in loans considered impaired pursuant to this definition. These loans are included as part of the nonaccrual loans set forth in the table above. Based upon the analyses of the underlying collateral value of these loans and the low percentage of these loans in relation to the gross loan portfolio, management believes the allowance is adequate to provide for the inherent risk associated with these loans.

     At December 31, 2002, there were no additional loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, impaired (as defined in FASB Statement No. 114), past due, or restructured.

     Investment Activities

     Investment securities that the Company has both the positive intent and ability to hold-to-maturity are carried at amortized cost. Investment securities that the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at their respective fair market values. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of shareholders' equity. The company has no assets classified as trading. See Note 3 to the Consolidated Financial Statements for additional information.

     Total investment securities outstanding at December 31, 2002 increased $161.8 million mainly due to the Company leveraging its capital position by entering into approximately $143.8 million in leverage transactions. Additionally, the Company securitized approximately $100.0 million of fixed-rate mortgage loans and retained the resulting investments created from the securitization. Offsetting the aforementioned increases were approximately $88.3 million in prepayments from mortgage-related securities resulting from the accelerated mortgage refinancing activity and bullet maturities that were not reinvested during 2002. The following table presents the combined carrying values of the Company's held-to-maturity and available-for-sale investment securities on the dates indicated (dollars in thousands).

                                                     At December 31,
-------------------------------------------------------------------------------------------------
                                                      % of               % of               %of
                                              2002    total      2001    total      2000    total
-------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. government agencies                $67,784   16.0%    $19,947    7.6%    $19,582    6.4%
Obligations of states and
 political subdivisions                      64,991   15.3      62,781   24.0      42,529   14.0
Mortgage-related securities                 200,228   47.3     151,203   57.8     224,224   73.9
Other securities                             90,584   21.4      27,815   10.6      17,306    5.7
-------------------------------------------------------------------------------------------------
TOTAL                                      $423,587           $261,746           $303,641
=================================================================================================


     During 2002, the Company strategically decided to leverage its balance sheet to take advantage of its strong capital position to enhance net interest income. All leverage transactions were structured to match fund the investment purchase with a borrowing (either repurchase agreements or FHLB borrowings) of comparable maturity, duration, or term to interest repricing. The resulting spread from each transaction (the difference between the acquired asset and the related funding vehicle) was targeted to provide 150 basis points at a minimum. The investments purchased were a combination of $31.9 million of mortgage-related securities, $50.0 million of U.S. Government Agencies, $19.4 million of investment grade corporate notes, and $42.5 million of investment grade floating-rate trust preferred securities. Funding consisted of $117.3 million of repurchase agreements, $24.9 million of FHLB borrowings, and $1.6 million from other sources. In the aggregate, the Company's spread on leverage transactions entered into during 2002 was 214 basis points at December 31, 2002.

     Balances in mortgage-related securities increased $49.0 million in 2002 due to the conversion of approximately $100.0 million in fixed-rate mortgage loans in March 2002 and retaining the assets in the form of the resulting investment securities. The Company entered into this transaction to enhance the liquidity of the underlying mortgages to fund future loan portfolio growth. In addition, the Company acquired approximately $30 million in mortgage-related securities in a leverage transaction match-funded with repurchase agreements of comparable duration at a 162 basis point spread. Offsetting these increases were approximately $84.2 million in accelerated prepayments, impacted by the continued exceptionally high level of mortgage refinancing that occurred as a result of continued declines in long-term interest rates during the year. The Company's mortgage-related securities primarily represent balances outstanding on fixed and adjustable rate collateralized-mortgage obligations (CMO's) and mortgage-backed securities (MBS's) supported by one-to-four family residential mortgage securities issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC) and private label issuers rated AAA or better by Moody's or Standard and Poor's. At December 31, 2002, mortgage-related securities accounted for 47.3% of the Company's investment portfolio compared to 57.8% at December 31, 2001.

     Obligations of states and political subdivisions increased $2.2 million at December 31, 2002 compared to December 31, 2001 as the Company primarily reinvested maturities. With growth in other investment portfolio categories, obligations of states and political subdivisions declined to 15.3% of the Company's investment portfolio at December 31, 2002 from 24.1% at December 31, 2001.

     U.S. Treasury securities and obligations of U.S. government agencies (Treasuries/Agencies) increased $47.8 million in 2002 due to a leverage transaction match-funded with a repurchase agreement of comparable maturity, yielding a 165 basis point spread. At December 31, 2002, Treasuries/Agencies comprised 16.0% of the Company's investment portfolio compared to 7.6% at December 31, 2001.

     Other securities increased $62.8 million in 2002, mainly due to leverage transactions, as previously discussed. At December 31, 2002, other securities comprised 21.4% of the Company's investment portfolio compared to 10.6% at December 31, 2001.

     The maturities and weighted-average yield of the Company's investment securities at December 31, 2002 are presented in the following table (dollars in thousands). Taxable-equivalent adjustments (using a 34% tax rate) have been made in calculating the yields on obligations of states and political subdivisions.

                                                        After One          After Five
                                        Within          But Within         But Within            After
                                       One Year         Five Years          Ten Years          Ten Years
-----------------------------------------------------------------------------------------------------------
                                   Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
-----------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. government
 agencies                          $52,270   4.06%    $15,514    3.51%        $0    0.00%        $0   0.00%
Obligations of states and
 political subdivisions             16,335   4.73      22,027    5.96     22,910    6.84      3,719   6.93
Mortgage-related securities         20,264   5.24     164,976    5.95      8,279    4.64      6,709   6.57
Other securities                    30,928   2.40      21,122    7.90        299    5.86     38,235   3.36
-----------------------------------------------------------------------------------------------------------
TOTAL                             $119,797   3.92%   $223,639    5.96%   $31,488    6.23%   $48,663   4.05%
===========================================================================================================

     At December 31, 2002, the Company had approximately $46.0 thousand in net unrealized gains on its held-to-maturity securities and approximately $9.9 million in net unrealized gains on its available-for-sale securities. Unrealized gains and losses resulting from marketable equity securities are impacted by the current market price quoted for the underlying security in relation to the price at which the security was acquired by the Company. Unrealized gains and losses on investment securities are the result of changes in market interest rates and the relationship of the Company's investments to those rates for comparable maturities. Unrealized gains generally result from the interest rates on the Company's portfolio of investment securities exceeding market rates for comparable maturities. Conversely, unrealized losses generally result from the interest rates on the Company's portfolio of investment securities falling below market rates for comparable maturities. If material, unrealized losses could negatively impact the Company's future performance as earnings from these investments would be less than alternative investments currently available and may not provide as wide a spread between earnings and funding costs.

     Deposits

     Deposits are the Company's principal funding source. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 2002, total average deposits increased $40.0 million mainly due to internal growth. For the year ended December 31, 2001, total average deposits increased $63.4 million mainly due to the Liberty acquisition. Exclusive of Liberty total deposits increased approximately $22.0 million due to customer deposit growth.

     The following table sets forth the average amount and the average rate paid by the Company by deposit category (dollars in thousands):

                                                          Years ended December 31,
---------------------------------------------------------------------------------------------------------------
                                     2002                          2001                          2000
---------------------------------------------------------------------------------------------------------------
                          Average   Average   % of      Average   Average   % of     Average    Average   % of
                          Amount     Rate     Total     Amount     Rate     Total    Amount      Rate     Total
---------------------------------------------------------------------------------------------------------------
Non-interest-bearing
 demand deposits         $149,640             15.9%    $130,259             14.5%    $113,305             13.5%
NOW accounts               99,007    0.50%    10.5       89,546    1.19%     9.9      102,487    1.67%    12.2
Money market deposits     220,235    1.43     23.4      220,998    3.26     24.5      187,436    4.93     22.4
Savings                   124,604    0.92     13.2      120,275    1.91     13.3      136,672    2.65     16.3
Time deposits             348,074    3.71     37.0      340,441    5.53     37.8      298,187    5.71     35.6
---------------------------------------------------------------------------------------------------------------
TOTAL                    $941,560    1.88%             $901,519    3.26%             $838,087    3.77%
===============================================================================================================

     For the year ended December 31, 2002, average non-interest bearing demand deposits increased $19.4 million mainly due to internal growth. For the year ended December 31, 2001, average non-interest bearing demand deposits increased $17.0 million mainly due to the Liberty acquisition. Non-interest bearing demand deposits represent 15.9% of the Company's average deposit portfolio at December 31, 2002 compared to 14.5% at December 31, 2001.

     Average NOW accounts increased $9.5 million for the year ended December 31, 2002 over 2001. Average NOW accounts decreased $12.9 million for the year ended December 31, 2001 over 2000 mainly due to customers transferring their deposits into money market and time deposit accounts because of the higher rate offered on those products. At December 31, 2002, NOW accounts represent 10.5% of the Company's average total deposits compared to 9.9% at December 31, 2001.

     Average money market deposits decreased $763 thousand for the year ended December 31, 2002. At December 31, 2002, average money market balances of the Company represent 23.4% of average total deposits compared to 24.5% at December 31, 2001 and 22.4% at December 31, 2000. Average savings balances increased $4.3 million for the year ended December 31, 2002 over 2001. Average savings balances represent 13.2% of average total deposits at December 31, 2002 compared to 13.3% at December 31, 2001 and 16.3% at December 31, 2000.

     Average time deposit balances increased $7.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. At December 31, 2002, average time deposits represent 37.0% of average total deposits compared to 37.8% at December 31, 2001 and 35.6% at December 31, 2000.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows (dollars in thousands).

     ----------------------------------------------------------------
         3 month or less                                 $24,328
         Over 3 through 6 months                          16,662
         Over 6 through 12 months                         28,279
         Over 12 months                                   18,732
     ----------------------------------------------------------------
         TOTAL                                           $88,001
     ================================================================

     Approximately 6.3% of the Company's total assets at December 31, 2002 were supported by time deposits with balances in excess of $100.0 thousand as compared to 7.3% at December 31, 2001. The Company's reliance in large balance time deposits to fund its asset base has been significantly less than the large liability funding dependence exhibited by its peers, per the Uniform Bank Performance Report, which defines the Company's peers as all insured commercial banks in the United States having assets between $1 billion and $3 billion.

     Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers.

     The Company's primary funding sources are deposits, loan principal and interest payments, and maturities of loans and investment securities. Contractual maturities and amortization of loans and investments are predictable funding sources, whereas deposit flows and loan prepayments are impacted by market interest rates, economic conditions, and competition. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination.

     The Company's primary funds utilization is loan originations. During 2002, loans decreased $7.7 million, net of approximately $100.0 million in long-term fixed-rate mortgage loans securitized during the year. Exclusive of the securitization, loans increased $92.3 million. The assets from the securitization were retained in the form of investment securities, which increased $157.2 million. Other uses of funds were to purchase $20.0 million in bank owned life insurance, fund a $13.6 million decrease in deposits, repurchase and retire $11.8 million (715,695 shares) of common stock in the Dutch Auction tender offer, pay dividends of $3.5 million, purchase $1.9 million of premises and equipment, and repurchase $1.9 million (136,300 shares) of treasury stock prior to completion of the Dutch Auction tender offer. Sources of funds came from a $17.0 million increase in cash provided by operating activities, $15.0 million in notes payable, $108.0 million in repurchase agreements, $24.7 million in FHLB advances, and $10.0 million in Federal Funds purchased.

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

     Cash and cash equivalents are generally the Company's most liquid assets. The Company's level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $67.5 million and $94.5 million at December 31, 2002 and 2001, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold, commercial paper, and interest-earning deposits.

     Interest Rate Sensitivity

     Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow funds to finance interest-earning assets. Interest rate risk results when repricing of rates paid on deposits and other borrowing does not coincide with the repricing of interest-earning assets. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The following table shows the estimated maturity and repricing structure of the Company's interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 2002 (dollars in millions). For purposes of presentation in the following table, the Company used the national deposit decay rate assumptions published by the Office of the Comptroller of the Currency as of December 31, 2002, which, for NOW accounts, money market accounts, and savings deposits in the one year or less category were 0%, 50%, and 50%, respectively. The table does not necessarily indicate the impact general interest rate movements may have on the Company's net interest income as the actual repricing experience of certain assets and liabilities, such as loan prepayments and deposit withdrawals, is beyond the Company's control. As a result, certain assets and liabilities may reprice at intervals different from the maturities assumed in the following table given the general movement in interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

                                             0-30    31-90    91-365    Total
                                             days     days     days   0-365 days
--------------------------------------------------------------------------------
ASSETS
Loans
  Fixed                                     $45.4    $20.6     $60.1    $126.1
  Variable                                  256.0      0.0       0.0     256.0
Investments                                  80.8     14.2      63.6     158.6
Federal Funds                                 8.7      0.0       0.0       8.7
--------------------------------------------------------------------------------
Total                                      $390.9    $34.8    $123.7    $549.4
================================================================================
LIABILITIES
Savings and NOW deposits                     $5.2    $10.3     $46.4     $61.9
Time deposits                                48.3     39.8    132.00     220.1
Money market deposits                         9.2     18.4      83.0     110.6
Other interest-bearing liabilities          102.4     40.9      12.0     155.3
--------------------------------------------------------------------------------
Total                                      $165.1   $109.4    $273.4    $547.9
================================================================================
Interest sensitivity gap                   $225.8   $(74.6)  $(149.7)     $1.5
Cumulative interest sensitivity gap         225.8    151.2       1.5       1.5
Cumulative interest sensitivity gap as a
 percentage of total earning assets         19.3%    12.9%      0.1%      0.1%
Cumulative total interest-earning
 assets as a percentage of cumulative
 interest-bearing liabilities              226.8%   155.0%    100.3%    100.3%
--------------------------------------------------------------------------------

     At December 31, 2002, interest-sensitive assets and interest-sensitive liabilities subject to repricing within one year, as a percentage of total assets, were 41.7% and 41.6%, respectively. Variable rate and maturing fixed rate loans are the primary interest-sensitive assets repricing within one year. Time deposits are the most significant liabilities subject to repricing within one year on the funding side of the balance sheet.

     At December 31, 2002, the Company reported a positive cumulative one-year gap of 0.1% compared to a negative cumulative one-year gap of (7.3)% at December 31, 2001. The Company's transition to a positive cumulative one-year gap at December 31, 2002 was mainly due to an increase in the amount of variable rate loans outstanding and a reduction in time deposits with a maturity of one year or less. The Company's asset-sensitivity at December 31, 2002 would normally indicate that the Company's net interest margin would improve if rates increased and deteriorate if interest rates decreased.

     Capital Resources

     Total shareholders' equity was $104.9 million, $106.4 million, and $106.5 million at December 31, 2002, 2001, and 2000, respectively. During 2002, the Company repurchased 136 thousand shares of its common stock in the open market at an average price of $14.28 in open market purchases. Additionally, in December 2002, the Company completed its Dutch Auction tender offer, purchasing and retiring 716 thousand shares at $16.50 per share. As a result of stock repurchase activity, total shareholders' equity decreased $13.8 million in 2002. Offsetting this decline in 2002 were net retained earnings and tax-effected unrealized gains in the Company's investment portfolio. The equity decreases in 2001 and 2000 were primarily due to the Company's stock repurchase program under which the Company repurchased approximately 200 thousand shares of common stock at a average price of $12.16 per share in 2001; and 600 thousand shares at a average price of $10.17 per share in 2000.

     Total dividends declared were $3.5 million in 2002, $3.6 million in 2001, and $3.8 million in 2000. The Company maintained a cash dividend declared amount of $.48 per share in each of these years. The total dollar decreases in each year are the direct result of the stock repurchase program.

     Total assets increased 12.4% in 2002 in comparison to 2001 primarily due to the Company leveraging its balance sheet. Total assets increased 8.4% in 2001 in comparison to 2000 primarily due to the acquisition of LB Bancorp, Inc. Acquisitions and asset growth, coupled with the Company's stock repurchase program and Dutch Auction tender offer, impacted the average equity to asset ratios of 9.14%, 9.59%, and 9.98% in the years 2002, 2001, and 2000, respectively.

     There are certain regulatory constraints which affect the Company's capital levels. At December 31, 2002, the Company's actual regulatory amounts and ratios exceeded those necessary to be defined as "well capitalized" under regulatory framework. See Note 13 and Note 18 to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

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

     Report of Management

     The management of State Financial Services Corporation is responsible for the preparation and integrity of the Consolidated Financial Statements and other financial information included in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based upon informed judgements and estimates by management. The other financial information in this Annual Report is consistent with the financial statements.

     The Company maintains a system of controls and management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policies and procedures and that the accounting records may be relied on as a basis for preparation of the financial statements and other financial information.

     The Company's independent auditors were engaged to perform an audit of the Consolidated Financial Statements, and the auditor's report expresses their opinion as to the fair presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States.

     The Audit Committee of the Board of Directors, comprised of directors who are not employees of the Company, meets with management and the independent auditors to discuss the adequacy of the internal accounting controls. The independent auditors have full and free access to the Audit Committee.


/s/ Michael J. Falbo

Michael J. Falbo
President and Chief Executive Officer


/s/ Daniel L. Westrope

Daniel L. Westrope
Senior Vice President and Chief Financial Officer

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

     The following table sets forth information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument's contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Quantitative Disclosures of Market Risk

--------------------------------------------------------------------------------------------------------------------
                                                                                                          Fair Value
      Maturity Date            2003       2004       2005       2006      2007    Thereafter    Total      12/31/02
--------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
  Fixed rate loans            $93,713   $124,977   $118,957   $47,537   $47,423     $17,967    $450,574     $459,146
    Average interest rate        7.81%      7.24%      7.14%     7.26%     6.43%       6.58%       7.22%
  Variable rate loans        $143,713    $34,140    $41,606   $11,949   $41,138     $21,404    $293,950     $293,950
    Average interest rate        5.32%      4.53%      4.26%     4.62%     4.48%       7.04%       5.06%
  Investment securities       $69,644   $111,933    $47,038    $6,218   $65,979    $112,899    $413,711     $423,633
    Average interest rate        3.76%      5.70%      6.04%     4.71%     5.80%       4.54%       5.10%
--------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
  Savings & interest-
   bearing Checking          $449,455        ---        ---       ---       ---         ---    $449,455     $449,455
    Average interest rate        1.08%       ---        ---       ---       ---         ---        1.08%
  Time deposits              $229,162    $56,920    $24,023    $6,927   $10,797         553    $328,382     $334,084
    Average interest rate        2.81%      3.80%      4.95%     4.99%     4.07%       6.91%       3.23%
  Variable rate borrowings   $259,737        ---        ---       ---       ---         ---    $259,737     $259,737
    Average interest rate        2.84%       ---        ---       ---       ---         ---        2.84%
--------------------------------------------------------------------------------------------------------------------

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
State Financial Services Corporation


     We have audited the accompanying consolidated statements of financial condition of State Financial Services Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill.


                                        /s/ Ernst & Young LLP

Chicago, Illinois
January 17, 2003

                 State Financial Services Corporation and Subsidiaries

                     Consolidated Statements of Financial Condition

                                                                 December 31
                                                           2002               2001
                                                     ----------------------------------
Assets
Cash and due from banks                                 $56,767,916        $54,541,162
Interest-bearing bank balances                            2,040,592          1,402,789
Federal funds sold                                        8,708,297         38,605,567
                                                     ----------------------------------
Cash and cash equivalents                                67,516,805         94,549,518
Investment securities:
  Available-for-sale (at fair value)                    422,081,645        259,841,523
  Held-to-maturity (fair value of
   $1,551,666--2002 and $1,953,066--2001)                 1,505,269          1,904,547
Loans (net of allowance for loan losses of
 $8,805,000--2002 and $7,899,922--2001)                 703,968,455        722,593,419
Loans held for sale                                      31,750,135         23,192,133
Premises and equipment                                   27,789,893         28,694,648
Accrued interest receivable                               7,789,746          5,599,880
Goodwill                                                 27,465,062         27,465,062
Bank owned life insurance                                20,258,388                  -
Other assets                                              6,698,985          7,212,410
                                                     ----------------------------------
Total Assets                                         $1,316,824,383     $1,171,053,140
                                                     ==================================
Liabilities and Shareholders' Equity
Deposits:
  Demand                                               $163,036,430       $147,992,336
  Savings                                               228,312,579        213,328,297
  Money market                                          221,142,347        243,324,258
  Time deposits in excess of $100,000                    88,001,266         85,574,897
  Other time deposits                                   240,381,060        264,238,960
                                                     ----------------------------------
Total deposits                                          940,873,682        954,458,748
Federal Home Loan Bank advances                          92,400,000         67,700,000
Note payable                                             15,700,000         15,652,776
Trust preferred securities                               15,000,000                  -
Securities sold under agreement to repurchase           126,636,913         18,586,952
Federal funds purchased                                  10,000,000                  -
Accrued expenses and other liabilities                    9,089,417          5,845,082
Accrued interest payable                                  2,191,711          2,449,482
                                                     ----------------------------------
Total Liabilities                                     1,211,891,723      1,064,693,040

Shareholders' Equity:
  Preferred stock, $1 par value; authorized--
   100,000 shares; issued and outstanding--none                   -                  -
  Common stock, $.10 par value; authorized
   25,000,000 shares; issued and outstanding
   9,406,321 shares in 2002 and 10,108,769 in 2001          940,632          1,010,877
  Additional paid-in capital                             83,157,808         94,797,858
  Retained earnings                                      54,288,325         46,587,268
  Accumulated other comprehensive income                  6,518,045          2,302,673
  Unearned shares held by ESOP                           (4,160,060)        (4,473,357)
  Treasury stock (2,459,340 shares in 2002 and
   2,323,040 shares in 2001)                            (35,812,090)       (33,865,219)
                                                     ----------------------------------
Total Shareholders' Equity                              104,932,660        106,360,100
                                                     ----------------------------------
Total Liabilities and Shareholders' Equity           $1,316,824,383     $1,171,053,140
                                                     ==================================

                    State Financial Services Corporation and Subsidiaries

                              Consolidated Statements of Income

                                                           Year ended December 31
                                                     2002           2001            2000
                                                 -------------------------------------------
Interest income:
  Loans                                          $47,119,572    $56,453,228     $59,891,105
  Investment securities:
    Taxable                                       17,887,812     14,778,546      15,563,104
    Tax-exempt                                     2,707,780      2,293,839       1,927,597
    Federal funds sold and other
     short-term investments                          472,867        676,029         536,995
                                                 -------------------------------------------
Total interest income                             68,188,031     74,201,642      77,918,801
Interest expense:
  Deposits                                        17,676,849     29,409,899      31,705,889
  Note payable and other borrowings                5,722,589      6,208,370       9,988,048
                                                 -------------------------------------------
Total interest expense                            23,399,438     35,618,269      41,693,937
                                                 -------------------------------------------
Net interest income                               44,788,593     38,583,373      36,224,864
Provision for loan losses                          2,400,000      3,855,130         810,000
                                                 -------------------------------------------
Net interest income after provision
 for loan losses                                  42,388,593     34,728,243      35,414,864
Other income:
  Service charges on deposit accounts              2,625,713      2,089,093       2,133,802
  ATM and merchant services                        3,056,944      3,122,031       2,653,995
  Security commissions and management fees           468,254        737,791       1,148,425
  Investment securities gains, net                   509,180      1,925,380          39,172
  Gain (loss) on sale of loans                     3,151,300      2,314,563      (1,549,206)
  Other                                            2,546,304      2,114,445       1,379,372
                                                 -------------------------------------------
                                                  12,357,695     12,303,303       5,805,560
Other expenses:
  Salaries and employee benefits                  18,563,570     16,699,900      14,670,735
  Net occupancy expense                            2,702,797      2,433,629       2,047,317
  Equipment rentals, depreciation
   and maintenance                                 3,826,646      3,803,061       3,961,304
  Data processing                                  2,170,150      2,047,047       1,918,119
  Legal and professional                           1,901,249      1,882,828       1,682,563
  ATM and merchant services                        2,140,395      2,206,614       1,846,716
  Consolidation and merger-related charges                --             --       2,230,000
  Advertising                                      1,130,759      1,015,257       1,222,654
  Goodwill amortization                                   --      4,063,373       2,053,155
  Other                                            6,364,006      5,021,180       4,664,740
                                                 -------------------------------------------
                                                  38,799,572     39,172,889      36,297,303
                                                 -------------------------------------------
Income before income taxes                        15,946,716      7,858,657       4,923,121
Income taxes                                       4,793,893      3,724,415       1,925,283
                                                 -------------------------------------------
Net income                                       $11,152,823     $4,134,242      $2,997,838
                                                 ===========================================

Basic earnings per share                               $1.52          $.55             $.38
Diluted earnings per share                              1.51           .55              .38
                                                 ===========================================

                                        State Financial Services Corporation and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity

                                                                            Accumulated
                                               Additional                      Other
                                    Common      Paid-In       Retained     Comprehensive   Unearned      Treasury
                                     Stock      Capital       Earnings         Income        ESOP          Stock        Total
                                                                                            Shares
                                   -------------------------------------------------------------------------------------------------
Balance at January 1, 2000         $1,009,269   $94,923,187   $46,812,497   $(2,709,310)  $(5,131,608)  $(25,236,482)  $109,667,553
  Comprehensive income:
    Net income                              -             -     2,997,838             -             -              -      2,997,838
    Change in net unrealized
     gain on securities
     available-for-sale, net of
     income taxes of $919,181               -             -             -     3,597,704             -              -      3,597,704
                                   -------------------------------------------------------------------------------------------------
  Total comprehensive income                -             -     2,997,838     3,597,704             -              -      6,595,542
  Cash dividends declared - $0.48
   per share                                -             -    (3,764,802)            -             -              -     (3,764,802)
  Issuance of 15,040 shares under
   stock plans                          1,504       104,404             -             -             -              -        105,908
  Purchase of 600,400 shares of
   treasury stock                           -             -             -             -             -     (6,104,944)    (6,104,944)
                                   -------------------------------------------------------------------------------------------------
Balances at December 31, 2000      $1,010,773   $95,027,591   $46,045,533      $888,394   $(5,131,608)  $(31,341,426)  $106,499,257
                                   =================================================================================================
  Comprehensive income:
    Net income                              -             -     4,134,242             -             -              -      4,134,242
    Change in net unrealized
     gain on securities
     available-for-sale, net of
     income taxes of $2,619,770             -             -             -     1,414,279             -              -      1,414,279
                                   -------------------------------------------------------------------------------------------------
  Total comprehensive income                -             -     4,134,242     1,414,279             -              -      5,548,521
  Cash dividends declared -$0.48
   per share                                -             -   (3,592,507)             -             -              -     (3,592,507)
  Issuance of 1,041 shares under
   stock plans                            104        10,072             -             -             -              -         10,176
  Purchase of 207,500 shares of
   treasury stock                           -             -             -             -             -     (2,523,793)    (2,523,793)
  ESOP shares earned                        -      (239,805)            -             -       658,251              -        418,446
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 2001       $1,010,877   $94,797,858   $46,587,268    $2,302,673   $(4,473,357)  $(33,865,219)  $106,360,100
                                   =================================================================================================
  Comprehensive income:
   Net income                               -             -    11,152,823             -             -              -     11,152,823
   Change in net unrealized
    gain on securities
    available-for-sale, net of
    income taxes of $2,171,554              -             -             -     4,215,372             -              -      4,215,372
                                   -------------------------------------------------------------------------------------------------
  Total comprehensive income                -             -    11,152,823     4,215,372             -              -     15,368,195
  Cash dividends declared -$0.48
   per share                                -             -   (3,451,766)             -             -              -     (3,451,766)
  Issuance of 13,247 shares under
   stock plans                          1,325       106,286             -             -             -              -        107,611
  Repurchase of 715,695 shares        (71,570)  (11,737,398)            -             -             -              -    (11,808,968)
  Purchase of 136,300 shares of
   treasury stock                           -             -             -             -             -     (1,946,871)    (1,946,871)
  ESOP shares earned                        -        (8,938)            -             -       313,297              -        304,359
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 2002         $940,632   $83,157,808   $54,288,325    $6,518,045   $(4,160,060)  $(35,812,090)  $104,932,660
                                   =================================================================================================

                         State Financial Services Corporation and Subsidiaries

                                 Consolidated Statements of Cash Flows

                                                                   Year ended December 31
                                                             2002            2001            2000
                                                          ---------------------------------------------
Operating activities:
Net income                                                 $11,152,823      $4,134,242      $2,997,838
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                  2,400,000       3,855,130         810,000
  Depreciation                                               2,793,799       2,743,818       2,636,047
  Amortization of premiums and accretion
   of discounts on investment securities                     2,295,880         576,376         (34,291)
  Amortization of goodwill                                           -       4,063,373       2,053,155
  Deferred income tax provision                               (508,000)      1,013,721         572,000
  Market adjustment for committed ESOP shares                   (8,938)       (239,805)              -
  Income from bank owned life insurance                       (258,388)              -               -
  Decrease (increase) in accrued interest receivable        (2,189,866)      1,825,645      (1,168,206)
  Increase (decrease) in accrued interest payable             (257,771)       (799,756)        717,094
  Realized investment securities gains                        (509,180)     (1,925,380)        (39,172)
  Other                                                      2,094,206        (483,106)      3,691,383
                                                          ---------------------------------------------
Net cash provided by operating activities                   17,004,565      14,764,258      12,235,848

Investing activities:
Proceeds from maturities or principal payments
 of investment securities held-to-maturity                     400,499         997,523         345,063
Purchases of securities available-for-sale                (395,815,592)   (160,228,303)   (159,358,500)
Proceeds from maturities and sales of investment
 securities available-for-sale                             238,174,475     209,612,811      81,898,298
Net decrease (increase) in loans                             7,666,962     (13,198,067)     80,476,890
Net purchases of premises and equipment                     (1,889,044)     (4,362,792)     (4,702,332)
Business acquisitions, net of cash and cash
 equivalents acquired of $6,952,438                                  -      (4,183,444)              -
Purchase of bank owned life insurance                      (20,000,000)              -               -
                                                          ---------------------------------------------
Net cash provided by (used in) investing activities       (171,462,700)     28,637,728      (1,340,581)

Financing activities:
Net increase (decrease) in deposits                        (13,585,066)     12,693,409      12,305,224
Repayment of notes payable                                  (1,700,000)    (13,769,224)    (42,500,000)
Proceeds of notes payable                                    1,747,224      20,446,750       9,850,641
Proceeds from trust preferred securities                    15,000,000               -               -
Net decrease in guaranteed ESOP obligation                     313,297         658,251               -
Increase (decrease) in securities sold under
 agreements to repurchase                                  108,049,961       7,167,442      (4,314,299)
Increase (decrease) in Federal Home Loan Bank advances      24,700,000     (10,000,000)     16,200,000
Cash dividends                                              (3,451,766)     (3,592,507)     (3,764,803)
Proceeds (repayments) of federal funds purchased            10,000,000     (10,000,000)     (2,400,000)
Purchase of treasury stock                                  (1,946,871)     (2,523,793)     (6,104,944)
Repurchase of Common Stock                                 (11,808,968)              -               -
Proceeds from exercise of stock options and
 restricted stock awards                                       107,611          10,176         105,909
                                                          ---------------------------------------------
Net cash provided by (used in) financing activities        127,425,422       1,090,504     (20,622,272)
                                                          ---------------------------------------------
Increase (decrease) in cash and cash equivalents           (27,032,713)     44,492,490      (9,727,005)
Cash and cash equivalents at beginning of year              94,549,518      50,057,028      59,784,033
                                                          ---------------------------------------------
Cash and cash equivalents at end of year                   $67,516,805     $94,549,518     $50,057,028
                                                          =============================================

Supplementary information:
  Interest paid                                            $23,657,209     $36,079,436     $40,976,843
  Income taxes paid                                          5,606,836       2,486,022       1,528,301
  Conversion of mortgage loans into fixed
   rate securities                                         101,567,223               0     109,839,222

1.   Accounting Policies

     The accounting policies followed by State Financial Services Corporation (the Company) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

     Organization

     The Company is a financial services company operating through twenty-six locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and brokerage activities.

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

     The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management's prudent judgments and estimates. Actual results may differ from these estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing bank balances and federal funds sold, all with an original maturity of three months or less.

     Investment Securities

     Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as other comprehensive income.

     Securities classified as held-to-maturity are reported at amortized cost if management has the intent and ability to hold the securities to maturity.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments and is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net investment securities gains and losses. The cost of securities is based on the specific identification method.

     Bank Owned Life Insurance

     The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

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

     Loan Fees and Related Costs

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the related loan yield. The Company generally amortizes these amounts using the level-yield method over the contractual life of the related loans. Fees related to standby letters of credit are recognized over the commitment period.

     Loans Held for Sale

     Loans held for sale consist of residential mortgages and are carried at the lower of cost or aggregate market value. Net unrealized losses are recognized through a valuation allowance and are charged to income.

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

     Goodwill

     The excess of the purchase price over the fair value of net assets of companies acquired is recorded as goodwill. Effective January 1, 2002, goodwill is no longer amortized and is subject to annual impairment testing and between annual tests if facts and circumstances suggest that it may be impaired. If this review indicates that there is impairment the carrying amount of goodwill is reduced by the difference between the implied fair value and the carrying value of goodwill. The amount of impairment is recorded to operating expense. See "Accounting Changes" for a detailed discussion of the impact of this new accounting standard.

     Treasury Stock

     Common stock purchased for treasury is recorded at cost. At the date of subsequent reissueance, the treasury stock account is reduced by the cost of such stock on a first-in, first-out basis.

     Employee Stock Ownership Plan (ESOP)

     Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders' equity.

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

     The denominators for the earnings per share amounts are as follows:

                                            2002         2001         2000
                                         ------------------------------------
Basic:
  Weighted-average number of
   shares outstanding                     7,685,460    7,844,094    8,288,947
  Less: weighted-average number
   of unearned ESOP shares                 (346,781)    (362,883)    (379,468)
                                         ------------------------------------
  Denominator for basic earnings
   per share                              7,338,679    7,481,211    7,909,479
                                         ====================================
Fully diluted:
  Denominator for basic earnings
   per share                              7,338,679    7,481,211    7,909,479
  Add: assumed conversion of stock
   options using the treasury
   stock method                              64,882       31,905        3,559
                                         ------------------------------------
  Denominator for fully diluted
   earnings per share                     7,403,561    7,513,116    7,913,038
                                         ====================================

     At December 31, 2002, 288,561 stock options with a weighted-average exercise price of $16.21 were excluded from the calculation of fully diluted earnings per share as their impact was anti-dilutive.

     Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

     The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001. No options were granted in 2000.

                                                    Year ended December 31,
                                                  ---------------------------
                                                     2002             2001
-----------------------------------------------------------------------------
Expected life of options                          6.75 years       6.75 years
Risk-free interest rate                           1.6%             3.33%
Expected dividend yield                           3.0%             3.0%
Expected volatility factor                       15.77%           15.77%


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is generally six months. The Company's pro forma information is as follows:

                                                       Year ended December 31,
                                                     ---------------------------
(Thousands, except per share data)                     2002      2001      2000
--------------------------------------------------------------------------------
Net income, as reported                              $11,153    $4,134    $2,998
Pro forma compensation expense in
 accordance with SFAS No. 123, net of tax               (241)     (178)       --
--------------------------------------------------------------------------------
Pro forma net income (loss)                          $10,912    $3,956    $2.998
================================================================================

Net income (loss) per common share, as reported:
   Basic                                               $1.52     $0.55     $0.38
   Diluted                                             $1.51     $0.55     $0.38

Pro forma net income (loss) per common share:
   Basic                                               $1.49     $0.53     $0.38
   Diluted                                             $1.47     $0.53     $0.38

     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the SFAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

     Income Taxes

     The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company's tax status. Valuation allowances are established for deferred tax assets for amounts for which it is more likely than not that they will be realized.

     Accounting Changes

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), which requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement.

     The Company has performed the required impairment tests of goodwill as of January 1, 2002 and again as of October 31, 2002. As a result of these tests, the Company has determined there is no impairment to its goodwill. The Company will perform the required impairment tests of goodwill annually to determine what the effect of these tests will be, if any, on the earnings and financial position of the Company.

     For comparative purposes, the following table illustrates net income and net income per share for the years ended December 31, 2002, 2001, and 2000 adjusted to exclude the effects of amortizing goodwill (dollars in thousands except per share data):

                                                 Year ended December 31,
                                             ------------------------------
                                                 2002       2001      2000
                                             ------------------------------
Reported net income                           $11,153     $4,134     $2,998
Add back:  Goodwill amortization                    -      4,063      2,053
                                             ------------------------------
Adjusted net income                           $11,153     $8,197     $5,051
                                             ==============================
Basic earnings per common share:
   Reported net income                          $1.52       $.55      $.38
   Goodwill amortization                            0        .54       .26
                                             ------------------------------
   Adjusted net income                          $1.52      $1.09      $.64
                                             ==============================
Diluted earnings per common share:
   Reported net income                          $1.51       $.55      $.38
   Goodwill amortization                            0        .54       .26
                                             ------------------------------
   Adjusted net income                          $1.51      $1.09      $.64
                                             ==============================

     Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

2.   Restrictions on Cash and Due From Bank Accounts

     State Financial Bank, N.A. (Bank) is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2002 and 2001, was approximately $15.3 million and $14.4 million, respectively.

3.   Investment Securities

     The amortized cost and estimated fair values of investment securities follow:

                                                                       Gross         Gross
                                                      Amortized      Unrealized   Unrealized    Estimated
                                                        Cost           Gains        Losses     Fair Value
                                                     ------------------------------------------------------
Held-to-Maturity
December 31, 2002:
  Obligations of state and political subdivisions      $1,105,269       $46,407          $0      $1,151,676
  Other securities                                        400,000             0         (10)        399,990
                                                     ------------------------------------------------------
                                                       $1,505,269       $46,407        $(10)     $1,551,666
                                                     ======================================================
December 31, 2001:
  Obligations of state and political subdivisions      $1,404,547       $48,509          $0      $1,453,056
  Other securities                                        500,000           120        (110)        500,010
                                                     ------------------------------------------------------
                                                       $1,904,547       $48,629       $(110)     $1,953,066
                                                     ======================================================
Available-for-Sale
December 31, 2002:
  U.S. Treasury securities and obligations of U.S.
    government agencies                               $67,165,645      $619,791      $(1,636)   $67,783,800
  Obligations of state and political subdivisions      61,543,876     2,346,674       (5,098)    63,885,452
  Mortgage-related securities                         194,097,108     6,137,599       (6,711)   200,227,996
  Other securities                                     89,399,191     1,072,146     (286,940)    90,184,397
                                                     ------------------------------------------------------
                                                     $412,205,820   $10,176,210    $(300,385)  $422,081,645
                                                     ======================================================
December 31, 2001:
  U.S. Treasury securities and obligations of U.S.
    government agencies                               $19,659,243      $313,609     $(25,969)   $19,946,883
  Obligations of state and political subdivisions      60,795,837       852,700     (272,409)    61,376,128
  Mortgage-related securities                         148,316,045     2,997,555     (110,813)   151,202,787
  Other securities                                     27,581,499       184,372     (450,146)    27,315,725
                                                     ------------------------------------------------------
                                                     $256,352,624    $4,348,236    $(859,337)  $259,841,523
                                                     ======================================================

     The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are as follows:

                                                         Held-to-Maturity            Available-for-Sale
                                                     -----------------------    ---------------------------
                                                      Amortized   Estimated      Amortized      Estimated
                                                        Cost      Fair Value        Cost        Fair Value
                                                     ------------------------------------------------------
Due in one year or less                                $300,818     $304,523    $119,426,124   $119,495,912
Due after one year through five years                   915,080      954,303     214,561,221    222,723,615
Due after five years through ten years                  139,856      141,598      30,121,955     31,347,845
Due after ten years                                     149,515      151,242      48,096,520     48,514,273
                                                     ------------------------------------------------------
                                                     $1,505,269   $1,551,666    $412,205,820   $422,081,645
                                                     ======================================================

     Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company's investments in mortgage-related securities have been allocated to the various maturity categories based on expected maturities using current prepayment estimates.

     Proceeds from sales of investments in available-for-sale securities were approximately $84.2 million, $94.7 million, and $51.0 million during 2002, 2001, and 2000 respectively. Gross gains of approximately $1.2 million, $1.9 million, and $178 thousand were realized on the 2002, 2001, and 2000 sales, respectively. Losses of $685 thousand were recognized on investment security sales in 2002 and no losses recognized on investment security sales in 2001. Gross losses of approximately $139 thousand were recognized in 2000.

     A schedule of the unrealized gains (losses) on available-for-sale securities is as follows:

                                                        2002
                                     ------------------------------------------
                                        Before      Tax (Benefit)    Net-of-
                                      Tax Amount       Expense      Tax Amount
                                     ------------------------------------------
Unrealized gains on available-
 for-sale securities                  $6,896,106     $2,371,203     $4,524,903
Less: reclassification adjustment
 for gains realized in net income       (509,180)      (199,649)      (309,531)
                                     ------------------------------------------
Changes in unrealized gains           $6,386,926     $2,171,554     $4,215,372
                                     ==========================================

                                                        2001
                                     ------------------------------------------
                                        Before      Tax (Benefit)    Net-of-
                                      Tax Amount       Expense      Tax Amount
                                     ------------------------------------------
Unrealized gains on available-
 for-sale securities                  $5,959,429     $3,374,711     $2,584,718
Less: reclassification adjustment
 for gains realized in net income     (1,925,380)      (754,941)    (1,170,439)
                                     ------------------------------------------
Changes in unrealized gains           $4,034,049     $2,619,770     $1,414,279
                                     ==========================================

                                                        2000
                                     ------------------------------------------
                                        Before      Tax (Benefit)    Net-of-
                                      Tax Amount       Expense      Tax Amount
                                     ------------------------------------------
Unrealized gains on available-
 for-sale securities                  $4,556,057       $934,540     $3,621,517
Less: reclassification adjustment
 for gains realized in net income        (39,172)       (15,359)       (23,813)
                                     ------------------------------------------
Changes in unrealized gains           $4,516,885       $919,181     $3,597,704
                                     ==========================================

     At December 31, 2002, 2001, and 2000 investment securities with a carrying value of approximately $165.2 million, $50.0 million, and $54.7 million respectively, were pledged as collateral to secure repurchase agreements, public deposits and for other purposes.

4.   Loans

     A summary of loans outstanding at December 31, 2002 and 2001 is as follows:

                                               2002                2001
                                        ------------------------------------
Commercial                               $156,815,883          $151,124,639
Commercial real estate                    330,150,613           179,587,403
Real estate mortgage                      162,474,578           319,915,569
Consumer                                   55,323,676            71,796,544
Other                                       8,008,705             8,069,186
                                        ------------------------------------
                                         $712,773,455          $730,493,341
                                        ====================================

5.   Allowance for Loan Losses

     Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2002 are as follows:

                                           2002          2001          2000
                                       ----------------------------------------
Balance at beginning of year            $7,899,922    $7,149,147    $6,904,980
   Allowance from acquired bank                  -       889,330             -
   Provision for loan losses             2,400,000     3,855,130       810,000
   Charge-offs                          (1,997,625)   (4,246,294)     (832,710)
   Recoveries                              502,703       252,609       266,877
                                       ----------------------------------------
     Net charge-offs                    (1,494,922)   (3,993,685)     (565,833)
                                       ----------------------------------------
Balance at end of year                  $8,805,000    $7,899,922    $7,149,147
                                       ========================================

     Total nonaccrual loans were $12.6 million and $9.8 million at December 31, 2002 and 2001, respectively.

6.   Loans to Related Parties and Related Party Agreements

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

     The combined balance of loans outstanding and commitments to lend to insiders as of December 31, 2002 and 2001 was $21.5 million and $23.0 million, respectively. The decrease of $1.5 million for December 31, 2002 compared to December 31, 2001 was due to combined new advances of $5.2 million and combined pay-downs of $6.7 million.

     Executive Employment and Consulting Agreement

     The Company has an Executive Employment and Consulting Agreement with Jerome J. Holz, Chairman of the Board of the Company, pursuant to which the Company will pay Mr. Holz annual compensation of $100,000 per year for each year (or portion thereof) that Mr. Holz serves as Chairman of the Board of the Company; provided that Mr. Holz shall not continue to serve as Chairman of the Board after December 31, 2004. Under the agreement, Mr. Holz will serve as a consultant to the Company for life beginning January 1, 2001, and the Company will pay Mr. Holz an annual consulting payment of $225,000 (subject to downward adjustment) and provide supplemental Medicare insurance coverage and prescription medication coverage for each year during such consulting period. The agreement also provides that in the event of a change in control of the Company, Mr. Holz shall receive one lump sum payment equal to the then present value of the remaining consulting compensation for the remainder of Mr. Holz's then actuarial life expectancy. The agreement uses the same definition of a "change of control" as the transition agreements described under "Compensation of Executive Officers - Agreements with Named Executive Officers." In 1980, the Company also granted Mr. Holz a Deferred Compensation Agreement pursuant to which the Company was obligated to pay Mr. Holz $1,000 per month for 120 months following termination of his employment. The Company's obligations under this agreement were insured. In December 2001,the Company and Mr. Holz mutually agreed to terminate this Deferred

Compensation Agreement and the Company paid Mr. Holz $120,000 from the proceeds received from the termination of the life insurance policy related to this agreement. The Company has no further obligations under the Deferred Compensation Agreement."

7.   Premises and Equipment

     A summary of premises and equipment at December 31, 2002 and 2001, is as follows:

                                                  2002                 2001
                                              ---------------------------------
Buildings                                     $25,142,830          $25,227,644
Furniture and equipment                        22,892,333           21,449,098
Leasehold improvements                          3,081,437            3,166,831
                                              ---------------------------------
                                               51,116,600           49,843,573

Less accumulated depreciation                 (28,642,955)         (26,801,517)
Land                                            5,316,248            5,652,592
                                              ---------------------------------
                                              $27,789,893          $28,694,648
                                              =================================

8.   Federal Home Loan Bank and Other Borrowings

     Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2002 and 2001 are summarized as follows:

                                        2002                       2001
                              --------------------------------------------------
                                             Weighted                   Weighted
                                             Average                    Average
Maturity                         Balance       Rate         Balance       Rate
                              --------------------------------------------------
2002                                   $ -                $30,200,000    4.26%
2003                            30,400,000     1.66                 -       -
2004                            12,300,000     4.31         7,500,000    5.63
2005                            24,900,000     4.97        10,000,000    6.18
2007                             4,800,000     3.47                 -       -
2011                            20,000,000     4.55        20,000,000    4.55
                              --------------------------------------------------
Total FHLB advances             92,400,000     3.44        67,700,000    4.78
Note payable                    15,700,000     2.78        15,652,776    3.38
Trust preferred securities      15,000,000     5.27                 -       -
Securities sold under
 agreement to repurchase       126,636,913     2.46        18,586,953    2.01
Federal funds purchased         10,000,000     1.75                 -       -
                              --------------------------------------------------
Total                         $259,736,913     2.96%     $101,939,729    4.06%
                              ==================================================

     The Company has a collateral pledge agreement whereby it agrees to keep on hand, free of all other pledges, loans and encumbrances, performing loans with unpaid principal balances aggregating no less than 167% of the outstanding FHLB advances. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for advances.

     The Company has a $40 million line of credit available through May 31, 2003, at 90-day LIBOR plus 1.35%. Outstanding advances under this line were approximately $15.7 million at December 31, 2002 and 2001, respectively.

     The Company issued $15 million of Trust Preferred Securities in October 2002. See Note 9 for further details.

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

9.   Long-term Debt - Trust Preferred Securities

     In the fourth quarter of 2002 the Company formed SFSC Capital Trust I ("SFSCCT"), a wholly-owned subsidiary, which issued and sold $15 million of Trust Preferred Securities. The securities are reported on the consolidated statement of financial condition as trust preferred debt and qualify as tier 1 capital under Federal Reserve Board guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes.

     The securities accrue and pay distributions semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 3.45%, which was 5.27% at December 31, 2002. The Trust Preferred Securities have a stated final maturity of November 7, 2032 and are redeemable at the Company's option, at par, on November 7, 2007 and quarterly thereafter.

10.  Deposits

     Remaining contractual maturities of time deposits for the years 2003 through 2007 and thereafter are $229.2 million, $56.9 million, $24.0 million, $6.9 million, and $11.4 million, respectively.

11.  Employee Benefit Plans

     The Company has a noncontributory money purchase defined contribution pension plan covering substantially all employees who meet certain minimum age and service requirements. Annual contributions are fixed based on compensation of participants. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Company contributions are made annually at the discretion of the board of directors and amounted to $464,000 in 2002, $420,000 in 2001, and $365,000 in 2000. Plan
assets are invested in a diversified portfolio of high-quality debt and equity investments.

     The Company sponsors a 401(k) savings plan which covers all full-time employees who have completed certain minimum age and service requirements. Company contributions are discretionary. The Company has not made any contributions for 2002, 2001, or 2000.

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

     The aggregate activity in the number of unearned ESOP shares follows:

                                               2002       2001       2000
                                            ---------------------------------
Balance at beginning of year                  349,187    375,501    375,501
Shares committed to be released                26,585     26,314         --
                                            ---------------------------------
Balance at end of year                        322,602    349,187    375,501
                                            =================================

     At December 31, 2002, the fair value of unearned ESOP shares was $5.4 million. Total ESOP expense recognized for the years ended December 31, 2002, 2001, and 2000, was $425,000, $315,000, and $230,000, respectively.

     The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

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

     Significant components of the provision for income taxes are as follows:

                                           2002          2001          2000
                                       ----------------------------------------
Current Federal expense                 $4,663,893    $3,131,415    $1,078,388
Current State expense                      638,000       826,000       275,000
                                       ----------------------------------------
                                         5,301,893     3,957,415     1,353,388
Deferred Federal expense (benefit)        (425,000)     (147,000)      469,000
Deferred State expense (benefit)           (83,000)      (86,000)      103,000
                                       ----------------------------------------
                                          (508,000)     (233,000)      572,000
                                       ----------------------------------------
                                        $4,793,893    $3,724,415    $1,925,388
                                       ========================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                           2002          2001
                                                       -------------------------
Deferred tax assets:
   Federal net operating loss carryforwards               $143,000     $244,000
   State net operating loss carryforwards                  883,000      805,000
   Allowance for loan loss                               3,122,000    2,211,000
   Accumulated depreciation                                 55,000      218,000
   Unearned income                                           9,000       35,000
   Deferred loan fees                                      101,000       68,000
   Other                                                     4,000      139,000
                                                       -------------------------
                                                         4,317,000    3,720,000
Valuation allowance for deferred tax assets               (910,000)    (842,000)
                                                       -------------------------
Net deferred tax assets                                  3,407,000    2,878,000
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities      3,358,000    1,186,000
   FHLB dividends                                          728,000      521,000
   Purchase accounting                                     829,000    1,015,000
                                                       -------------------------
Total deferred tax liabilities                           4,915,000    2,722,000
                                                       -------------------------
Net deferred tax asset (liability)                     $(1,508,000)    $156,000
                                                       =========================

     Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

                                              2002         2001         2000
                                          --------------------------------------
Income before income taxes                $15,946,716   $7,858,657   $4,923,121
                                          ======================================

Income tax expense at the federal
 statutory rate                            $5,421,883   $2,671,943   $1,673,861
Increase (decrease) resulting from:
  Tax-exempt interest income                 (916,000)    (832,000)    (679,000)
  State income taxes, net of federal
   income tax benefit                         366,000      488,000      267,000
  Nondeductible merger-related expenses             -       32,000            -
  Goodwill amortization                             -    1,382,000      698,000
  Bank owned life insurance                  (102,000)           -            -
  Increase (decrease) in valuation
   allowance for deferred tax assets          (33,000)      62,000       33,000
  Other                                        57,010      (79,528)     (67,578)
                                          --------------------------------------
Income taxes                               $4,793,893   $3,724,415   $1,925,283
                                          ======================================

     At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $365 thousand and state net operating loss carryforwards of approximately $17.3 million. The federal net operating loss carryforwards and $694 thousand of state net operating loss carryforwards are subject to an annual limitation of approximately $230 thousand and are available to reduce future tax expense through the year ending December 31, 2009. The remaining state net operating loss carryforwards expire in years 2003 through 2017.

     Retained earnings at December 31, 2002 and 2001 include $4.8 million for which no provision for federal income tax has been made. A prior subsidiary acquisition qualified under provisions of the Internal Revenue Code that permitted it to deduct from taxable income an allowance for bad debts that differed from the provision for losses charged to income for financial reporting purposes. If income taxes had been provided, the deferred tax liability would have been approximately $1.8 million.

13.  Restrictions on Subsidiary Dividends, Loans or Advances

     Dividends paid by the Company are derived, mainly, from dividends provided by the Bank. Certain restrictions exist limiting the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The Bank's primary regulator must approve the payment of dividends in excess of certain levels of the Bank's retained earnings. As of December 31, 2002, the Bank had net retained earnings of approximately $7.6 million, available for distribution to the Company without prior regulatory approval.

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

     As of December 31, 2002, the Bank had outstanding loan commitments and letters of credit of $160.3 million and $4.0 million, respectively. Loan commitments and standby letters of credit were $127.4 million and $4.6 million, respectively, at December 31, 2001.

16.  Leases

     The Company rents space for some of its banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $815,000, $637,000, and $552,000 in 2002, 2001, and 2000, respectively.

     Future minimum payments for the years indicated under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

                       2003                    $606,000
                       2004                     579,000
                       2005                     565,000
                       2006                     515,000
                       2007                     449,000
                       Thereafter             1,716,000
                                            -----------
                                             $4,430,000
                                            ===========

     Minimum rentals for 2003 include $110 thousand for space used by the Company, which is leased from a partnership, two partners of which are also directors of the Company.

17.  Commitments and Contingent Liabilities

     The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the financial position or operations of the Company.

18.  Regulatory Capital

     National banks and bank holding companies are subject to various capital guidelines as set forth by regulation. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, banks and holding companies must meet specific standards that involve quantitative measures of the bank's assets, liabilities and certain off-balance sheet items as calculated under accepted accounting practices. These assets and liabilities of the Company and Bank are also subject to qualitative assessment by regulators.

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

     Quantitative measures require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (as defined in the regulations and set forth in the table below). Management believes that, as of December 31, 2002, the Bank and the Company met or exceeded all regulatory capital adequacy requirements.

     In 2002 the Bank's regulators provided a notification that categorized the Bank and Company as "well capitalized" under the regulatory framework. The categories are set forth in the following table. There have been no changes in the financial condition of the Bank or Company, since receiving the notification that would cause a change in the category of either entity.

     The Bank's and Company's "minimum," "well capitalized" and actual capital amounts and ratios are presented in the table (dollars in thousands):

                                                  Minimum        Well Capitalized
                                                For Capital         For Capital
                                             Adequacy Purposes   Adequacy Purposes       Actual
                                             -------------------------------------------------------
                                               Amount   Ratio     Amount    Ratio    Amount    Ratio
                                             -------------------------------------------------------
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
  Consolidated                                $71,818     8%      $89,773    10%     $94,517   10.5%
  Bank                                         71,241     8        89,051    10      103,055   11.6
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                 35,909     4        53,864     6       85,712    9.5
  Bank                                         35,621     4        53,431     6       94,250   10.6
Tier I Capital (to Average Assets):
  Consolidated                                 50,566     4        63,208     5       85,712    6.8
  Bank                                         50,070     4        62,588     5       94,250    7.5
As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
  Consolidated                                $59,754     8%      $74,692    10%     $83,919   11.2%
  Bank                                         59,263     8        74,078    10       94,204   12.7
Tier I Capital (to Risk Weighted Assets):
  Consolidated                                 29,877     4        44,815     6       76,019   10.2
  Bank                                         29,631     4        44,447     6       86,304   11.7
Tier I Capital (to Average Assets):
  Consolidated                                 46,065     4        57,582     5       76,019    6.6
  Bank                                         45,697     4        57,121     5       86,304    7.6

19.  Stock Plans and Options

     The Company's Stock Incentive Plan allows for grants of restricted stock, incentive stock options and nonqualified options to officers, directors, and key consultants of the Company. Options are exercisable at a price equal to the fair market value of the shares at the time of the grant. Options must be exercised within ten years after grant.

     A summary of all restricted stock and stock option transactions follows:

                               Number of
                               Shares of                    Number                      Total
                               Restricted                   of Stock                    Number
                                 Stock        Price         Options       Price        of Shares
                               -----------------------------------------------------------------
Balance at January 1, 2000        3,153      $7.67-$21.88    687,370   $3.86-$21.88     690,523
   Vested restricted stock          943        7.67-21.88          -              -         943
   Exercised                          -                 -     15,334      3.86-8.10      15,334
   Canceled                         290              8.10    358,858     9.26-21.88     359,148
                               -----------------------------------------------------------------
Balance at December 31, 2000      1,920     $15.69-$21.88    313,178   $6.63-$21.88     315,098
   Granted                            -                 -    134,410          10.13     134,410
   Acquired                           -                 -     23,027      5.28-6.55      23,027
   Exercised                          -                 -      1,041     8.11-10.13       1,041
   Canceled                           -                 -     12,234     9.26-15.69      12,234
                               -----------------------------------------------------------------
Balance at December 31, 2001      1,920     $15.69-$21.88    457,340   $5.28-$21.88     459,260
   Granted                            -                 -    170,430          13.00     170,430
   Vested restricted stock          630       15.69-21.88          -              -         630
   Exercised                          -                 -     13,247     5.63-10.13      13,247
   Canceled                           -                 -      7,876     6.88-21.88       7,876
                               -----------------------------------------------------------------
Balance at December 31, 2002      1,290     $15.69-$21.88    606,647   $5.28-$21.88     607,937
                               =================================================================

     At December 31, 2002, the weighted-average remaining contractual life of outstanding options was 6.57 years at a weighted-average exercisable price of $13.71 per share compared to seven years and a price of $13.78 per share at December 31, 2001.

20.  Fair Values of Financial Instruments

     Fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value follows. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets fair values.

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

     Deposits. The fair values disclosed for interest and noninterest checking accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

     Securities Sold Under Agreement to Repurchase and Federal Funds Purchased. The carrying amounts of securities sold under agreement to repurchase and federal funds purchased approximate their fair value.

     Accrued Interest Receivable and Payable. The carrying amounts reported in the consolidated statements of financial condition for accrued interest receivable and payable approximate their fair values.

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

     The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2002 and 2001:

                                                              2002                                2001
                                                --------------------------------------------------------------
                                                Carrying Amount    Fair Value    Carrying Amount    Fair Value
                                                --------------------------------------------------------------
Cash and due from banks                           $56,767,916     $56,767,916      $54,541,162     $54,541,162
Interest-bearing bank balances                      2,040,592       2,040,592        1,402,789       1,402,789
Federal funds sold                                  8,708,297       8,708,297       38,605,567      38,605,567
Investment securities                             423,586,914     423,633,311      261,746,070     261,794,589
Loans held for sale                                31,750,135      31,750,135       23,192,133      23,192,133
Loans                                             703,968,455     721,345,223      722,593,419     732,303,259
Accrued interest receivable                         8,048,134       8,048,134        5,599,880       5,599,880
Deposits                                          940,873,682     946,503,862      954,458,748     961,070,083
Notes payable                                      15,700,000      15,700,000       15,652,776      15,652,776
Trust preferred securities                         15,000,000      15,000,000                -               -
Securities sold under agreement to repurchase     126,636,913     126,636,913       18,586,952      18,586,952
Federal funds purchased                            10,000,000      10,000,000                -               -
Federal Home Loan Bank advances                    92,400,000      92,400,000       67,700,000      67,700,000
Accrued interest payable                            2,191,711       2,191,711        2,449,482       2,449,482

21. State Financial Services Corporation (Parent Company Only) Financial Information

     Financial statements of the Parent Company Only at December 31, 2002 and 2001, and for the three years ended December 31, 2002, follow:

     STATEMENTS OF CONDITION

                                                           December 31
                                                     2002             2001
                                                 ------------------------------

Assets
Cash and cash equivalents                            $755,394         $753,995
Investments:
   Available-for-sale                               4,711,717        3,528,758
   Held-to-maturity                                   100,000          100,000
Investment in Subsidiaries                        128,402,059      116,614,125
Recoverable income taxes                            2,109,817        1,098,628
Fixed assets                                          138,460          185,023
Other assets                                        1,774,885        1,316,900
                                                 ------------------------------
Total assets                                     $137,992,332     $123,597,429
                                                 ==============================


Liabilities
Accrued expenses and other liabilities             $2,359,672       $1,584,553
Notes payable                                      15,700,000       15,652,776
Trust preferred securities                         15,000,000                -
                                                 ------------------------------
Total liabilities                                  33,059,672       17,237,329


Shareholders' equity
Common stock                                          940,632        1,010,877
Additional paid-in capital                         83,157,808       94,797,858
Retained earnings                                  54,288,325       46,587,268
Accumulated other comprehensive income              6,518,045        2,302,673
Unearned shares held by ESOP                       (4,160,060)      (4,473,357)
Treasury stock                                    (35,812,090)     (33,865,219)
                                                 ------------------------------
Total shareholders' equity                        104,932,660      106,360,100
                                                 ------------------------------
Total liabilities and shareholders' equity       $137,992,332     $123,597,429
                                                 ==============================

21. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

     STATEMENTS OF INCOME
                                             Year ended December 31
                                       2002           2001           2000
                                   -------------------------------------------

Income:
   Dividends                        $5,000,000     $8,800,000     $42,800,000
   Interest                            424,292        561,421         689,551
   Management fees                   2,266,294      1,592,244       1,596,031
   Other                               335,555        936,861         207,483
                                   -------------------------------------------
                                     8,026,141     11,890,526      45,293,065

Expenses:
   Interest                            907,105      1,275,554       3,145,229
   Other                             4,250,770      3,402,920       2,316,311
                                   -------------------------------------------
                                     5,157,875      4,678,474       5,461,540
                                   -------------------------------------------
Income before income tax credit
 and equity in undistributed
 net income of subsidiaries          2,868,266      7,212,052      39,831,525
Income tax credit                      684,846        521,880       1,003,289
                                   -------------------------------------------
                                     3,553,112      7,733,932      40,834,814

                                   -------------------------------------------
Equity in undistributed net
 income of subsidiaries              7,599,711     (3,599,690)    (37,836,976)
                                   -------------------------------------------
Net income                         $11,152,823     $4,134,242      $2,997,838
                                   ===========================================

21. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

     STATEMENTS OF CASH FLOWS
                                                                 Year ended December 31
                                                         2002              2001              2000
                                                     ------------------------------------------------
Operating activities:
Net income                                           $11,152,823        $4,134,242        $2,997,838
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed income                      (7,599,711)        3,599,690        37,836,976
  Depreciation                                            81,862           105,347           107,774
  Decrease (increase) in recoverable income           (1,011,189)        1,531,646           542,657
  Realized investment securities gains, net             (286,178)         (879,148)         (167,561)
  Other                                                  303,145          (266,274)          777,089
                                                     ------------------------------------------------
Net cash provided by operating activities              2,640,752         8,225,503        42,094,773

Investing activities:
Purchases of securities available-for-sale            (3,400,150)       (2,488,148)       (1,376,608)
Maturities of securities available-for-sale                    -                 -            22,674
Sales of securities available for sale                 2,544,509         5,077,456           769,564
Decrease (increase) in loans receivable from
 subsidiaries                                                  -           288,840           (46,854)
Purchases of premises and equipment                      (35,299)          (35,095)         (173,206)
Acquisition of subsidiaries                                    -       (11,230,387)                -
Additional investment in subsidiaries                          -          (433,465)                -
                                                     ------------------------------------------------
Net cash used by investing activities                   (890,940)       (8,820,799)         (804,430)

Financing activities:
Proceeds (repayment) of note payable                      47,224         6,677,526       (32,649,359)
Proceeds of trust preferred securities                15,000,000                 -                 -
Decrease in guaranteed ESOP obligation                   304,359           658,251                 -
Cash dividends                                        (3,451,768)       (3,592,508)       (3,764,804)
Purchase of treasury stock                            (1,946,871)       (2,523,793)       (6,104,944)
Repurchase of common stock                           (11,808,968)                -                 -
Proceeds from exercise of stock options                  107,611            10,176           105,908
                                                     ------------------------------------------------
Net cash provided (used) by financing activities      (1,748,413)        1,229,652       (42,413,199)
                                                     ------------------------------------------------
Increase (decrease) in cash and cash equivalents           1,399           634,356        (1,122,856)
Cash and cash equivalents at beginning of year           753,995           119,639         1,242,495
                                                     ------------------------------------------------
Cash and cash equivalents at end of year                $755,394          $753,995          $119,639
                                                     ================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. The information required by this item with respect to directors and Section 16 compliance is contained under the captions "Proposal No.1. Election of Directors--Directors" and "Miscellaneous Section 16(a)

Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement and is hereby incorporated by reference.

     Executive Officers. The information required by this item with respect to executive officers appears in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the captions "Proposal No.1. Election of Directors--Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference; provided, however, that the information under the subheading "Board of Directors Report on Executive Compensation" shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND BENEFICIAL OWNERS

     Equity Compensation Plan Information

     The following table provides information about the Company's equity compensation plans (including individual compensation arrangements) as of December 31, 2002.

                                     Number of                              Number of securities
                                   securities to                           remaining available for
                                  be issued upon      Weighted-average      future issuance under
                                   the exercise        exercise price        equity compensation
                                  of outstanding       of outstanding         plans (excluding
                                 options, warrants    options, warrants     securities reflected
        Plan category              and rights(1)         and rights        in the first column)(2)
--------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders         589,377              $13.95                  453,605
Equity compensation plans not
 approved by security
 holders(3)                            17,270               $5.49                       --
--------------------------------------------------------------------------------------------------
Total                                 606,647              $13.71                  453,605
==================================================================================================
(1)  Represents options to purchase the Company's Common Stock granted under the Company's 1990
     Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and
     Employees, 1990 Director Stock Option Plan and 1998 Stock Incentive Plan, the Home Bancorp of
     Elgin, Inc. 1997 Stock Option Plan (4) and the Liberty Bank 1994 Stock Option Plan.
(2)  Includes -0- shares of the Company's Common Stock available for issuance under the Company's
     1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and
     Employees, and 1990 Director Stock Options Plan, 453,605 shares of the Company's Common Stock available for issuance under the Company's 1998 Stock Incentive Plan, -0- shares of the
     Company's Common Stock available for issuance under the Home Bancorp of Elgin, Inc. 1997
     Stock Option Plan, and -0- shares of the Company's Common Stock available for issuance under the Liberty Bank 1994 Stock Option Plan.
(3)  In connection with the June 2001 acquisition of Liberty Bank, the Company adopted the Liberty
     Bank 1994 Stock Option Plan and assumed certain options granted thereunder to three employees of Liberty Bank, which options were converted into options to purchase shares of the
     Company's Common Stock at a conversion ratio based on the consideration paid in connection with the acquisition. Shareholder approval was not required for the adoption of the Liberty
     Bank 1994 Stock Option Plan or assumption of the options granted thereunder. Other than shares subject to the options assumed by the Company under the Liberty Bank 1994 Stock Option
     Plan, no other shares of the Company's Common Stock are available for grant thereunder. Each of the assumed options were issued by Liberty Bank as incentive stock options under the requirements Section 422 of the Internal Revenue Code with an exercise price equal to 100% of fair market value of shares of Liberty Bank common stock on the date of grant. All of the assumed options are fully vested and exercisable. A copy of the Liberty Bank 1994 Stock
     Option Plan is included as an exhibit to this Annual Report on Form 10-K.
(4)  The Home Bancorp of Elgin, Inc. 1997 Stock Option Plan was assumed by the Company as part of the Merger Agreement between the Company and Home Bancorp of Elgin, Inc. approved by the
     Company's shareholders on November 5, 1998.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the filing of this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed:

          1. Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2002, are set forth in Item 8.

          2. Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3. Exhibits. See Exhibit Index, which is filed with this Form 10-K following the signature page and is incorporated herein by reference.

     (b)  Reports on Form 8-K:

          On November 19, 2002, State Financial Services Corporation (the "Company") filed a Current Report on Form 8-K, including a press release announcing that Timothy L. King, the Company's Senior Vice President and Chief Financial Officer, died of natural causes on November 18, 2002 at age 57.

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

                                       STATE FINANCIAL SERVICES CORPORATION

                                       By: /s/ Michael J. Falbo
                                           -------------------------------------
                                           Michael J. Falbo,
                                           President and Chief Executive Officer
Date:    March 14, 2003


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive and Financial Officers


 /s/ Michael J. Falbo            President and Chief             March 14, 2003
---------------------------      Executive Officer
Michael J. Falbo

/s/ Daniel L. Westrope           Senior Vice President           March 14, 2003
---------------------------      and Chief Financial Officer

/s/ Michael A. Reindl            Senior Vice President           March 14, 2003
---------------------------      and Treasurer
Michael A. Reindl


Directors


/s/ Jerome J. Holz                 Director                      March 14, 2003
---------------------------
Jerome J. Holz

/s/ Michael J. Falbo               Director                      March 14, 2003
---------------------------
Michael J. Falbo

/s/ Robert J. Cera                 Director                      March 14, 2003
---------------------------
Robert J. Cera

/s/ Richard A. Horn                Director                      March 14, 2003
---------------------------
Richard A. Horn

/s/ Ulice Payne, Jr.               Director                      March 14, 2003
---------------------------
Ulice Payne, Jr.

/s/ Thomas S. Rakow                Director                      March 14, 2003
---------------------------
Thomas S. Rakow

/s/ David M. Stamm                 Director                      March 14, 2003
---------------------------
David M. Stamm

/s/ Barbara E. Weis                Director                      March 14, 2003
---------------------------
Barbara E. Weis

                                  CERTIFICATION

I, Michael J. Falbo, certify that:


1. I have reviewed this annual report on Form 10-K of State Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                  /s/ Michael J. Falbo

                                      Michael J. Falbo
                                      President and Chief Executive Officer

                                  CERTIFICATION

I, Daniel L. Westrope, certify that:

1. I have reviewed this annual report on Form 10-K of State Financial Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003           /s/ Daniel L. Westrope

                               Daniel L. Westrope
                               Senior Vice President and Chief Financial Officer

                      STATE FINANCIAL SERVICES CORPORATION

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED December 31, 2002

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

   3.2 Bylaws of Registrant, as amended and restated effective January 27, 1998. (10)

   4.1 Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (13)

   4.2 Amended and Restated Certificate of Trust, dated October 29, 2002, among Registrant, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust I. (18)

   4.3 Indenture, dated October 29, 2002, between Registrant and Wilmington Trust Company, as Trustee. (18)

   4.4 Guarantee, dated October 29, 2002, between Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (18)

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

  23.1    Consent of Ernst & Young LLP.

  99.1 Written Statement of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

  99.2 Written Statement of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

  99.3 Proxy Statement for the 2003 Annual Meeting of Shareholders [The Proxy Statement for the 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

--------------------------------------------------------------------------------

   (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

   (2) Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.

   (3) Incorporated by reference from Amendment No. 1 to the Registrant's registration statement on Form S-1, dated December 6, 1989.

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

   (7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

   (8) Incorporated by reference from Registrant's Current Report on Form 8-K, dated January 14, 1998.

   (9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  (10) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  (11) Incorporated by reference from Registrant's registration statement on Form S-4, Registration Number 33-64375, dated September 25, 1998.

  (12) Incorporated by reference from Registrant's Current Report on Form 8-K, dated March 12, 1999.

  (13) Incorporated by reference from Registrant's Current Report on Form 8-K, dated July 27, 1999.

  (14) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

  (15) Incorporated by reference from Registrant's registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.

  (16) Incorporated by reference from Exhibit 2.1 of Registrant's Current Report on Form 8-K, dated March 7, 2001.

  (17) Incorporated by reference from Exhibit 2.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  (18) Incorporated by reference from Registrant's Tender Offer Statement on Schedule TO, Dated November 1, 2002.

     The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.