Form 10-Q
period 2003-03-31
STATE FINANCIAL SERVICES CORP
filed 2003-05-15
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
         or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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



             815 NORTH WATER STREET, MILWAUKEE, WISCONSIN 53202-3526
             -------------------------------------------------------
              (Address and Zip Code of principal executive offices)



                                 (414) 425-1600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No

As of May 12, 2003, there were 6,956,216 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of
          March 31, 2003 and December 31, 2002                                 3

          Consolidated Statements of Income for the
          Three Months ended March 30, 2003 and 2002                           4

          Consolidated Statements of Cash Flows for the
          Three Months ended March 31, 2003 and 2002                           5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                   14

Item 4.   Controls and Procedures                                             14

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 2.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

Exhibits                                                           Exhibit Index

Part I.         Financial Information
Item 1.         Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                                 March 31,        December 31,
                                                                                   2003               2002
                                                                                (unaudited)         (audited)
                                                                           ------------------ ------------------
ASSETS
 Cash and due from banks                                                         $49,760,389        $56,767,916
 Interest-bearing bank balances                                                    3,282,886          2,040,592
 Federal funds sold                                                                6,694,739          8,708,297
                                                                           ------------------ ------------------
 Cash and cash equivalents                                                        59,738,014         67,516,805
 Investment securities
  Available-for-sale (at fair value)                                             384,787,035        422,081,645
  Held-to-maturity (fair value of $1,451,944 - March 31, 2003 and
    $1,551,666 - December 31, 2002)                                                1,405,388          1,505,269

 Loans (net of allowance for loan losses of $9,306,337 - March 31, 2003
    and $8,805,000 -December 31, 2002)                                           737,238,072        703,968,455
 Loans held for sale                                                              19,356,948         31,750,135
 Premises and equipment                                                           27,621,404         27,789,893
 Accrued interest receivable                                                       6,245,022          7,789,746
 Goodwill                                                                         27,465,062         27,465,062
 Bank owned life insurance                                                        20,478,549         20,258,388
 Other assets                                                                      6,954,615          6,698,985
                                                                           ------------------ ------------------
                                                             TOTAL ASSETS     $1,291,290,109     $1,316,824,383
                                                                           ================== ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Demand                                                                        160,574,800        163,036,430
   Savings                                                                       233,389,953        228,312,579
   Money market                                                                  212,602,204        221,142,347
   Time deposits in excess of $100,000                                            88,760,338         88,001,266
   Other time deposits                                                           233,983,172        240,381,060
                                                                           ------------------ ------------------
                                                           TOTAL DEPOSITS        929,310,467        940,873,682

 Federal Home Loan Bank advances                                                  77,400,000         92,400,000
 Notes payable                                                                    10,380,000         15,700,000
 Trust preferred securities                                                       15,000,000         15,000,000
 Securities sold under agreements to repurchase                                  143,937,949        126,636,913
 Federal funds purchased                                                                   0         10,000,000
 Accrued expenses and other liabilities                                            7,863,795          9,089,417
 Accrued interest payable                                                          1,882,899          2,191,711
                                                                           ------------------ ------------------
                                                        TOTAL LIABILITIES      1,185,775,110      1,211,891,723

 Shareholders' Equity:

   Preferred stock, $1 par value; authorized--100,000 shares;
      issued and outstanding--none                                                        --                 --
   Common stock, $0.10 par value; authorized--25,000,000 shares; issued
      and outstanding 9,418,316 shares in 2003 and 9,406,321 in 2002                 941,832            940,632
   Additional pain-in capital                                                     83,309,818         83,157,808
   Retained earnings                                                              56,278,399         54,288,325
   Accumulated other comprehensive income                                          5,049,100          6,518,045
   Unearned shares held by ESOP                                                   (4,160,060)        (4,160,060)
   Treasury Stock - 2,464,340 shares in 2003 and 2,459,340 in 2002               (35,904,090)       (35,812,090)
                                                                           ------------------ ------------------
                                               TOTAL SHAREHOLDERS' EQUITY        105,514,999        104,932,660
                                                                           ------------------ ------------------
                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,291,290,109     $1,316,824,383
                                                                           ================== ==================
See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                                         Three Months Ended March 31,
                                                                    ------------------------------------
                                                                            2003                2002
                                                                    ------------------------------------
INTEREST INCOME:
  Loans                                                                  $11,763,240        $13,131,755
  Investment securities:
     Taxable                                                               3,764,267          3,058,913
     Tax-exempt                                                              613,777            687,208
  Federal funds sold and other short-term investments                         20,219            145,958
                                                                    ------------------------------------
                                             TOTAL INTEREST INCOME        16,161,503         17,023,834

INTEREST EXPENSE:
  Deposits                                                                 3,381,852          4,758,159
  Notes payable and other borrowings                                       1,740,880          1,207,288
                                                                    ------------------------------------
                                            TOTAL INTEREST EXPENSE         5,122,732          5,965,447
                                                                    ------------------------------------
                                               NET INTEREST INCOME        11,038,771         11,058,387

  Provision for loan losses                                                  600,000            450,000
                                                                    ------------------------------------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES        10,438,771         10,608,387

OTHER INCOME:
  Service charges on deposit accounts                                        688,950            626,927
  ATM and merchant service fees                                              691,608            701,696
  Security commissions and management fees                                    93,388            101,738
  Investment securities gains, net                                            55,196            204,009
  Gain on sale of loans                                                    1,323,771            665,230
  Other                                                                      699,921            426,124
                                                                    ------------------------------------
                                                TOTAL OTHER INCOME         3,552,834          2,725,724

OTHER EXPENSES:
  Salaries and employee benefits                                           5,116,069          4,329,096
  Net occupancy expense                                                      687,044            683,183
  Equipment rentals, depreciation and maintenance                            952,329            964,491
  Data processing                                                            529,721            555,336
  Legal and professional                                                     402,998            657,218
  ATM and merchant services                                                  461,006            475,825
  Advertising                                                                350,350            274,375
  Other                                                                    1,532,296          1,627,478
                                                                    ------------------------------------
                                              TOTAL OTHER EXPENSES        10,031,813          9,567,002

                                        INCOME BEFORE INCOME TAXES         3,959,792          3,767,109
  Income tax expense                                                       1,107,638          1,154,171
                                                                    ------------------------------------
                                                        NET INCOME        $2,852,154         $2,612,938
                                                                    ====================================

  Basic earnings per common share                                              $0.43              $0.35
  Diluted earnings per common share                                             0.42               0.35
  Dividends per common share                                                    0.13               0.12

See notes to unaudited consolidated financial statements.


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
                                                                                       Three Months Ended March 31,
                                                                                           2003             2002
                                                                                    --------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $2,852,154      $2,612,938
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses                                                           600,000         265,547
        Depreciation                                                                        698,342         721,562
        Amortization of premiums and accretion of discounts on investment securities        380,973         579,063
        Income from bank owned life insurance                                              (220,161)              0
        Decrease (increase) in accrued interest receivable                                1,544,724      (1,671,196)
        Decrease in accrued interest payable                                               (308,812)       (440,398)
        Realized investment securities gains                                                (55,196)       (204,009)
        Other                                                                              (724,524)         (1,621)
                                                                                    --------------------------------
                                           NET CASH PROVIDED BY OPERATING ACTIVITIES      4,767,500       1,862,886
INVESTING ACTIVITIES
  Proceeds from maturities or principal payments of
      investment securities held-to-maturity                                                100,000         150,499
  Purchases of securities available-for-sale                                            (68,726,215)   (263,860,293)
  Proceeds from maturities and sales of
      investment securities available-for-sale                                          103,469,256      82,189,849
  Net (increase) decrease in loans                                                      (21,476,430)    131,796,228
  Net purchases of premises and equipment                                                  (529,853)       (536,017)
                                                                                    --------------------------------
                                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     12,836,758     (50,259,734)
FINANCING ACTIVITIES
  Net decrease in deposits                                                              (11,563,215)    (40,168,922)
  Repayment of notes payable                                                             (6,750,000)              0
  Proceeds of notes payable                                                               1,430,000       2,777,224
  Increase in securities sold under agreements to repurchase                             17,301,036      76,006,278
  Decrease in Federal Home Loan Bank advances                                           (15,000,000)    (20,200,000)
  Cash dividends                                                                           (862,080)       (892,894)
  Repayments of federal funds purchased                                                 (10,000,000)              0
  Purchase of treasury stock                                                                (92,000)              0
  Proceeds from exercise of stock options and restricted stock awards                       153,210          41,416
                                                                                    --------------------------------
                                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (25,383,049)     17,563,102
                                                                                    --------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                    (7,778,791)    (30,834,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         67,516,805      94,549,518
                                                                                    --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $59,738,014     $63,714,772
                                                                                    ================================
  Supplemental information:
     Interest paid                                                                       $5,431,544      $6,405,845
     Income tax refunds                                                                    (124,369)       (163,164)
     Conversion of mortgage loans into fixed rate securities                                      0     101,567,223

See notes to unaudited consolidated financial statements.


STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2003

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or "State") and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B--ACCOUNTING CHANGES

FIN No. 46 - Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have interest in any VIEs, the Company does not expect the adoption of FIN No. 46 to have a material impact on its results of operations, financial position, or liquidity.

Accounting For Stock-Based Compensation

     In December 2002, the FASB issued FASB Statement No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS No. 148), which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation, APB 25, under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant to FAS No. 123's, fair value method of accounting, if a company so elects. FAS No. 148 also amends the disclosure provisions of FAS No. 123 and APB Opinion No. 25 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB 25. Although the recognition provisions of FAS No. 148 are not applicable to the Company at this time as it continues to account for stock-based compensation using the intrinsic value method, the Company has provided the required disclosures in Note F.

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

                                                                    For the three months ended
                                                                    March 31,          March 31,
                                                                      2003               2002
                                                               ------------------------------------
Basic:
Weighted-average number of
   shares outstanding                                               6,949,965            7,788,191
Less:  weighted-average number of
   unearned ESOP shares                                             (322,599)            (349,184)
                                                               ------------------------------------
Denominator for basic earnings per share                            6,627,366            7,439,007
                                                               ====================================
Fully diluted:

Denominator for basic earnings per share                            6,627,366            7,439,007
Add:  assumed conversion of stock options
    using treasury stock method                                       149,467               43,520
                                                               ------------------------------------
Denominator for fully diluted earnings per share                    6,776,833            7,482,527
                                                               ====================================

NOTE D--COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not included in reported net income but are instead reflected directly in shareholders' equity.

                                                        For the three months ended
                                                        March 31,         March 31,
                                                           2003              2002
                                                    -----------------------------------
Net Income                                              $2,852,154        $2,612,938
Other comprehensive income:
Change in unrealized securities
   gains, net of tax                                    (1,435,391)       (1,327,991)
Reclassification adjustment for realized
   gains included in net income                            (55,196)         (204,009)
Estimated income tax expense on realized
   securities gains                                         21,642            79,992
                                                    -----------------------------------
Total comprehensive income                              $1,383,209        $1,160,930
                                                    ===================================

NOTE E--STOCK REPURCHASE PROGRAM

     On March 12, 2001, the Company's Board of Directors authorized the repurchase of approximately 400 thousand shares of the Company's Common Stock (the "2001 Repurchase Program"). As of March 31, 2003 the Company has repurchased 349 thousand shares at an average price of $13.08.

     In December 2002, the Company completed its Dutch Auction tender offer, purchasing and retiring 716 thousand shares of the Company's Common Stock at $16.50 per share.

NOTE F--SUBSEQUENT EVENT

     On April 28, 2003, the Company's Board of Directors authorized the repurchase of up to 5%, or approximately 348 thousand shares, of the Company's Common Stock (the "2003 Repurchase Program").

NOTE G--STOCK-BASED COMPENSATION

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

     The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2003 and March 31, 2002.

                                           Three months ended March 31,
                                     -----------------------------------------
                                            2003                 2002
------------------------------------------------------------------------------
Expected life of options                6.75 years           6.75 years
Risk-free interest rate                      3.33%                3.33%
Expected dividend yield                       2.6%                 3.0%
Expected volatility factor                  26.04%               15.77%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is generally six months. The Company's pro forma information is as follows:


                                                                           Three months ended March 31,
                                                                      ---------------------------------------
(Thousands, except per share data)                                           2003               2002
-------------------------------------------------------------------------------------------------------------
Net income, as reported                                                     $2,852             $2,613
Pro forma compensation expense
   in accordance with SFAS No. 123, net of tax                                 (32)               (66)
-------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                                 $2,820             $2,546
-------------------------------------------------------------------------------------------------------------

Net income per common share, as reported:
   Basic                                                                    $ 0.43             $ 0.35
   Diluted                                                                  $ 0.42             $ 0.35

Pro forma net income per common share:
   Basic                                                                    $ 0.43             $ 0.34
   Diluted                                                                  $ 0.42             $ 0.34


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

     All significant accounting policies are presented in Note 1 to the consolidated financial statements in the Company's 2002 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

     Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company's financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Company's 2002 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of Management's discussion.

Changes in Financial Condition

     At March 31, 2003 and December 31, 2002, total assets were $1.3 billion. During the first three months of 2003, significant uses of funds consisted of a $11.6 million decrease in total deposits, $15.0 million in repayment of Federal Home Loan Bank ("FHLB") borrowings, $10.0 million in repayment of federal funds purchased, $5.3 million net decrease in notes payable, $21.5 million increase in loans, $0.9 million in payment of cash dividends, and $0.5 million in purchases of premises and equipment. Funding sources come from a $4.8 million increase in net cash provided by operating activities, $34.8 million net decrease in investment securities, and $17.3 million increase in securities sold under agreement to repurchase.

Asset Quality

     At March 31, 2003, non-performing assets were $14.0 million, an increase of $1.0 million from December 31, 2002 due primarily to an increase of $1.1 million in non-accrual loans offset by a decrease of $106 thousand in other real estate owned. Total non-performing assets as a percentage of total assets were 1.08% at March 31, 2003 and 0.99% at December 31, 2002. As a percentage of total loans outstanding, the level of non-performing loans was 1.78% at March 31, 2003 compared to 1.69% at December 31, 2002. This percentage increase was due to the increase in non-performing loans resulting from the placement of two commercial loans, secured by real estate, on non-accrual status.

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. In all cases however, when a loan reaches 90 days delinquent on the payment of principal or interest the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                                     Mar. 31    Dec. 31      Sep. 30     Jun. 30     Mar. 31
                                                       2003       2002         2002        2002        2002
                                                   ------------------------------------------------------------
Non-accrual loans                                     $13,649     $12,558      $13,548     $10,907     $10,532
Accruing loans past due 90 days or more                     0           0            0           0           0
Restructured loans                                          0           0            0           0           0
                                                   ------------------------------------------------------------
Total non-performing and restructured loans            13,649      12,558       13,548      10,907      10,532
Other real estate owned                                   346         452          253         287         519
                                                   ------------------------------------------------------------
Total non-performing assets                           $13,995     $13,010      $13,801     $11,194     $11,051
                                                   ============================================================
Ratios:
    Non-performing loans to total loans                  1.78%       1.69%        2.00%       1.69%       1.69%
    Allowance to total loans                             1.22        1.18         1.25        1.31        1.31
    Allowance to non-performing loans                   68.18       70.11        63.15       77.54       77.53
    Non-performing assets to total assets                1.08        0.99         1.08        0.90        0.93
                                                   ============================================================

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2003, the Allowance was $9.3 million, an increase of $501 thousand from the balance at December 31, 2002. The Allowance was increased partially due to the increase in both the amount and the percentage of commercial loans to total loans, as well as the continued weakness in the economy.

     As a percentage of total loans outstanding, the Allowance was 1.22% at March 31, 2003 compared to 1.18% at December 31, 2002. The determination of Allowance adequacy is based upon on-going evaluations of the Company's loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the "Bank") and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrowers' financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considers the Allowance adequate to recognize the risk inherent in the loan portfolio at March 31, 2003.

     The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

                                                                     Three months
                                                                        Ended             Year ended
                                                                    March 31, 2003       Dec. 31, 2002
                                                                 -----------------------------------------
  Balance at beginning of period                                          $8,805             $7,900
  Charge-offs:
     Commercial                                                               39              1,425
     Real estate mortgage                                                      0                 35
     Installment                                                              81                523
     Other                                                                    12                 15
                                                                 -----------------------------------------
     Total charge-offs                                                       132              1,998

  Recoveries:
     Commercial                                                                0                390
     Real estate mortgage                                                     10                  0
     Installment                                                              23                107
     Other                                                                     0                  6
                                                                 -----------------------------------------
     Total recoveries                                                         33                503

                                                                 -----------------------------------------
  Net charge-offs                                                             99              1,495
  Balance of acquired allowance at date of acquisition                         0                  0
  Additions charged to operations                                            600              2,400
                                                                 -----------------------------------------
  Balance at end of period                                                $9,306             $8,805
                                                                 =========================================
  Ratios:
     Net charge-offs to average loans outstanding(1)                        0.05%              0.22%
     Net charge-offs to total allowance(1)                                   4.3              16.98
     Allowance to period end loans outstanding                              1.22               1.18
  ---------------------------------------------------------------=========================================
   1.Annualized.


Results of Operations-Comparison of the Three-Month Periods Ended March 31, 2003 and March 31, 2002

General

     For the quarter ended March 31, 2003, the Company reported a net income of $2.9 million and net income per share on a fully diluted basis of $0.42, compared to net income of $2.6 million and net income per share on a fully diluted basis of $0.35 reported for the quarter ended March 31, 2002. The increase in earnings per share was mainly due to decreased shares issued as a result of the Dutch Auction tender offer and stock repurchase activity in 2002.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended March 31, 2003 and March 31, 2002 (dollars in thousands):

                                                   Three months ended                  Three months ended
                                                     March 31, 2003                      March 31, 2002
                                           ---------------------------------- --------------------------------------
                                              Average    Interest   Yield/        Average       Interest   Yield/
                                              Balance               Rate(4)       Balance                  Rate(4)
                                           ---------------------------------- --------------------------------------
ASSETS
Interest-earning assets:
   Loans(1)(2)(3)                               $746,029   $11,781      6.40%         $731,593     $13,152    7.29%
   Taxable investment securities                 335,662     3,754      4.54%          232,287       3,023    5.28%
   Tax-exempt investment securities3              64,534       944      5.93%           63,105       1,057    6.79%
   Interest-earning deposits                       1,706        10      2.36%            7,917          36    1.83%
   Federal funds sold                              7,424        20      1.10%           36,678         146    1.61%
                                           ---------------------------------- --------------------------------------
Total interest-earning assets                  1,155,355    16,509      5.79%        1,071,580      17,414    6.59%
Non-interest-earning assets:
   Cash and due from banks                        43,608                                45,183
   Premises and equipment, net                    27,856                                28,617
   Other assets                                   61,717                                40,949
Less: Allowance for loan losses                  (9,028)                               (8,007)
                                           --------------                     -----------------
TOTAL                                         $1,279,508                            $1,178,322
                                           ==============                     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                 $104,504       $99      0.39%          $95,062        $112    0.48%
   Money market accounts                         214,622       646      1.22%          234,633         866    1.50%
   Savings deposits                              125,711       206      0.66%          121,169         282    0.94%
   Time deposits                                 322,697     2,430      3.05%          340,012       3,498    4.17%
   Notes payable                                  30,104       272      3.66%           17,162         144    3.40%
   FHLB borrowings                                77,956       785      4.08%           58,268         723    5.03%
   Federal funds purchased                         2,156         9      1.69%                0           0    0.00%
   Securities sold under agreement
      to repurchase                              129,945       675      2.11%           57,892         340    2.38%
                                           ---------------------------------- --------------------------------------
Total interest-bearing liabilities             1,007,695     5,122      2.06%          924,198       5,965    2.62%
Non-interest-bearing liabilities:
   Demand deposits                               154,619                               138,081
   Other                                          10,956                                 7,632
                                           --------------                     -----------------
Total liabilities                              1,173,270                             1,069,911
                                           --------------                     -----------------
Stockholders' equity                             106,238                               108,411
                                           --------------                     -----------------
TOTAL                                         $1,279,508                            $1,178,322
                                           ==============                     =================
Net interest earning and interest rate spread              $11,387      3.73%                      $11,449    3.97%
                                                        ======================                ======================
Net yield on interest-earning assets                                    4.00%                                 4.33%
                                                                  ============                            ==========

-----------------------
1 For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2 Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3 Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% rate for all years presented. The related adjustment were $348 thousand and $391 thousand for March 31, 2003 and March 31, 2002, respectively. The Company believes this disclosure of tax-exempt interest is more meaningful to the reader because these results are more comparable to other banks due to the impact that tax-exempt holdings have on net interest margin.
4 Annualized.

     For the quarter ended March 31, 2003, the Company reported taxable-equivalent net interest income of $11.4 million, a decrease of $62 thousand, or 0.5%, from the $11.4 million reported for the quarter ended March 31, 2002. This modest decrease reflects the Company's interest rate risk management policy, which is designed to minimize the impact on interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 4.00% in the first quarter of 2003 from 4.33% in the first quarter of 2002.

     The Company's taxable-equivalent total interest income decreased $905 thousand for the quarter ended March 31, 2003 compared to the same period of 2002 due to the lower rate environment. Average loans outstanding increased $14.4 million, or 2.0%, in the first quarter of 2003 over the first quarter of 2002. For the quarter ended March 31, 2003, the taxable-equivalent yield on interest-earning assets was 5.79% compared to 6.59% for the quarter ended March 31, 2002. The first quarter 2003 loan yield was 6.40% compared to 7.29% in the first quarter of 2002. The Company also experienced declines in the yields earned on its investment securities. For the quarter ended March 31, 2003, the yield earned on taxable investment securities decreased to 4.54% from 5.28% for the quarter ended March 31, 2002. The yields earned on tax-exempt investment securities decreased to 5.93% for the quarter ended March 31, 2003 from 6.79% for the quarter ended March 31, 2002.

     The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 2.06% for the first quarter of 2003 from 2.62% for the first quarter of 2002. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In the first quarter of 2003, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 23.8% of the Company's interest-bearing liabilities compared to 14.4% in the first quarter 2002 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

     The provision for loan losses was $600 thousand in the first quarter of 2003 compared to $450 thousand in the first quarter of 2002. The increase reflects loan growth and management's assessment of asset quality and risk inherent in the loan portfolio.

Other Income

     Total other income increased $827 thousand in the first quarter of 2003 over the first quarter of 2002. The increase was the result of increases in service charges on deposit accounts, gains on sale of residential mortgage loans, and other income. These increases were offset by decreases in "ATM" and merchant services, security commissions and management fees, and investment securities gains. Service charges on deposit accounts increased $62 thousand due to increased fees on business accounts. Gains on sale of residential mortgage loans increased $659 thousand due to increased refinancing activity on residential mortgages. Other income increased $274 thousand mainly due to income earned on bank owned life insurance. ATM and merchant services decreased $10 thousand due to decreased volume as a result of the removal of several ATM machines in 2002. Security commission and management fees decreased $8 thousand, and investment security gains decreased $149 thousand.

Other Expenses

     Other expenses increased $465 thousand in the first quarter of 2003 over the first quarter of 2002. The increase was due to increases in personnel costs and advertising. These increases were offset by decreases in net occupancy and equipment expense, data processing, legal and professional fees, ATM and merchant services, and other expense. Personnel costs increased $787 thousand due to increased sale commissions as a result of the increased volume of refinancing activity on residential mortgages and increased salaries due to growth. Advertising increased $76 thousand as the Company executed a local branding initiative. Legal and professional fees decreased $254 thousand due to lower legal fee expense on several long-term legal matters that are nearing resolution. Net occupancy decreased $8 thousand, data processing decreased $26 thousand, ATM and merchant services decreased $15 thousand, and other expense decreased $95 thousand.

Income Taxes

     Income tax expense for the quarter ended March 31, 2003 was $1.1 million and was $1.2 million for the quarter ended March 31, 2002. The effective tax rate was 28.0% for the first quarter of 2003 compared to an effective rate of 30.6% for the first quarter of 2002.

Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers' current needs. The Company had liquid assets of $59.7 million and $67.5 million at March 31, 2003 and December 31, 2002, respectively.

Capital Resources

     There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2003:

                                                                         Regulatory                 Regulatory
                                                                          Minimum                Well-capitalized
                                                  Actual                 Requirement                Requirement
                                                  ------                 -----------             ----------------
                                                                   (dollars in thousands)

                                            Amount       Percent        Amount     Percent         Amount       Percent
                                            ------       -------        ------     -------         ------       -------
Tier 1 leverage                            $87,795          7.0%       $50,001        4.0%        $62,502          5.0%

Tier 1 risk-based capital                  $87,795          9.6%       $36,715        4.0%        $55,072          6.0%

Risk-based capital                         $97,101         10.6%       $73,430        8.0%        $91,787         10.0%


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2002 annual report on Form 10-K.

Item 4.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Forward Looking Statements

     The Company intends certain matters discussed in this Report to be "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the statements will include words such as "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, adequacy of the Company's loan loss reserve, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Part II.   Other Information

Item 1.   Legal Proceedings

     From time to time, the Company and the Bank, are party to legal proceedings arising out of their general lending activities and other operations. In February 2002, an action was filed against SFSC in the Circuit Court in Rock County, Wisconsin. The plaintiffs in the litigation allege that in April 2001 an employee of SFSC wrongfully issued and then SFSC refused to honor cashier's checks issued on behalf of a customer of the Bank. The allegations arise out of an apparent scheme perpetrated by a mutual customer of one of the plaintiffs, a credit union, and SFSC. The plaintiffs seek recovery of $1.5 million plus fees and expenses. The Company has established a reserve to cover anticipated costs to cover the pending litigation, but believes the action is without merit and intends to defend its position vigorously in the litigation. The resolution of this matter is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 2.   Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Written Statement of the Chief Executive Officer Pursuant to 18
     U.S.C s.1350

99.2 Written Statement of the Chief Financial Officer Pursuant to 18
     U.S.C s.1350

(b)  Reports on Form 8-K

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



Date: May 12, 2003

                                        By  /s/ Michael J. Falbo
                                           -------------------------------------
                                           Michael J. Falbo
                                           President and Chief Executive Officer



Date: May 12, 2003
                                        By  /s/ Daniel L. Westrope
                                           -------------------------------------
                                           Daniel L. Westrope
                                           Senior Vice President and
                                           Chief Financial Officer

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

Date: May 12, 2003                  /s/ Michael J. Falbo
                                    --------------------------------------------
                                    Michael J. Falbo
                                    President and Chief Executive Officer

                                 CERTIFICATIONS

I, Daniel L. Westrope, certify that:

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

Date: May 12, 2003             /s/ Daniel L. Westrope
                               -------------------------------------------------
                               Daniel L. Westrope
                               Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

99.1 Written Statement of the Chief Executive Officer Pursuant to 18
     U.S.C. s.1350

99.2 Written Statement of the Chief Financial Officer Pursuant to 18
     U.S.C. s.1350