Form 10-Q
period 2003-06-30
STATE FINANCIAL SERVICES CORP
filed 2003-08-14
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2003

         or

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).   Yes X   No
                                                 ---    ---

As of August 12, 2003, there were 7,016,307 shares of Registrant's $0.10 Par Value Common Stock outstanding.

                                    FORM 10-Q

                      STATE FINANCIAL SERVICES CORPORATION

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
            June 30, 2003 and December 31, 2002                               3

            Consolidated Statements of Income for the
            Three Months ended June 30, 2003 and 2002                         4

            Consolidated Statements of Income for the
            Six Months ended June 30, 2003 and 2002                           5

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 2003 and 2002                           6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                18


Item 4.     Controls and Procedures                                          18

                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                19

Item 2.     Exhibits and Reports on Form 8-K                                 19

Item 4.     Submission of Matters to a Vote of Security Holders              20

Signatures                                                                   21

Exhibits                                                          Exhibit Index

Part I.   Financial Information
Item 1.   Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

                                                                          June 30,           December 31,
                                                                            2003                2002
                                                                         (unaudited)          (audited)
                                                                       -----------------------------------
ASSETS
 Cash and due from banks                                               $    56,002,389     $    56,767,916
 Interest-bearing bank balances                                              3,464,267           2,040,592
 Federal funds sold                                                          6,161,461           8,708,297
                                                                       -----------------------------------
 Cash and cash equivalents                                                  65,628,117          67,516,805
 Investment securities
  Available-for-sale (at fair value)                                       371,157,695         422,081,645
  Held-to-maturity (fair value of $1,355,829 - June 30,
   2003 and $1,551,666 - December 31, 2002)                                  1,315,502           1,505,269

 Loans (net of allowance for loan losses of $9,819,246 -
  June 30, 2003 and $8,805,000 -December 31, 2002)                         753,798,251         703,968,455
 Loans held for sale                                                        36,044,168          31,750,135
 Premises and equipment                                                     27,416,323          27,789,893
 Accrued interest receivable                                                 5,599,195           7,789,746
 Goodwill                                                                   27,465,062          27,465,062
 Bank owned life insurance                                                  20,568,144          20,258,388
 Other assets                                                                6,108,540           6,698,985
                                                                       -----------------------------------
                            TOTAL ASSETS                               $ 1,315,100,997     $ 1,316,824,383
                                                                       ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Demand                                                                  169,101,711         163,036,430
   Savings                                                                 230,490,698         228,312,579
   Money market                                                            215,386,451         221,142,347
   Time deposits in excess of $100,000                                      89,650,143          88,001,266
   Other time deposits                                                     220,814,025         240,381,060
                                                                       -----------------------------------
                          TOTAL DEPOSITS                                   925,443,028         940,873,682

 Federal Home Loan Bank advances                                            77,400,000          92,400,000
 Notes payable                                                              14,180,000          15,700,000
 Trust preferred securities                                                 15,000,000          15,000,000
 Securities sold under agreements to repurchase                            153,737,789         126,636,913
 Federal funds purchased                                                    10,500,000          10,000,000
 Accrued expenses and other liabilities                                      7,899,092           9,089,417
 Accrued interest payable                                                    1,889,897           2,191,711
                                                                       -----------------------------------
                       TOTAL LIABILITIES                                 1,206,049,806       1,211,891,723


Shareholders' Equity:

  Preferred stock, $1 par value; authorized--100,000
   shares; issued and outstanding--none                                             --                  --
  Common stock, $0.10 par value; authorized--25,000,000
   shares; issued 9,457,180 shares in 2003 and 9,406,321
   shares in 2002, outstanding 6,992,840 shares in 2003
   and 6,946,981 shares in 2002                                                945,718             940,632
  Additional pain-in capital                                                83,814,132          83,157,808
  Retained earnings                                                         58,447,913          54,288,325
  Accumulated other comprehensive income                                     5,907,578           6,518,045
  Unearned shares held by ESOP                                              (4,160,060)         (4,160,060)
  Treasury Stock - 2,464,340 shares in 2003 and 2,459,340 in 2002          (35,904,090)        (35,812,090)
                                                                       -----------------------------------
                  TOTAL SHAREHOLDERS' EQUITY                               109,051,191         104,932,660
                                                                       -----------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,315,100,997     $ 1,316,824,383
                                                                       ===================================

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ---------------------------
INTEREST INCOME:
  Loans                                              $11,901,126    $11,206,293
  Investment securities:
     Taxable                                           3,269,171      5,186,719
     Tax-exempt                                          572,049        664,969
  Federal funds sold and other short-term
   investments                                            41,847         85,870
                                                     ---------------------------
                   TOTAL INTEREST INCOME              15,784,193     17,143,851

INTEREST EXPENSE:
  Deposits                                             3,415,602      4,172,889
  Notes payable and other borrowings                   1,542,206      1,390,434
                                                     ---------------------------
                  TOTAL INTEREST EXPENSE               4,957,808      5,563,323
                                                     ---------------------------
                     NET INTEREST INCOME              10,826,385     11,580,528

  Provision for loan losses                              825,000        450,000
                                                     ---------------------------
               NET INTEREST INCOME AFTER              10,001,385     11,130,528
               PROVISION FOR LOAN LOSSES

OTHER INCOME:
  Service charges on deposit accounts                    680,540        662,681
  ATM and merchant service fees                          759,238        826,291
  Security commissions and management fees
                                                         101,923        139,269
  Investment securities gains, net                        80,274        285,111
  Gain on sale of loans                                1,323,429        389,491
  Gain on sale of merchant processing                  1,300,000              0
  Other                                                1,056,222        334,265
                                                     ---------------------------
                      TOTAL OTHER INCOME               5,301,626      2,637,108

OTHER EXPENSES:
  Salaries and employee benefits                       5,023,928      4,563,852
  Net occupancy expense                                  702,127        663,365
  Equipment rentals, depreciation and maintenance      1,004,452        941,162
  Data processing                                        540,012        484,006
  Legal and professional                                 411,188        534,175
  ATM and merchant services                              504,430        579,266
  Advertising                                            267,567        329,832
  Provision for merchant chargebacks                     300,000              0
  Merchant processing exit fee                           150,000              0
  Efficiency Consulting Expense                          570,000              0
  Severance Charges                                      180,114              0
  Other                                                1,450,540      1,588,916
                                                     ---------------------------
                    TOTAL OTHER EXPENSES              11,104,358      9,684,574

              INCOME BEFORE INCOME TAXES               4,198,653      4,083,062
  Income tax expense                                   1,162,008      1,279,232
                                                     ---------------------------
                              NET INCOME             $ 3,036,645    $ 2,803,830
                                                     ===========================

  Basic earnings per common share                    $      0.46    $      0.38
  Diluted earnings per common share                         0.44           0.37
  Dividends per common share                                0.13           0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ---------------------------
INTEREST INCOME:
  Loans                                              $23,664,366    $24,338,048
  Investment securities:
    Taxable                                            7,033,438      8,245,632
    Tax-exempt                                         1,185,826      1,352,177
  Federal funds sold and other short-term
   investments                                            62,066        231,828
                                                     ---------------------------
                   TOTAL INTEREST INCOME              31,945,696     34,167,685

INTEREST EXPENSE:
  Deposits                                             6,589,250      8,931,048
  Notes payable and other borrowings                   3,491,290      2,597,722
                                                     ---------------------------
                  TOTAL INTEREST EXPENSE              10,080,540     11,528,770
                                                     ---------------------------
                     NET INTEREST INCOME              21,865,156     22,638,915

  Provision for loan losses                            1,425,000        900,000
                                                     ---------------------------
               NET INTEREST INCOME AFTER              20,440,156     21,738,915
               PROVISION FOR LOAN LOSSES

OTHER INCOME:
  Service charges on deposit accounts                  1,379,880      1,289,608
  ATM and merchant service fees                        1,450,846      1,527,987
  Security commissions and management fees
                                                         195,311        241,007
  Investment securities gains, net                       135,470        489,120
  Gain on sale of loans                                2,647,200      1,054,721
  Gain on sale of merchant processing                  1,300,000              0
  Other                                                1,745,753        819,464
                                                     ---------------------------
                      TOTAL OTHER INCOME               8,854,460      5,421,907

OTHER EXPENSES:
  Salaries and employee benefits                      10,139,997      8,892,948
  Net occupancy expense                                1,389,171      1,405,623
  Equipment rentals, depreciation and maintenance      1,956,781      1,905,653
  Data processing                                      1,069,733      1,039,342
  Legal and professional                                 814,186      1,191,393
  ATM and merchant services                              965,436      1,055,091
  Advertising                                            617,917        604,207
  Provision for merchant chargebacks                     300,000              0
  Merchant processing exit fee                           150,000              0
  Efficiency Consulting Expense                          570,000              0
  Severance Charges                                      180,114              0
  Other                                                2,982,836      3,216,394
                                                     ---------------------------
                    TOTAL OTHER EXPENSES              21,136,171     19,310,651

              INCOME BEFORE INCOME TAXES               8,158,445      7,850,171
  Income tax expense                                   2,269,646      2,433,403
                                                     ---------------------------
                              NET INCOME             $ 5,888,799    $ 5,416,768
                                                     ===========================

  Basic earnings per common share                    $      0.89    $      0.73
  Diluted earnings per common share                         0.87           0.72
  Dividends per common share                                0.26           0.24

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                                    Six Months Ended June 30,
                                                                 ------------------------------
                                                                      2003             2002
                                                                 ------------------------------
OPERATING ACTIVITIES
  Net income                                                     $   5,888,799    $   5,416,768
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                       1,425,000          557,496
     Depreciation                                                    1,398,325        1,419,126
     Amortization of premiums and accretion of discounts
      on investment securities                                         742,192        1,179,992
     Income from bank owned life insurance                            (309,756)               0
     Decrease (increase) in accrued interest receivable              2,190,551       (2,880,439)
     Decrease in accrued interest payable                             (301,814)        (333,362)
     Realized investment securities gains                             (135,470)        (489,120)
     Other                                                            (285,397)        (938,820)
                                                                 ------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES        10,612,430        3,931,641

INVESTING ACTIVITIES
  Proceeds from maturities or principal payments of
   investment securities held-to-maturity                              190,000          350,500
  Purchases of securities available-for-sale                      (366,371,246)    (275,531,055)
  Proceeds from maturities and sales of investment securities
   available-for-sale                                              415,763,291      112,777,188
  Net (increase) decrease in loans                                 (55,548,829)     108,785,270
  Net purchases of premises and equipment                           (1,024,755)      (1,049,735)
                                                                 ------------------------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (6,991,539)     (54,667,832)

FINANCING ACTIVITIES
  Net decrease in deposits                                         (15,430,654)       9,914,105
  Repayment of notes payable                                        (6,750,000)      (4,800,000)
  Proceeds of notes payable                                          5,230,000        5,427,224
  Increase in securities sold under agreements to
   repurchase repurchase                                            27,100,876       71,524,256
  Decrease in Federal Home Loan Bank advances                      (15,000,000)     (20,200,000)
  Cash dividends                                                    (1,729,211)      (1,779,408)
  Repayments of federal funds purchased                                500,000                0
  Purchase of treasury stock                                           (92,000)        (952,871)
  Proceeds from exercise of stock options and restricted
   stock awards                                                        661,410           52,405
                                                                 ------------------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (5,509,579)      59,185,711
                                                                 ------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,888,688)       8,449,520
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    67,516,805       94,549,518
                                                                 ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  65,628,117    $ 102,999,038
                                                                 ==============================
  Supplemental information:
     Interest paid                                               $  10,403,267    $  11,862,132
     Income taxes paid                                               2,618,092        3,306,836
     Conversion of mortgage loans into fixed rate securities                 0      101,567,223

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2003

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

NOTE B--ACCOUNTING CHANGES

FIN No. 46 - Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have interest in any VIEs, the Company does not expect the adoption of FIN No. 46 to have a material impact on its results of operations, financial position, or liquidity.

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

                                        For the three months ended   For the six months ended
                                        -----------------------------------------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             2003         2002         2003         2002
                                        -----------------------------------------------------
Basic:
Weighted-average number of
 shares outstanding                       6,970,527    7,772,768      6,960,303    7,780,437
Less: weighted-average number of
 unearned ESOP shares                      (322,599)    (349,184)      (322,599)    (349,184)
                                        -----------------------------------------------------
Denominator for basic earnings
 per share                                6,647,928    7,423,584      6,637,704    7,431,253
                                        =====================================================
Fully diluted:
Denominator for basic earnings
 per share                                6,647,928    7,423,584      6,637,704    7,431,253
Add: assumed conversion of stock
 options using treasury stock method        196,709       57,612        160,764       50,543
                                        -----------------------------------------------------
Denominator for fully diluted
 earnings per share                       6,844,637    7,481,196      6,798,468    7,481,796
                                        =====================================================

NOTE D--COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not included in reported net income but are instead reflected directly in shareholders' equity.

                                            For the three months ended   For the six months ended
                                            -----------------------------------------------------
                                               June 30,     June 30,     June 30,     June 30,
                                                 2003         2002         2003         2002
                                            -----------------------------------------------------
Net Income                                    $3,036,645   $2,803,830     $5,888,799   $5,416,768
Other comprehensive income:
Change in unrealized securities gains
 (losses), net of tax                            907,277    5,268,376       (528,115)   3,940,385
Reclassification adjustment for realized
 gains included in net income, net of tax        (48,799)    (173,319)       (82,352)    (297,336)
                                            -----------------------------------------------------
Total comprehensive income                    $3,895,123   $7,898,887     $5,278,332   $9,059,817
                                            =====================================================

NOTE E--STOCK REPURCHASE PROGRAM

     In December 2002, the Company completed its Dutch Auction tender offer, purchasing and retiring 716 thousand shares of the Company's Common Stock at $16.50 per share.

     On April 28, 2003, the Company's Board of Directors authorized the repurchase of up to 5%, or approximately 348 thousand shares, of the Company's Common Stock.

NOTE F--STOCK-BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company's pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123).

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

     In determining compensation expense in accordance with FAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2003 and June 30, 2002.

                                Three months ended           Six months ended
                                     June 30,                    June 30,
                              --------------------------------------------------
                                 2003         2002          2003         2002
                              --------------------------------------------------
Expected life of options      6.75 years   6.75 years    6.75 years   6.75 years
Risk-free interest rate            3.80%        3.33%         3.60%        3.33%
Expected dividend yield             2.2%         2.6%          2.2%         3.0%
Expected volatility factor        26.40%       15.77%        26.40%       15.77%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is three years. Options issued in the prior year vested in six months. The Company's pro forma information is as follows:

                                               Three months ended       Six months ended
                                              --------------------------------------------
                                              June 30,    June 30,    June 30,    June 30,
(Thousands, except per share data)              2003       2002         2003        2002
------------------------------------------------------------------------------------------
Net income, as reported                       $ 3,037     $ 2,803     $ 5,889     $ 5,417
Pro forma compensation expense in
 accordance with SFAS No. 123, net of tax         (52)        (66)        (84)       (132)
------------------------------------------------------------------------------------------
Pro forma net income                          $ 2,985     $ 2,737     $ 5,805     $ 5,285
==========================================================================================

Net income per common share, as reported:
   Basic                                      $  0.46     $  0.38     $  0.89     $  0.73
   Diluted                                    $  0.44     $  0.37     $  0.87     $  0.72

Pro forma net income per common share:
   Basic                                      $  0.45     $  0.37     $  0.87     $  0.71
   Diluted                                    $  0.44     $  0.37     $  0.85     $  0.71

     The pro forma disclosures only include the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the FAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

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

     Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company's financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Company's 2002 Annual

Report on Form 10-K describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses and Net Charge-offs set forth below.

Changes in Financial Condition

     At June 30, 2003 and December 31, 2002, total assets were $1.3 billion. During the first half of 2003, significant uses of funds consisted of a $15.4 million decrease in total deposits, $15.0 million in repayment of Federal Home Loan Bank ("FHLB") borrowings, $1.5 million net decrease in notes payable, $55.5 million increase in loans receivable, $1.7 million in payment of cash dividends, and $1.0 million in purchases of premises and equipment. Funding sources came from a $10.6 million increase in net cash provided by operating activities, $49.6 million net decrease in investment securities, $27.1 million increase in securities sold under agreement to repurchase, $0.7 million in proceeds from the exercise of stock options, and $0.5 million in federal funds purchased.

Asset Quality

     At June 30, 2003, non-performing assets were $11.1 million, a decrease of $1.9 million from December 31, 2002 due primarily to a decrease of $1.8 million in non-accrual loans. Total non-performing assets as a percentage of total assets were 0.84% at June 30, 2003 and 0.99% at December 31, 2002. As a percentage of total loans outstanding, the level of non-performing loans was 1.34% at June 30, 2003 compared to 1.69% at December 31, 2002. This percentage decrease was due to the decrease in non-performing loans.

     When, in the opinion of management, serious doubt exists as to the collectibility of a loan, the loan is placed on non-accrual status. In all cases, however, when a loan reaches 90 days delinquent on the payment of principal or interest the loan is placed on non-accrual status. At the time a loan is classified as non-accrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the allowance for loan losses. The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

                                               Jun. 30    Mar. 31    Dec. 31    Sep. 30    Jun. 30
                                                 2003       2003       2002       2002       2002
                                               ---------------------------------------------------
Non-accrual loans                              $10,731    $13,649    $12,558    $13,548    $10,907
Accruing loans past due 90 days or more              0          0          0          0          0
Restructured loans                                   0          0          0          0          0
                                               ---------------------------------------------------
Total non-performing and restructured loans     10,731     13,649     12,558     13,548     10,907
Other real estate owned                            371        346        452        253        287
                                               ---------------------------------------------------
Total non-performing assets                    $11,102    $13,995    $13,010    $13,801    $11,194
                                               ===================================================
Ratios:
  Non-performing loans to total loans             1.34%      1.78%      1.69%      2.00%      1.69%
  Allowance to total loans                        1.23       1.22       1.18       1.25       1.31
  Allowance to non-performing loans              91.50      68.18      70.11      63.15      77.54
  Non-performing assets to total assets           0.84       1.08       0.99       1.08       0.90
                                               ===================================================

Allowance for Loan Losses and Net Charge-offs

     Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2003, the Allowance was $9.8 million, an increase of $1.0 million from the balance at December 31, 2002. The Allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, particularly during a weak economic period.

     As a percentage of total loans outstanding, the Allowance was 1.23% at June 30, 2003 compared to 1.18% at December 31, 2002. The determination of Allowance adequacy is based upon on-going evaluations of the Company's loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the "Bank"), and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrowers' financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considered the Allowance adequate to recognize the risk inherent in the loan portfolio at June 30, 2003.

     The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

                                                    Six months
                                                       Ended        Year ended
                                                   June 30, 2003   Dec. 31, 2002
                                                   -----------------------------
Balance at beginning of period                        $8,805          $7,900
Charge-offs:
   Commercial                                            133           1,425
   Real estate mortgage                                  171              35
   Installment                                           207             523
   Other                                                  12              15
                                                   -----------------------------
   Total charge-offs                                     523           1,998
Recoveries:
   Commercial                                             51             390
   Real estate mortgage                                   14               0
   Installment                                            46             107
   Other                                                   1               6
                                                   -----------------------------
   Total recoveries                                      112             503

                                                   -----------------------------
Net charge-offs                                          411           1,495
Balance of acquired allowance at date of
 acquisition                                               0               0
Additions charged to operations                        1,425           2,400
                                                   -----------------------------
Balance at end of period                              $9,819          $8,805
                                                   =============================
Ratios:
  Net charge-offs to average loans outstanding(1)       0.11%           0.22%
  Net charge-offs to total allowance1                   8.4            16.98
  Allowance to period end loans outstanding             1.23            1.18
-------------------------------------------------  =============================
(1)  Annualized


Results of Operations-Comparison of the Three-Month Periods Ended June 30, 2003 and June 30, 2002

General

     For the quarter ended June 30, 2003, the Company reported a net income of $3.0 million and net income per share on a fully diluted basis of $0.44, compared to net income of $2.8 million and net income per share on a fully diluted basis of $0.37 reported for the quarter ended June 30, 2002. The increase in earnings per share was mainly due to fewer shares being outstanding due to the stock repurchases effected since the second quarter of 2002.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended June 30, 2003 and June 30, 2002 (dollars in thousands):

                                                       Three months ended                 Three months ended
                                                          June 30, 2003                      June 30, 2002
                                                --------------------------------   --------------------------------
                                                  Average                 Yield/     Average                 Yield/
                                                  Balance     Interest   Rate(4)     Balance     Interest   Rate(4)
                                                --------------------------------   --------------------------------
Interest-earning assets:
   Loans(1)(2)(3)                               $  777,927    $ 11,911    6.14%    $  628,327    $ 11,225    7.17%
   Taxable investment securities                   365,900       3,260    3.57%       370,784       5,178    5.60%
   Tax-exempt investment securities(3)              61,084         880    5.78%        60,937       1,008    6.63%
   Interest-earning deposits                         3,060          10    1.31%         1,153           9    3.18%
   Federal funds sold                               15,677          42    1.07%        22,190          86    1.55%
                                                --------------------------------   --------------------------------
Total interest-earning assets                    1,223,648      16,103    5.28%     1,083,391      17,506    6.48%
Non-interest-earning assets:
   Cash and due from banks                          24,117                             42,098
   Premises and equipment, net                      27,486                             28,390
   Other assets                                     60,331                             42,330
Less: Allowance for loan losses                     (9,495)                            (8,285)
                                                ----------                         ----------
TOTAL                                           $1,326,087                         $1,187,924
                                                ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                 $  126,191    $    125    0.40%    $   97,125    $    117    0.48%
   Money market accounts                           212,339         593    1.12%       220,016         810    1.48%
   Savings deposits                                129,455         155    0.48%       127,505         303    0.95%
   Time deposits                                   319,998       2,334    2.93%       319,104       2,943    3.70%
   Notes payable                                    27,480         275    4.01%        18,984         155    3.27%
   FHLB borrowings                                  77,400         784    4.06%        47,500         613    5.18%
   Federal funds purchased                             923           4    1.74%           165           1    2.43%
   Securities sold under agreement to
    repurchase                                     156,006         688    1.77%        89,573         621    2.78%
                                                --------------------------------   --------------------------------
Total interest-bearing liabilities               1,049,792       4,958    1.89%       919,972       5,563    2.42%
Non-interest-bearing liabilities:
   Demand deposits                                 158,704                            148,219
   Other                                             8,475                              8,084
                                                ----------                         ----------
Total liabilities                                1,216,971                          1,076,275
                                                ----------                         ----------
Stockholders' equity                               109,116                            111,649
                                                ----------                         ----------
TOTAL                                           $1,326,087                         $1,187,924
                                                ==========                         ==========
Net interest earning and interest rate spread                 $ 11,145    3.39%                  $ 11,943    4.06%
                                                              ==================                 ==================
Net yield on interest-earning assets                                      3.65%                              4.42%
                                                                         =======                            =======
------------------------
(1)  For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)  Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(3)  Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% rate for all years presented. The related adjustments were $319 thousand and $362 thousand for June 30, 2003 and June 30,
     2002, respectively. The Company believes this disclosure of tax-exempt interest is more meaningful to the reader because these results are more comparable to other banks due to the impact that tax-exempt holdings have on net interest margin.

(4)  Annualized.

     For the quarter ended June 30, 2003, the Company reported taxable-equivalent net interest income of $11.1 million, a decrease of $0.8 million, or 6.7%, from the $11.9 million reported for the quarter ended June 30, 2002. This modest decrease reflects the Company's interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.65% in the second quarter of 2003 from 4.42% in the second quarter of 2002.

     The Company's taxable-equivalent total interest income decreased $1.4 million for the quarter ended June 30, 2003 compared to the same period of 2002 due to the lower interest rate environment. Average loans outstanding increased $149.6 million, or 23.8%, in the second quarter of 2003 over the second quarter of 2002. For the quarter ended June 30, 2003, the taxable-equivalent yield on interest-earning assets was 5.28% compared to 6.48% for the quarter ended June 30, 2002. The second quarter 2003 loan yield was 6.14% compared to 7.17% in the second quarter of 2002. The Company also experienced declines in the yields earned on its investment securities. For the quarter ended June 30, 2003, the yield earned on taxable investment securities decreased to 3.57% from 5.60% for the quarter ended June 30, 2002. The taxable equivalent yields earned on tax-exempt investment securities decreased to 5.78% for the quarter ended June 30, 2003 from 6.63% for the quarter ended June 30, 2002.

     The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.89% for the second quarter of 2003 from 2.42% for the second quarter of 2002. The Company uses wholesale funding sources, such as the FHLB, to balance the timing differences between its various business funding sources and to support loan origination. In the second quarter of 2003, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 24.9% of the Company's interest-bearing liabilities compared to 17.0% in the second quarter 2002 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

     The provision for loan losses was $825 thousand in the second quarter of 2003 compared to $450 thousand in the second quarter of 2002. The increase reflects loan growth and management's assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily centered in the commercial and commercial real estate loan categories, which are generally considered higher risk than other types of loans.

Other Income

     Total other income increased $2.7 million in the second quarter of 2003 over the second quarter of 2002. The increase was the result of increases in service charges on deposit accounts, gains on sale of residential mortgage loans, gain on sale of merchant processing, and other income. These increases were offset by decreases in automated teller machine (ATM) and merchant services, security commissions and management fees, and investment securities gains. Service charges on deposit accounts increased $18 thousand due to increased fees on business accounts. Gains on sale of residential mortgage loans increased $934 thousand due to increased refinancing activity on residential mortgages. The sale of the Company's merchant credit card processing business resulted in a gain of $1.3 million. Other income increased $722 thousand mainly due to income earned on bank owned life insurance. ATM and merchant services decreased $67 thousand due to decreased volume as a result of the removal of several ATM machines in 2002. Security commission and management fees decreased $37 thousand, and investment security gains decreased $205 thousand.

Other Expenses

     Other expenses increased $1.4 million in the second quarter of 2003 over the second quarter of 2002. The increase was due to increases in personnel costs, net occupancy and equipment expense, data processing, provision for merchant chargebacks, merchant processing exit fee, efficiency consulting expense, and severance charges. These increases were offset by decreases in legal and professional fees, ATM and merchant services, advertising, and other expense. Personnel costs increased $460 thousand due to increased sale commissions as a result of the increased volume of refinancing activity on residential mortgages and increased salaries due to growth. Net occupancy and equipment expense increased $102 thousand and data processing increased $56 thousand. Provision for merchant chargebacks of $300 thousand and merchant processing contract exit fee of $150 thousand were recorded as a result of the sale of its merchant credit card processing business. The Company is in the process of improving efficiency and incurred $570 thousand for efficiency consulting expense and $180 thousand for severance of management personnel. Legal and professional expense decreased $123 thousand due to lower legal fee expense on several long-term legal matters that are nearing resolution. ATM and merchant services decreased $75 thousand, advertising decreased $62 thousand and other expense decreased $138 thousand.

Income Taxes

     Income tax expense for the quarter ended June 30, 2003 was $1.2 million and was $1.3 million for the quarter ended June 30, 2002. The effective tax rate was 27.7% for the second quarter of 2003 compared to an effective rate of 31.3% for the second quarter of 2002. The decrease was due to a larger portion of tax-exempt revenue in 2003 compared to 2002.


Results of Operations-Comparison of the Six-Month Periods Ended June 30, 2003 and June 30, 2002.

General

     For the six months ended June 30, 2003, the Company reported a net income of $5.9 million and net income per share on a fully diluted basis of $0.87, compared to net income of $5.4 million and net income per share on a fully diluted basis of $0.72 reported for the six months ended June 30, 2002. The increase in earnings per share was mainly due to fewer shares being outstanding due to the stock repurchases effected since the second quarter of 2002.

Net Interest Income

     The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six-month periods ended June 30, 2003 and June 30, 2002 (dollars in thousands):

                                                        Six months ended                   Six months ended
                                                          June 30, 2003                      June 30, 2002
                                                --------------------------------   --------------------------------
                                                  Average                 Yield/     Average                 Yield/
                                                  Balance     Interest   Rate(4)     Balance     Interest   Rate(4)
                                                --------------------------------   --------------------------------
ASSETS
Interest-earning assets:
   Loans(1)(2)(3)                               $  762,089    $ 23,693    6.27%    $  679,605    $ 24,376    7.23%
   Taxable investment securities                   350,378       7,014    4.04%       305,418       8,201    5.41%
   Tax-exempt investment securities(3)              62,799       1,824    5.86%        61,991       2,049    6.66%
   Interest-earning deposits                         2,874          19    1.36%         1,110          45    8.16%
   Federal funds sold                               11,573          62    1.08%        29,394         232    1.59%
                                                --------------------------------   --------------------------------
Total interest-earning assets                    1,189,713      32,612    5.53%     1,077,518      34,903    6.53%
Non-interest-earning assets:
   Cash and due from banks                          33,801                             43,632
   Premises and equipment, net                      27,666                             28,504
   Other assets                                     61,015                             41,627
Less: Allowance for loan losses                     (9,263)                            (8,147)
                                                ----------                         ----------
TOTAL                                           $1,302,932                         $1,183,134
                                                ==========                         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
   Now accounts                                 $  115,414    $    224    0.39%    $   96,027    $    230    0.48%
   Money market accounts                           213,303       1,239    1.17%       227,169       1,676    1.49%
   Savings deposits                                127,765         361    0.57%       124,464         585    0.95%
   Time deposits                                   321,340       4,765    2.99%       329,500       6,440    3.94%
   Notes payable                                    28,785         547    3.83%        18,078         299    3.34%
   FHLB borrowings                                  77,676       1,569    4.07%        52,854       1,336    5.10%
   Federal funds purchased                           1,536          13    1.71%            83           1    2.43%
   Securities sold under agreement
      to repurchase                                143,048       1,363    1.92%        73,820         961    2.63%
                                                --------------------------------   --------------------------------
Total interest-bearing liabilities               1,028,867      10,081    1.98%       921,995      11,528    2.52%
Non-interest-bearing liabilities:
   Demand deposits                                 156,674                            143,152
   Other                                             9,702                              7,950
                                                ----------                         ----------
Total liabilities                                1,195,243                          1,073,097
                                                ----------                         ----------
Stockholders' equity                               107,689                            110,037
                                                ----------                         ----------
TOTAL                                           $1,302,932                         $1,183,134
                                                ==========                         ==========
Net interest earning and interest rate spread                 $ 22,531    3.55%                  $ 23,375    4.01%
                                                              ==================                 ==================
Net yield on interest-earning assets                                      3.82%                              4.37%
                                                                         =======                            =======
--------------------
(1)  For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)  Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.

(3)  Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% rate for all years presented. The related adjustments were $666 thousand and $735 thousand for June 30, 2003 and June 30,
     2002, respectively. The Company believes this disclosure of tax-exempt interest is more meaningful to the reader because these results are more comparable to other banks due to the impact that tax-exempt holdings have on net interest margin.

(4)  Annualized.

     For the six months ended June 30, 2003, the Company reported taxable-equivalent net interest income of $22.5 million, a decrease of $0.8 million, or 0.4%, from the $23.4 million reported for the six months ended June 30, 2002. This modest decrease reflects the Company's interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.82% in the first half of 2003 from 4.37% in the first half of 2002.

     The Company's taxable-equivalent total interest income decreased $2.3 million for the six months ended June 30, 2003 compared to the same period of 2002 due to the lower interest rate environment. Average loans outstanding increased $82.5 million, or 12.1%, in the first half of 2003 over the first half of 2002. For the six months ended June 30, 2003, the taxable-equivalent yield on interest-earning assets was 5.53% compared to 6.53% for the six months ended June 30, 2002. The first half of 2003 loan yield was 6.27% compared to 7.23% in the first half of 2002. The Company also experienced declines in the yields earned on its investment securities. For the six months ended June 30, 2003, the yield earned on taxable investment securities decreased to 4.04% from 5.41% for the six months ended June 30, 2002. The taxable equivalent yields earned on tax-exempt investment securities decreased to 5.86% for the six months ended June 30, 2003 from 6.66% for the six months ended June 30, 2002.

     The Company's funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.98% for the first half of 2003 from 2.52% for the first half of 2002. The Company uses wholesale funding sources, such as the FHLB, to balance the timing differences between its various business funding sources and to support loan origination. In the first half of 2003, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 24.4% of the Company's interest-bearing liabilities compared to 15.7% in the first half of 2002 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

     The provision for loan losses was $1.4 million in the first half of 2003 compared to $900 thousand in the first half of 2002. The increase reflects loan growth and management's assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily centered in the commercial and commercial real estate loan categories, which are generally considered higher risk than other types of loans.

Other Income

     Total other income increased $3.4 million in the first half of 2003 over the first half of 2002. The increase was the result of increases in service charges on deposit accounts, gains on sale of residential mortgage loans, gain on sale of merchant processing, and other income. These increases were offset by decreases in ATM and merchant services, security commissions and management fees, and investment securities gains. Service charges on deposit accounts increased $90 thousand due to increased fees on business accounts. Gains on sale of residential mortgage loans increased $1.6 million due to increased refinancing activity on residential mortgages. The sale of the Company's merchant credit card processing business resulted in a gain of $1.3 million. Other income increased $926 thousand mainly due to income earned on bank owned life insurance. ATM and merchant services decreased $77 thousand due to decreased volume as a result of the removal of several ATM machines in 2002. Security commission and management fees decreased $46 thousand, and investment security gains decreased $354 thousand.

Other Expenses

     Other expenses increased $1.8 million in the first half of 2003 over the first half of 2002. The increase was due to increases in personnel costs, net occupancy and equipment expense, data processing, advertising, provision for merchant chargebacks, merchant processing exit fee, efficiency consulting expense, and severance charges. These increases were offset by decreases in legal and professional fees, ATM and merchant services, and other expense. Personnel costs increased $1.2 million mainly due to increased sale commissions as a result of the increased volume of refinancing activity on residential mortgages and increased salaries due to growth. Net occupancy and equipment expense increased $35 thousand, data processing increased $30 thousand and advertising increased $14 thousand. Provision for merchant chargebacks of $300 thousand and merchant processing contract exit fee of $150 thousand were recorded as a result of the sale of its merchant credit card processing business. The Company is in the process of improving efficiency and recorded a charge of $570 thousand for efficiency consulting expense and $180 thousand for severance of management personnel. Legal and professional expense decreased $377 thousand due to lower legal fee expense on several long-term legal matters that are nearing resolution. ATM and merchant services decreased $90 thousand, and other expense decreased $234 thousand.

Income Taxes

     Income tax expense for the six months ended June 30, 2003 was $2.3 million and was $2.4 million for the six months ended June 30, 2002. The effective tax rate was 27.8% for the first half of 2003 compared to an effective rate of 31.0% for the first half of 2002. The decrease was due to a larger portion of tax-exempt revenue in 2003 compared to 2002.

Liquidity

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers' current needs. The Company had liquid assets of $65.6 million and $67.5 million at June 30, 2003 and December 31, 2002, respectively.

Capital Resources

     There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2003:

                                                       Regulatory             Regulatory
                                                         Minimum           Well-capitalized
                                    Actual             Requirement            Requirement
                             -------------------    ------------------    ------------------
                                                  (dollars in thousands)
                              Amount     Percent     Amount    Percent     Amount    Percent
                             --------    -------    -------    -------    -------    -------
Tier 1 leverage              $ 90,505      7.0%     $51,867      4.0%     $64,834      5.0%
Tier 1 risk-based capital    $ 90,505      9.4%     $38,384      4.0%     $57,521      6.0%
Risk-based capital           $100,324     10.5%     $76,695      8.0%     $95,869     10.0%

     The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital infusion. It is the Company's plan to maintain its capital position at or in excess of the "well-capitalized" definition. The Company seeks to obtain additional capital growth through earnings retention and a consistent dividend policy.

Derivative Financial Instruments and Hedging Activities

     Interest rate risk, the exposure of the Company's net interest income and net fair value of its assets and liabilities, to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Company's financial position, results of operations and cash flows. The Company has policies to ensure that neither earnings nor fair value at risk exceed established guidelines and assesses these risks by continually identifying and monitoring changes in interest rates that may adversely impact expected future earnings and fair values.

     The Company has designed strategies to confine these risks within the established limits and identify appropriate risk/reward trade-offs in the financial structure of its balance sheet. These strategies include the use of interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.

     The interest rate swaps change the fixed-rate cash flow exposure on certain loans to variable-rate cash flows.

     Ineffectiveness arising from differences between the critical terms of the hedging instrument and hedged item are recorded in loan interest income. The effective portion of changes in the fair value of the interest rate swap designated as fair value hedges offset directly against the fair value of the loan as the hedged item.

     The following table summarizes the Company's fair value hedges at June 30, 2003 (dollars in thousands):

                                          Notional                 Remaining
Hedged Item         Hedging Instrument     Amount    Fair Value   Term (Years)
---------------   ---------------------   --------   ----------   ------------
Fixed Rate Loan   Receive Variable Swap    $4,072      $4,292         12.9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 2002 annual report on Form 10-K.

Item 4.  Controls and Procedures

     The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II.  Other Information

Item 1.   Legal Proceedings

     From time to time, the Company and the Bank, are party to legal proceedings arising out of their general lending activities and other operations. In February 2002, an action was filed against the Company in the Circuit Court in Rock County, Wisconsin. The plaintiffs in the litigation allege that in April 2001 an employee of the Company wrongfully issued and then the Company refused to honor cashier's checks issued on behalf of a customer of the Bank. The allegations arose out of an apparent scheme perpetrated by a mutual customer of one of the plaintiffs, a credit union, and SFSC. The Company settled this matter in July 2003 for an amount that was covered by the reserve previously established.

Item 2.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          31.1  Certification by the Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2  Certification by the Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated April 15, 2003, furnishing under Item 12 the Company's press release dated April 15, 2003, with respect to financial results for the quarter ended March 30, 2003. (a) Exhibits

Item 4.   Submission of Matters to Vote of Security Holders

Annual Meeting of Shareholders. On May 7, 2003, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Richard A. Horn, Barbara E. Weis, and Robert J. Cera as directors for three-year terms expiring on the date of the annual shareholders' meeting to be held in 2006.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting-- Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes are elected as directors. Richard A. Horn, Barbara E. Weis, and Robert J. Cera stood for reelection as directors of the Company at the Annual Meeting. The votes with respect to the reelection and election of each were as follows:

Richard A. Horn
---------------
      6,410,781        votes were cast "FOR" the reelection of Mr. Horn.
              0        votes were withheld for the reelection of Mr. Horn.
         96,937        votes abstained or were broker non-votes.

Barbara E. Weis
---------------
      6,394,194        votes were cast "FOR" the reelection of Ms. Weis.
              0        votes were withheld for the reelection of Ms. Weis.
        113,524        votes abstained or were broker non-votes.

 Robert J. Cera
---------------
      6,368,846        votes were cast "FOR" the reelection of Mr. Cera.
              0        votes were withheld for the reelection of Mr. Cera.
        138,872        votes abstained or were broker non-votes.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STATE FINANCIAL SERVICES CORPORATION
                                        (Registrant)


Date: August 12, 2003                   /s/ Michael J. Falbo
                                        ---------------------------------------
                                        Michael J. Falbo
                                        President and Chief Executive Officer


Date: August 12, 2003                   /s/ Daniel L. Westrope
                                        ---------------------------------------
                                        Daniel L. Westrope
                                        Senior Vice President and
                                        Chief Financial Officer

                      STATE FINANCIAL SERVICES CORPORATION
                           EXHIBIT INDEX TO FORM 10-Q
                       For The Quarter Ended June 30, 2003


Exhibit Number
--------------

     31.1         Certification by the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification by the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002CERTIFICATIONS