Form 10-Q
period 2003-09-30
STATE FINANCIAL SERVICES CORP
filed 2003-11-14
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________

Commission File Number 1-018166

STATE FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1489983 (I.R.S. Employer identification No.)

815 NORTH WATER STREET, MILWAUKEE, WISCONSIN 53202-3526
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

As of November 12 , 2003 , there were 7,051,709 shares of Registrant's $0.10 Par Value Common Stock outstanding.

	FORM 10-Q

	STATE FINANCIAL SERVICES CORPORATION
	INDEX
	PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002 (audited)	3
	Consolidated Statements of Income for the Three Months ended September 30, 2003 and 2002	4
	Consolidated Statements of Income for the Nine Months ended September 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Exhibits and Reports on Form 8-K	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Signatures		20
Exhibits		Exhibit Index

Part I.     Financial Information
Item 1.  Financial Statements

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
	September 30, 2003 (unaudited)	December 31, 2002 (audited)

ASSETS
Cash and due from banks	$41,723,339	$56,767,916
Interest-bearing bank balances	5,281,647	2,040,592
Federal funds sold	2,620,958	8,708,297
Cash and cash equivalents	49,625,944	67,516,805
Investment securities
Available-for-sale (at fair value)	396,035,172	422,081,645
Held-to-maturity (fair value of $1,145,240 – September 30, 2003 and $1,551,666 - December 31, 2002)	1,116,110	1,505,269
Loans (net of allowance for loan losses of $10,365,329 – September 30, 2003 and $8,805,000 –December 31, 2002)	771,686,974	703,968,455
Loans held for sale	4,810,691	31,750,135
Premises and equipment	26,930,721	27,789,893
Accrued interest receivable	5,417,204	7,789,746
Goodwill	27,465,062	27,465,062
Bank owned life insurance	20,804,533	20,258,388
Other assets	11,355,067	6,698,985

TOTAL ASSETS	$1,315,247,478	$1,316,824,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	158,373,425	163,036,430
Savings	231,053,465	228,312,579
Money market	212,107,261	221,142,347
Time deposits in excess of $100,000	94,043,137	88,001,266
Other time deposits	211,204,069	240,381,060

TOTAL DEPOSITS	906,781,357	940,873,682

Federal Home Loan Bank advances	77,400,000	92,400,000
Notes payable	16,100,000	15,700,000
Trust preferred securities	15,000,000	15,000,000
Securities sold under agreements to repurchase	177,817,658	126,636,913
Federal funds purchased	3,500,000	10,000,000
Accrued expenses and other liabilities	6,876,938	9,089,417
Accrued interest payable	1,783,710	2,191,711

TOTAL LIABILITIES	1,205,259,663	1,211,891,723

Shareholders' Equity:
Preferred stock, $1 par value; authorized--100,000 shares; issued and outstanding—none	--	--
Common stock, $0.10 par value; authorized--25,000,000 shares; issued 9,491,182 shares in 2003 and 9,406,321 shares in 2002, outstanding 7,026,842 shares in 2003 and 6,946,981 shares in 2002	949,118	940,632
Additional paid in capital	84,239,823	83,157,808
Retained earnings	60,697,618	54,288,325
Accumulated other comprehensive income	3,951,656	6,518,045
Unearned shares held by ESOP	(3,946,310)	(4,160,060)
Treasury Stock – 2,464,340 shares in 2003 and 2,459,340 in 2002	(35,904,090)	(35,812,090)

TOTAL SHAREHOLDERS' EQUITY	109,987,815	104,932,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,315,247,478	$1,316,824,383

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,

	2003	2002

INTEREST INCOME:
Loans	$11,427,984	$11,606,922
Investment securities:
Taxable	3,293,913	4,739,741
Tax-exempt	553,689	669,844
Federal funds sold and other short-term investments	38,714	217,803

TOTAL INTEREST INCOME	15,314,300	17,234,310

INTEREST EXPENSE:
Deposits	3,003,273	4,550,169
Notes payable and other borrowings	1,623,110	1,377,236

TOTAL INTEREST EXPENSE	4,626,383	5,927,405

NET INTEREST INCOME	10,687,917	11,306,905

Provision for loan losses	600,000	1,050,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,087,917	10,256,905

OTHER INCOME:
Service charges on deposit accounts	741,877	665,705
ATM and merchant service fees	406,395	785,314
Security commissions and management fees	131,986	136,002
Investment securities gains, net	187,210	(24,085)
Gain on sale of loans	1,406,750	734,588
Bank owned life insurance	236,388	33,334
Mortgage origination fees	129,698	59,375
Gain on sale or fixed assets	723	670,390
Other	343,973	312,511

TOTAL OTHER INCOME	3,585,000	3,373,134

OTHER EXPENSES:
Salaries and employee benefits	4,918,055	4,688,880
Net occupancy expense	663,356	677,256
Equipment rentals, depreciation and maintenance	982,621	972,029
Data processing	505,097	519,490
Legal and professional	398,603	232,848
ATM and merchant services	219,837	580,375
Advertising	224,738	300,036
Delivery & postage	274,779	252,901
Other	958,647	1,263,736

TOTAL OTHER EXPENSES	9,145,733	9,487,551

INCOME BEFORE INCOME TAXES	4,527,184	4,142,488
Income tax expense	1,406,104	1,266,501

NET INCOME	$3,121,080	$2,875,987

Basic earnings per common share	$0.47	$0.39
Diluted earnings per common share	0.46	0.39
Dividends per common share	0.13	0.12

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Nine Months Ended September 30,

	2003	2002

INTEREST INCOME:
Loans	$35,092,350	$35,944,970
Investment securities:
Taxable	10,327,351	12,985,373
Tax-exempt	1,739,515	2,022,021
Federal funds sold and other short-term investments	100,780	449,631

TOTAL INTEREST INCOME	47,259,996	51,401,995

INTEREST EXPENSE:
Deposits	9,415,102	13,481,217
Notes payable and other borrowings	5,291,821	3,974,958

TOTAL INTEREST EXPENSE	14,706,923	17,456,175

NET INTEREST INCOME	32,553,073	33,945,820

Provision for loan losses	2,025,000	1,950,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,528,073	31,995,820

OTHER INCOME:
Service charges on deposit accounts	2,121,757	1,955,313
ATM and merchant service fees	1,857,241	2,313,301
Security commissions and management fees	327,297	377,009
Investment securities gains, net	322,680	465,035
Gain on sale of loans	4,053,950	1,789,309
Gain on sale of merchant processing	1,300,000	0
Bank owned life insurance	1,044,476	33,334
Mortgage origination fees	395,312	141,392
Gain on sale of fixed assets	37,372	702,391
Other	979,375	1,017,957

TOTAL OTHER INCOME	12,439,460	8,795,041

OTHER EXPENSES:
Salaries and employee benefits	15,058,052	13,581,828
Net occupancy expense	2,052,527	2,082,879
Equipment rentals, depreciation and maintenance	2,939,402	2,877,682
Data processing	1,424,830	1,558,832
Legal and professional	1,212,789	1,424,241
ATM and merchant services	1,185,273	1,635,466
Advertising	842,655	904,243
Delivery & postage	825,656	783,589
Provision for merchant chargebacks	300,000	0
Merchant processing exit fee	150,000	0
Efficiency consulting expense	570,000	0
Severance charges	180,114	0
Other	3,540,606	3,949,442

TOTAL OTHER EXPENSES	30,281,904	28,798,202
INCOME BEFORE INCOME TAXES	12,685,629	11,992,659
Income tax expense	3,675,750	3,699,904

NET INCOME	$9,009,879	$8,292,755

Basic earnings per common share	$1.35	$1.12
Diluted earnings per common share	1.33	1.11
Dividends per common share	0.39	0.36

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$9,009,879	$8,292,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,025,000	1,950,000
Depreciation	2,114,838	2,109,294
Amortization of premiums and accretion of discounts on investment securities	934,318	1,943,476
Income from bank owned life insurance	(546,145)	0
Decrease (increase) in accrued interest receivable	2,372,542	(1,117,566)
Decrease in accrued interest payable	(408,001)	(532,180)
Realized investment securities gains	(322,680)	(465,035)
Other	(5,546,485)	897,341

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,633,266	13,078,085
INVESTING ACTIVITIES
Proceeds from maturities or principal payments of investment securities held-to-maturity	390,000	350,500
Purchases of securities available-for-sale	(698,147,945)	(317,030,268)
Proceeds from maturities and sales of investment securities available-for-sale	719,693,474	159,069,068
Net (increase) decrease in loans	(42,804,075)	65,910,793
Purchase of bank owned life insurance	0	(20,000,000)
Net purchases of premises and equipment	(1,255,666)	(1,393,533)
NET CASH USED IN INVESTING ACTIVITIES	(22,124,212)	(113,093,440)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(34,092,325)	36,760,592
Repayment of notes payable	(10,710,000)	0
Proceeds of notes payable	11,110,000	2,167,224
Increase in securities sold under agreements to repurchase	51,180,745	70,015,328
Decrease in Federal Home Loan Bank advances	(15,000,000)	(20,200,000)
Decrease in guaranteed ESOP obligation	213,750	0
Cash dividends	(2,600,586)	(2,656,842)
Repayments of federal funds purchased	(6,500,000)	0
Purchase of treasury stock	(92,000)	(1,946,871)
Proceeds from exercise of stock options and restricted stock awards	1,090,501	92,002

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,399,915)	84,231,433

DECREASE IN CASH AND CASH EQUIVALENTS	(17,890,861)	(15,783,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,516,805	94,549,518

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,625,944	$78,765,596

Supplemental information:
Interest paid	$15,114,924	$17,988,355
Income taxes paid	3,318,092	4,416,836
Conversion of mortgage loans into fixed rate securities	0	101,567,223

See notes to unaudited consolidated financial statements.

STATE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2003

NOTE A—BASIS OF PRESENTATION

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

NOTE B—ACCOUNTING CHANGES

FIN No. 46 – Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Because the Company does not have interest in any VIEs, the Company does not expect the adoption of FIN No. 46 to have a material impact on its results of operations, financial position, or liquidity.

FASB Statement No. 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of this statement are not expected to have a material impact on the Corporation’s consolidated financial statements.

NOTE C—EARNINGS PER SHARE

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

	Three months ended		Nine months ended

	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Basic:
Weighted-average number of shares outstanding	7,014,434	7,677,618	6,978,545	7,745,788
Less: weighted-average number of unearned ESOP shares	(322,599)	(349,184)	(322,599)	(349,184)

Denominator for basic earnings per share	6,691,835	7,328,434	6,655,946	7,396,604

Fully diluted:
Denominator for basic earnings per share	6,691,835	7,328,434	6,655,946	7,396,604
Add: assumed conversion of stock options using treasury stock method	147,066	69,725	121,357	61,750

Denominator for fully diluted earnings per share	6,838,901	7,398,159	6,777,303	7,458,354

NOTE D—COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended		Nine months ended

	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net Income	$3,121,080	$2,875,987	$9,009,879	$8,292,755
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	(1,842,117)	821,455	(2,370,232)	4,761,840
Reclassification adjustment for realized gains (losses) included in net income, net of tax	(113,805)	14,641	(196,157)	(282,695)

Total comprehensive income	$1,165,158	$3,712,083	$6,443,490	$12,771,900

NOTE E—STOCK REPURCHASE PROGRAM

In December 2002, the Company completed its Dutch Auction tender offer, purchasing and retiring 716,000 shares of the Company’s Common Stock at $16.50 per share.

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock. As of November 12, 2003 no shares have been repurchased.

NOTE F — STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company’s pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123).

The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In determining compensation expense in accordance with FAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2003 and September 30, 2002 .

	Three months ended		Nine months ended

	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Expected life of options	6.75 years	6.75 years	6.75 years	6.75 years
Risk-free interest rate	3.60%	3.33%	3.60%	3.33%
Expected dividend yield	2.20%	2.60%	2.20%	3.00%
Expected volatility factor	26.90%	15.77%	26.90%	15.77%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is three years. Options issued in the prior year vested in six months. The Company’s pro forma information is as follows:

	Three months ended		Nine months ended

(Thousands, except per share data)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net income, as reported	$3,121	$2,876	$9,010	$8,293
Pro forma compensation expense in accordance with SFAS No. 123, net of tax	(53)	(99)	(137)	(231)

Pro forma net income	$3,068	$2,777	$8,873	$8,062

Net income per common share, as reported:
Basic	$0.47	$0.39	$1.35	$1.12
Diluted	$0.46	$0.39	$1.33	$1.11

Pro forma net income per common share:
Basic	$0.46	$0.38	$1.33	$1.09
Diluted	$0.45	$0.38	$1.31	$1.08

The pro forma disclosures include only the effect of options granted subsequent to January 1, 1995. Accordingly, the effects of applying the FAS No. 123 pro forma disclosures to future periods may not be indicative of future effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements in the Company’s 2002 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments that is most important to the Company’s financial position and results of operations, and therefore, is its only critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Company’s 2002 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses and Net Charge-offs set forth below.

Changes in Financial Condition

At September 30, 2003 and December 31, 2002, total assets were $1.3 billion. During the first three quarters of 2003, significant uses of funds consisted of a $34.1 million decrease in total deposits, $15.0 million in repayment of Federal Home Loan Bank ("FHLB") borrowings, $42.8 million increase in loans receivable, $6.5 million in repayment of federal funds purchased, $2.6 million in payment of cash dividends, and $1.3 million in purchases of premises and equipment. Funding sources for the first three quarters of 2003 came from a $9.6 million increase in net cash provided by operating activities, $21.9 million net decrease in investment securities, $51.2 million increase in securities sold under agreement to repurchase, $1.1 million in proceeds from the exercise of stock options, $0.4 million net increase in notes payable, and $0.2 million decrease in guarantee ESOP obligation.

Asset Quality

At September 30, 2003, non-performing assets were $16.4 million, an increase of $3.4 million from December 31, 2002 primarily due to an increase of $4.9 million in other real estate owned offset by a $1.5 million decrease in non-accrual loans. The increase in other real estate owned was due to one commercial property, which the Company has contracted to sell at a price to fully cover the $5.1 million included in non-performing assets. If all contingencies are satisfied, the transaction is expected to close in the fourth quarter of 2003. Total non-performing assets as a percentage of total assets were 1.24% at September 30, 2003 and 0.98% at December 31, 2002. As a percentage of total loans outstanding, the level of non-performing loans was 1.40% at September 30, 2003 compared to 1.69% at December 31, 2002. This percentage decrease was due to the decrease in non-performing loans.

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

	Sep. 30 2003	Jun. 30 2003	Mar. 31 2003	Dec. 31 2002	Sep. 30 2002

Non-accrual loans	$10,993	$10,731	$13,649	$12,558	$13,548
Accruing loans past due 90 days or more	0	0	0	0	0
Restructured loans	0	0	0	0	0

Total non-performing and restructured loans	10,993	10,731	13,649	12,558	13,548
Other real estate owned	5,381	371	346	452	253

Total non-performing assets	$16,374	$11,102	$13,995	$13,010	$13,801

Ratios:
Non-performing loans to total loans	1.40%	1.34%	1.78%	1.69%	1.97%
Allowance to total loans	1.32	1.23	1.22	1.18	1.25
Allowance to non-performing loans	94.29	91.50	68.18	70.11	63.15
Non-performing assets to total assets	1.24	0.84	1.08	0.98	1.08

Allowance for Loan Losses and Net Charge-offs

Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 2003, the Allowance was $10.4 million, an increase of $1.6 million from the balance at December 31, 2002. The Allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, particularly during a weak economic period. As of September 30, 2003 commercial and commercial real estate loans made up 73% of the total loan portfolio, compared to 64% as of December 31, 2002. As the commercial loan portfolio has grown in size, the complexity of the commercial relationship has also increased.

As a percentage of total loans outstanding, the Allowance was 1.32% at September 30, 2003 compared to 1.18% at December 31, 2002. The determination of Allowance adequacy is based upon on-going evaluations of the Company’s loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the "Bank"), and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considered the Allowance adequate to recognize the risk inherent in the loan portfolio at September 30, 2003.

The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

	Nine months ended Sept. 30, 2003	Year ended Dec. 31, 2002

Balance at beginning of period	$8,805	$7,900
Charge-offs:
Commercial	169	1,425
Real estate mortgage	170	35
Installment	318	523
Other	13	15
Total charge-offs	670	1,998
Recoveries:
Commercial	121	390
Real estate mortgage	15	0
Installment	67	107
Other	2	6
Total recoveries	205	503

Net charge-offs	465	1,495
Additions charged to operations	2,025	2,400

Balance at end of period	$10,365	$8,805

Ratios:
Net charge-offs to average loans outstanding [1]	0.08%	0.22%
Net charge-offs to total allowance [1]	6.00	16.98
Allowance to period end loans outstanding	1.32	1.18

1.Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended September 30, 2003 and September 30, 2002.

General

For the quarter ended September 30, 2003, the Company reported net income of $3.1 million and net income per share on a fully diluted basis of $0.46, compared to net income of $2.9 million and net income per share on a fully diluted basis of $0.39 reported for the quarter ended September 30, 2002. The increase in earnings per share was mainly due to fewer shares being outstanding due to the stock repurchases effected since the second quarter of 2002.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended September 30, 2003 and September 30, 2002 (dollars in thousands):

	Three months ended September 30, 2003			Three months ended September 30, 2002

	Average Balance	Interest	Yield/ Rate 4	Average Balance	Interest	Yield/ Rate 4

ASSETS
Interest-earning assets:
Loans 123	$780,713	$11,438	5.81%	$658,363	$11,626	7.01%
Taxable investment securities	361,133	3,277	3.60%	356,523	4,705	5.24%
Tax-exempt investment securities 3	58,444	852	5.78%	65,372	1,015	6.16%
Other short-term investments	0	0	0.00%	1,799	10	2.19%
Interest-earnings deposits	6,463	17	1.06%	1,819	25	5.47%
Federal funds sold	17,673	39	0.87%	52,895	218	1.63%

Total interest-earning assets	1,224,426	15,623	5.06%	1,136,771	17,599	6.14%
Non-interest-earnings assets:
Cash and due from banks	47,845			42,547
Premises and equipment, net	27,255			28,184
Other assets	62,758			43,373
Less: Allowance for loan losses	(10,126)			(8,893)

TOTAL	$1,352,158			$1,241,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Now accounts	$103,685	$51	0.20%	$103,082	$127	0.49%
Money market accounts	216,469	504	0.92%	214,162	770	1.43%
Savings deposits	130,124	131	0.40%	124,620	300	0.95%
Time deposits	309,263	2,140	2.75%	372,068	3,353	3.58%
Notes payable	33,587	303	3.58%	17,638	146	3.28%
FHLB borrowings	77,400	785	4.02%	47,500	624	5.21%
Federal funds purchased	1,402	5	1.41%	0	0	0.00%
Securities sold under agreement to repurchase	202,983	708	1.38%	87,784	607	2.74%

Total interest-bearing liabilities	1,074,913	4,627	1.71%	966,854	5,927	2.43%
Non-interest-bearings liabilities:
Demand deposits	160,441			151,715
Other	7,717			9,297

Total liabilities	1,243,071			1,127,866

Stockholders’ equity	109,087			114,116

TOTAL	$1,352,158			$1,241,982

Net interest earning and interest rate spread		$10,996	3.35%		$11,672	3.71%

Net yield on interest-earning assets			3.56%			4.07%

1     For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2     Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3    Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% rate for all years presented. The related adjustments were $308 thousand and $365 thousand for September 30, 2003 and September 30, 2002, respectively. The Company believes this disclosure of tax-exempt interest is more meaningful to the reader because these results are more comparable to other banks due to the impact that tax-exempt holdings have on net interest margin.
4    Annualized.

For the quarter ended September 30, 2003, the Company reported taxable-equivalent net interest income of $11.0 million, a decrease of $0.7 million, or 5.8%, from the $11.7 million reported for the quarter ended September 30, 2002. This modest decrease reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.56% in the third quarter of 2003 from 4.07% in the third quarter of 2002.

The Company’s taxable-equivalent total interest income decreased $2.0 million for the quarter ended September 30, 2003 compared to the same period of 2002 due to the lower interest rate environment. Average loans outstanding increased by $122.4 million, or 18.6%, in the third quarter of 2003 over the third quarter of 2002. For the quarter ended September 30, 2003, the taxable-equivalent yield on interest-earning assets was 5.06% compared to 6.14% for the quarter ended September 30, 2002. The third quarter 2003 loan yield was 5.81% compared to 7.01% in the third quarter of 2002. The Company also experienced declines in the yields earned on its investment securities. For the quarter ended September 30, 2003, the yield earned on taxable investment securities decreased to 3.60% from 5.24% for the quarter ended September 30, 2002. The taxable equivalent yields earned on tax-exempt investment securities decreased to 5.78% for the quarter ended September 30, 2003 from 6.16% for the quarter ended September 30, 2002. The decline in these yields for the third quarter of 2003 compared to the third quarter of 2002 is the result of matured or repaid securities replaced by lower yielding securities in a lower interest rate environment.

  The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.71% for the third quarter of 2003 from 2.43% for the third quarter of 2002. The Company uses wholesale funding sources, such as the FHLB, to balance the timing differences between its various business funding sources and to support loan origination. In the third quarter of 2003, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 29.3% of the Company’s interest-bearing liabilities compared to 15.8% in the third quarter 2002 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

The provision for loan losses was $600 thousand in the third quarter of 2003 compared to $1,050 thousand in the third quarter of 2002. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily centered in the commercial and commercial real estate loan categories, which are generally considered higher risk than other types of loans.

Other Income

Total other income increased $212 thousand in the third quarter of 2003 over the third quarter of 2002. The increase was the result of increases in service charges on deposit accounts, investment securities gains, gains on sale of residential mortgage loans, bank owned life insurance, mortgage origination fees, and other income. These increases were offset by decreases in automated teller machine (ATM) and merchant services, security commissions and management fees, and gain on sale of fixed assets. Service charges on deposit accounts increased $76 thousand due to increased fees on business accounts. Investment security gains increased $211 thousand. Gains on sale of residential mortgage loans increased $672 thousand and mortgage origination fees increased $70 thousand, both due to increased refinancing activity on residential mortgages. Bank owned life insurance increased $203 thousand due to a full quarter of income earned for the third quarter of 2003 compared to only a half a month of earned income for the third quarter of 2002. Other income increased $31 thousand. ATM and merchant services decreased $379 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003. Security commission and management fees decreased $4 thousand. Gain on sale of fixed assets decreased $670 thousand in the third quarter of 2003 compared to the third quarter of 2002 due to the sale of non-bank related real estate in the third quarter of 2002.

Other Expenses

Other expenses decreased $342 thousand in the third quarter of 2003 over the third quarter of 2002. The decrease was due to decreases in net occupancy and equipment expense, data processing, ATM and merchant services, advertising, and other expense. These decreases were offset by increases in personnel costs, legal and professional fees, and delivery and postage. Personnel costs increased $229 thousand mainly due to increased sales commissions as a result of the increased volume of refinancing activity on residential mortgages. Net occupancy and equipment expense decreased $3 thousand and data processing decreased $14 thousand. Legal and professional expense increased $166 thousand and other expense decreased $305 thousand, both due to reallocation of expenses. ATM and merchant services decreased $361 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003. Advertising decreased $75 thousand due to a more efficient use of marketing funds and delivery and postage increased $22 thousand.
Income Taxes

Income tax expense for the quarter ended September 30, 2003 was $1.4 million and was $1.3 million for the quarter ended September 30, 2002. The effective tax rate was 31.1% for the third quarter of 2003 compared to an effective rate of 30.1% for the third quarter of 2002. The increase was due to a larger portion of tax-exempt revenue in 2002 compared to 2003.

Results of Operations-Comparison of the Nine-Month Periods Ended September 30, 2003 and September 30, 2002.

General

For the nine months ended September 30, 2003, the Company reported a net income of $9.0 million and net income per share on a fully diluted basis of $1.33, compared to net income of $8.3 million and net income per share on a fully diluted basis of $1.11 reported for the nine months ended September 30, 2002. The increase in net income was mainly due to increased non-interest income including bank owned life insurance and gain on sale of mortgage loans. The increase in earnings per share was mainly due to fewer shares being outstanding due to the stock repurchases effected since the second quarter of 2002.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine-month periods ended September 30, 2003 and September 30, 2002 (dollars in thousands):

	Nine months ended September 30, 2003			Nine months ended September 30, 2002

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Loans	$768,380	$35,131	6.11%	$672,447	$36,003	7.16%
Taxable investment securities	354,916	10,291	3.88%	322,594	12,905	5.35%
Tax-exempt investment securities	61,332	2,676	5.83%	63,130	3,064	6.49%
Other short-term investments	0	0	0.00%	652	10	2.03%
Interest-earning deposits	2,401	37	2.04%	1,349	70	6.94%
Federal funds sold	13,629	101	0.99%	37,314	450	1.61%

Total interest-earning assets	1,200,658	48,236	5.37%	1,097,486	52,502	6.40%
Non-interest-earning assets:
Cash and due from banks	39,303			43,267
Premises and equipment, net	27,524			28,396
Other assets	61,594			42,209
Less: Allowance for loan losses	(9,554)			(8,399)

TOTAL	$1,319,525			$1,202,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Now accounts	$111,466	$276	0.33%	$98,404	$356	0.48%
Money market accounts	214,285	1,744	1.09%	222,661	2,446	1.47%
Savings deposits	128,645	492	0.51%	124,636	885	0.95%
Time deposits	317,270	6,904	2.91%	343,845	9,794	3.81%
Notes payable	30,403	850	3.74%	17,930	445	3.32%
FHLB borrowings	77,583	2,354	4.06%	51,050	1,960	5.13%
Federal funds purchased	1,491	18	1.61%	55	1	2.43%
Securities sold under agreement to repurchase	163,246	2,070	1.70%	78,527	1,569	2.67%
Total interest-bearing liabilities	1,044,389	14,708	1.88%	937,108	17,456	2.49%
Non-interest-bearing liabilities:
Demand deposits	157,944			146,038
Other	9,029			8,405

Total liabilities	1,211,362			1,091,551

Stockholders’ equity	108,163			111,408

TOTAL	$1,319,525			$1,202,959

Net interest earning and interest rate spread		$33,528	3.49%		$35,046	3.91%

Net yield on interest-earning assets			3.73%			4.27%

1    For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
2    Interest earned on loans includes loan fees (which are not material in amount) and interest income that has been received from borrowers whose loans were removed from non-accrual during the period indicated.
3    Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% rate for all years presented. The related adjustments were $975 thousand and $1,100 thousand for September 30, 2003 and September 30, 2002, respectively. The Company believes this disclosure of tax-exempt interest is more meaningful to the reader because these results are more comparable to other banks due to the impact that tax-exempt holdings have on net interest margin.
4    Annualized.

For the nine months ended September 30, 2003, the Company reported taxable-equivalent net interest income of $33.5 million, a decrease of $1.5 million, or 0.4%, from the $35.0 million reported for the nine months ended September 30, 2002. This modest decrease reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.73% in the first three quarters of 2003 from 4.27% in the first three quarters of 2002.

The Company’s taxable-equivalent total interest income decreased $4.3 million for the nine months ended September 30, 2003 compared to the same period of 2002 due to the lower interest rate environment. Average loans outstanding increased $95.9 million, or 14.3%, in the first three quarters of 2003 over the first three quarters of 2002. For the nine months ended September 30, 2003, the taxable-equivalent yield on interest-earning assets was 5.37% compared to 6.40% for the nine months ended September 30, 2002. The first three quarters of 2003 loan yield was 6.11% compared to 7.16% in the first three quarters of 2002. The Company also experienced declines in the yields earned on its investment securities. For the nine months ended September 30, 2003, the yield earned on taxable investment securities decreased to 3.88% from 5.35% for the nine months ended September 30, 2002. The taxable equivalent yields earned on tax-exempt investment securities decreased to 5.83% for the nine months ended September 30, 2003 from 6.49% for the nine months ended September 30, 2002. The decline in these yields for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is the result of matured or repaid securities replaced by lower yielding securities in a lower interest rate environment.

The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.88% for the first three quarters of 2003 from 2.49% for the first three quarters of 2002. The Company uses wholesale funding sources, such as the FHLB, to balance the timing differences between its various business funding sources and to support loan origination. In the first three quarters of 2003, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 26.1% of the Company’s interest-bearing liabilities compared to 15.7% in the first three quarters of 2002 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

The provision for loan losses was $2.0 million in the first three quarters of 2003 and 2002. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily centered in the commercial and commercial real estate loan categories, which are generally considered higher risk than other types of loans.

Other Income

Total other income increased $3.6 million in the first three quarters of 2003 over the first three quarters of 2002. The increase was the result of increases in service charges on deposit accounts, gain on sale of residential mortgage loans, gain on sale of merchant processing, bank owned life insurance, and mortgage origination fees. These increases were offset by decreases in ATM and merchant services, security commissions and management fees, investment securities gains, and gain on sale of fixed assets, and other income. Service charges on deposit accounts increased $166 thousand due to increased fees on business accounts. Gains on sale of residential mortgage loans increased $2.3 million and mortgage origination fees increased $254 thousand. Both due to increased refinancing activity on residential mortgages. The sale of the Company’s merchant credit card processing business resulted in a gain of $1.3 million. Bank owned life insurance increased $1.0 million due to a full nine months of income earned in 2003 compared to a half a month of income earned in 2002. ATM and merchant services decreased $456 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003. Security commission and management fees decreased $50 thousand, investment security gains decreased $142 thousand, and other income decreased $39 thousand. Gain on sale of fixed assets decreased $665 thousand due to the sale of non-bank related real estate sold in the third quarter of 2002.

Other Expenses

Other expenses increased $1.5 million in the first three quarters of 2003 over the first three quarters of 2002. The increase was due to increases in personnel costs, net occupancy and equipment expense, delivery and postage, provision for merchant chargebacks, merchant processing exit fee, efficiency consulting expense, and severance charges. These increases were offset by decreases in, data processing, legal and professional fees, ATM and merchant services, advertising, and other expense. Personnel costs increased $1.5 million mainly due to increased sales commissions as a result of the increased volume of refinancing activity on residential mortgages. Net occupancy and equipment expense increased $31 thousand, data processing decreased $134 thousand, and legal and professional expense decreased $211 thousand. ATM and merchant services decreased $450 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003. Advertising decreased $62 thousand, and delivery and postage increased $42 thousand. Provision for merchant chargebacks of $300 thousand and merchant processing contract exit fee of $150 thousand were recorded as a result of the sale of its merchant credit card processing business. The Company is in the process of improving efficiency and recorded a charge of $570 thousand for efficiency consulting expense and $180 thousand for severance of management personnel. Other expense decreased $409 thousand.

Income Taxes

Income tax expense for the nine months ended September 30, 2003 and 2002 was $3.7 million. The effective tax rate was 29.0% for the first three quarters of 2003 compared to an effective rate of 30.9% for the same period in 2002. The decrease in the tax rate is due to a higher tax-exempt income as a percentage of total income.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $49.6 million and $67.5 million at September 30, 2003 and December 31, 2002, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 2003 (dollars in thousands):

	Actual		Regulatory Minimum Requirement )		Regulatory Well-capitalized Requirement

	Amount	Percent	Amount	Percent	Amount	Percent

Tier 1 leverage	$93,430	7.1%	$52,912	4.0%	$66,140	5.0%
Tier 1 risk-based capital	$93,430	9.7%	$38,448	4.0%	$57,673	6.0%
Risk-based capital	$103,795	10.8%	$76,897	8.0%	$96,121	10.0%

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

Derivative Financial Instruments and Hedging Activities

Interest rate risk, the exposure of the Company’s net interest income and net fair value of its assets and liabilities, to adverse movements in interest rates, is a significant market risk exposure that can have a material effect on the Company’s financial position, results of operations and cash flows. The Company has policies to ensure that neither earnings nor fair value at risk exceed established guidelines and assesses these risks by continually identifying and monitoring changes in interest rates that may adversely impact expected future earnings and fair values.

The Company has designed strategies to confine these risks within the established limits and identify appropriate risk/reward trade-offs in the financial structure of its balance sheet. These strategies include the use of interest rate swap agreements to manage fluctuations in cash flows or fair values resulting from interest rate risk.

The Company designated the current interest swap outstanding as a fair value hedge of an existing loan that qualifies for "short-cut" treatment.    Accordingly, the Company does not anticipate ineffectiveness arising from differences between the fair value of the loan and the fair value of the swap.

The following table summarizes the Company’s fair value hedges at September 30, 2003 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)

Fixed Rate Loan	Receive Variable Swap	$4,031	$4,120	9.25

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2002 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2002 annual report on Form 10-K.

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

The Company intends certain matters discussed in this Report to be "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the statements will include words such as "believes," "anticipates," "expects," or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, adequacy of the Company’s loan loss reserve, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Part II.  Other Information

Item 1. Legal Proceedings

From time to time, the Company and the Bank, are party to legal proceedings arising out of their general lending activities and other operations. Currently there are no material proceedings.

Item 2. Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350.

(b)    Reports on Form 8-K

    The Company filed a Current Report on Form 8-K, dated July 15, 2003, furnishing under Item 12 the Company’s press release dated July 15, 2003, with respect to financial results for the quarter ended June 30, 2003.

Item 4.  Submission of Matters to Vote of Security Holders

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
(Registrant)
Date: November 12, 2003	By: /s/ Michael J. Falbo
Michael J. Falbo
President and Chief Executive Officer

Date: November 12, 2003	By: /s/ Daniel L. Westrope
Daniel L. Westrope
Senior Vice President and
Chief Financial Officer

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended September 30, 2003

Exhibit Number

31.1  Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2  Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1    Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350.