Form 10-K
period 2003-12-31
STATE FINANCIAL SERVICES CORP
filed 2004-03-15
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-018166

STATE FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1489983 (I.R.S. Employer Identification Number)

815 NORTH WATER STREET, MILWAUKEE, WISCONSIN 53202
(Address and zip code of principal executive offices)

(414) 425-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       Common Stock, $0.10 par value.
                             Preferred Share Purchase Rights.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $128,479,781 as of June 30, 2003.

As of March 15 , 2004, there were 6,992,642 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2004 Annual Meeting (to be filed with the Commission under Regulation 14A within 120 days after the registrant’s fiscal year end, and upon such filing, to be incorporated by reference into Part III.)

1

PART I

ITEM 1.  BUSINESS

General

State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the "Company," "SFSC," or "Registrant." SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Milwaukee, Wisconsin. The Company owns State Financial Bank, National Association (the "Bank").

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

Assumptions regarding interest rate sensitivity of some deposits also require significant judgment based on historical patterns relative to the industry and the Company’s own experience. Actual sensitivity may vary from the assumptions made, and have an impact on the Company’s net interest margin.

Business Strategy

SFSC is committed to community banking and places a high degree of emphasis on developing full service banking and financial services relationships with its business and retail customers. To capitalize on management's knowledge of its immediate market, SFSC operates each of its offices with substantial independence, supported by centralized administrative and operational functions to promote efficiency, permitting the management responsible for each office the flexibility to concentrate on customer service and business development in its market area. To be an effective community bank, SFSC believes the customer service decision-making process must rest primarily in the local offices. SFSC believes the empowerment of the day-to-day decision making to the individual office locations remains critical to its success as an effective community banking organization.

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

Products and Services

Through the Bank, SFSC provides a broad range of services to individual and commercial customers. These services include accepting demand, savings, and time deposits, including regular checking accounts, NOW accounts, money market accounts, certificates of deposit, and individual retirement accounts. SFSC also offers a variety of investment brokerage and annuity products through the Bank’s in-house securities representatives. The Bank’s lending products include secured and unsecured commercial, commercial real estate, residential mortgage, construction, and consumer term loans on both a fixed and variable rate basis. Historically, the terms on these loans range from one month to five years and are retained in the Bank's portfolio. The Bank provides lines of credit to commercial accounts and to individuals through home equity products. SFSC also originates residential real estate loans in the form of adjustable and long-term fixed-rate first mortgages, selling most of these originations in the secondary mortgage market with servicing released.

The Company’s acquisition efforts have focused on expanding its community banking network and directly providing complementary financial services such as securities brokerage to its banking customers. The Company has entered into strategic partnerships to provide ancillary financial product offerings such as insurance and asset management as part of its strategic objective to capitalize on these growing segments of the financial services industry. The Company believes this strategy is essential if it is to continue to compete effectively in the era of financial deregulation. The Company’s goal is to strengthen existing relationships and to attract new customers by providing a comprehensive source of financial services delivered in the community banking tradition of individual attention and personalized service.

Competition and Market Environment

Each of the Bank’s offices experiences substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies, consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and internet delivery systems, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and the variety of its products. Its primary lending target is the small to midsize local businesses, including operating loans and commercial real estate finance. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and thrift institutions, have resulted in a reduction in the level of service provided to both retail and commercial customers. The Company and the Bank compete for customers by emphasizing the personalized service and individualized attention each provide to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering, through strategic partners, related financial products such as retail and commercial property and casualty insurance , asset management and financial planning, as well as directly offering investment brokerage activities. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

Employees

At December 31, 2003, the Company employed 301 full-time and 113 part-time employees. The Company considers its relationships with its employees to be good.

The Bank and Its Consolidated Subsidiaries

At or for the year ended December 31, 2003, the Bank (consolidated with its subsidiaries) had total assets of $ 1.453 billion, net loans of $865 .2 million, total deposits of $1.029 billion, stockholders' equity of $112.2 million and net income of $12.3 million. The Bank is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of demand, time, and savings deposit accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. The Bank also sells annuities and other investments through in-house representatives.

The Bank has three wholly owned subsidiaries that are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage the majority of the Bank’s investment portfolio with the objective of enhancing the overall return on the Bank’s investment securities. Hales Corners Development Corporation ("HCDC") is a subsidiary that owns the real estate related to the Hales Corners, Muskego, and Milwaukee Water Street offices. State Financial Funding Corporation ("SFFC") was formed to manage certain real estate loans and securities held by its wholly owned subsidiary, State Financial Real Estate Investment Corporation ("SFREIC").

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

As a bank holding company, business activities of SFSC are regulated by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"), which imposes various requirements and restrictions on the operations of SFSC. As part of this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act requires the FRB’s prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The FRB can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the FRB constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The FRB has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the Office of the Comptroller of the Currency ("OCC"), described below. The FRB has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the FRB has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to their support. The Act limits the activities of SFSC and its banking and non-banking subsidiaries to the business of banking and activities closely related or incidental to banking.

The Gramm-Leach-Bliley Act or Financial Services Modernization Act of 1999 (the "GLB Act") significantly changed financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities can be conducted through a financial holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning the primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the federal and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

The GLB Act repeals the anti-affiliation provision of the Glass-Steagall Act and revises the Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking, and additional activities that are "financial in nature," incidental to financial activities or in certain circumstances, complementary to financial activities. A bank holding company’s subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. As of December 31, 2003, SFSC has not elected to become a financial holding company.

SFSC expects that the new affiliations and activities permitted financial services organizations will over time change the nature of its competition. At present, however, the Company’s primary commercial credit activities, conducted through the Bank, have not been the subject of great competitive change, in that commercial banks continue to provide most of the competition for these customers.

The Bank is a nationally chartered bank regulated by the OCC and subject to periodic examination by the OCC. Additionally, the Bank’s deposits are insured by the FDIC and are subject to the provisions of the Federal Deposit Insurance Act.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Community Reinvestment Act, the USA Patriot Act, anti-redlining legislation and antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire or expand its activities, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers.

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The OCC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. A depository institution’s failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution’s capital adequacy and risk classification. At December 31, 2003, SFSC and the Bank each met the "well-capitalized" definition of capital adequacy.

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

Internet Access

The Company’s Internet address is http://www.statefinancialbank.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Directors

Information is provided below with respect to the directors of SFSC.

Name	Age	Positions Held with the Company
Jerome J. Holz	76	Chairman of the Board of SFSC and Chairman of the Board of SFBNA
Michael J. Falbo	54	President, Chief Executive Officer, and Director of SFSC; Vice Chairman, Chief Executive Officer and Director of SFBNA
Robert J. Cera	42	Executive Vice President and Director of SFSC; President, Chief Operating Officer and Director of SFBNA
Richard A. Horn	79	Director of SFSC and SFBNA
Richard A. Meeusen	49	Director of SFSC and SFBNA
Ulice Payne, Jr.	48	Director of SFSC
Kristine A. Rappe’	47	Director of SFSC and SFBNA
Thomas S. Rakow	61	Director of SFSC and SFBNA
David M. Stamm	55	Director of SFSC and SFBNA
Barbara E. Weis	48	Director of SFSC and SFBNA

Executive Officers

Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

Name	Age	Positions Held
John B. Beckwith	50	Senior Vice President of SFSC Senior Vice President, State Financial Bank, N.A.
Donna M. Bembenek	42	Senior Vice President, Sales and Marketing of SFSC
Thomas M. Lilly	44	Senior Vice President of SFSC Senior Vice President, State Financial Bank, N.A.
Daniel L. Westrope	54	Senior Vice President and Chief Financial Officer of SFSC Senior Vice President and Chief Financial Officer, State Financial Bank, N.A.

John B. Beckwith has served as Senior Vice President of SFSC since 1997. Mr. Beckwith is also Sr. Vice President of State Financial Bank, N.A. From November 2000 to December 2002, Mr. Beckwith served as President of State Financial Bank, N.A.’s Metro Milwaukee Market, which included thirteen full service branch locations in Wisconsin. From 1994 to October 2000, Mr. Beckwith was the president of the former State Financial Bank (Wisconsin). Mr. Beckwith has served as a Director of State Financial Bank, N.A., or a predecessor thereof, from 1991 to December 2002. Mr. Beckwith joined the Company in 1990.

Donna M. Bembenek has served as Senior Vice President, Sales and Marketing of SFSC since December, 2000. From 1995 to 2000, Ms. Bembenek served as Vice President of Marketing. Ms. Bembenek joined the Company in 1993 with nine years of sales, marketing and sales management experience.

Robert J. Cera joined the Company in January 2002 as Executive Vice President and director of SFSC and as President and Chief Operating Officer and director of SFBNA. From 1995 to 2002, Mr. Cera was Chief Operating Officer and Chief Financial Officer of the Lang Companies, a privately held company located in Delafield, Wisconsin that produces and sells calendars, cards, stationary, candles, and books. From 1988 to 1995, Mr. Cera was Treasurer, Senior Vice President and Chief Lending Officer of Bando McGlocklin Small Business Investment Corp., a publicly traded holding company that provides long-term secured loans to finance the growth, expansion and modernization of small business.

Michael J. Falbo has been President and Chief Executive Officer of SFSC since 1984. Mr. Falbo has also been Vice Chairman and Chief Executive Officer of SFBNA since 2000 and President and Chief Executive Officer of SFBNA from 1983 through 2000. Mr. Falbo has been a director of SFSC since its organization in 1984 and a director of SFBNA since 1983.

Thomas M. Lilly was elected Senior Vice President of SFSC in January 2002. Mr. Lilly is also Sr. Vice President of State Financial Bank, N.A. From November 2000 to December 2002, Mr. Lilly served as President of State Financial Bank, N.A.’s Stateline Market, which included four full service branch locations (three in Wisconsin and one in Illinois). From 1998 to October 2000, Mr. Lilly was the President of the former State Financial Bank-Waterford. Mr. Lilly joined the Company in 1985.

Daniel L. Westrope was elected Chief Financial Officer of SFSC in January 2003. Mr. Westrope has served as Senior Vice President of SFSC since joining the Company in 1998. From October 2000 to December 2002 Mr. Westrope served as President of State Financial Bank, N.A.’s Suburban Market, which included all of the banks full service branch locations in Illinois. From December 1998 to October 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to joining the Company, Mr. Westrope was employed by Everen Securities, (now Wachovia Securities)(1995 to 1998) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope served as a Director of State Financial Bank, N.A. from October 2000 to December 2002.

ITEM 2.  PROPERTIES

The following table sets forth the owned/leased locations of the Company's banking offices.

Office	Address	County	Year Originated	Year Acquired by SFSC	Square Feet	Owned Leased
Hales Corners, WI	10708 W. Janesville Rd.	Milwaukee	1910	(7)	37,000	Owned
Muskego, WI	S76 W17655 Janesville Rd.	Waukesha	1968	(7)	2,680	Owned
Milwaukee, WI	2650 N. Downer Ave.	Milwaukee	1971	1985	3,000	Leased
Milwaukee, WI (8)	815 N. Water St.	Milwaukee	1989	1989	30,878	Owned
Milwaukee, WI	4623 W. Lisbon Ave.	Milwaukee	1986	2001	2,000	Owned
Whitefish Bay, WI	312 E. Silver Spring Dr.	Milwaukee	1995	2001	1,300	Leased
Fox Point, WI	8607 N. Port Washington Rd.	Milwaukee	1996	2001	1,000	Owned
Greenfield, WI (1)	4811 S. 76th St.	Milwaukee	1978	1987	9,000	Leased
Glendale, WI (2)	7020 N. Port Washington Rd.	Milwaukee	1990	(7)	7,500	Leased
Brookfield, WI	12600 W. North Ave.	Waukesha	1990	1992	4,800	Owned
Waukesha, WI (5)	1700 Coral Ave.	Waukesha	2000	(7)	8,836	Owned
New Berlin, WI	15505 W. National Ave.	Waukesha	1998	2001	3,124	Owned
Waterford, WI	217 N. Milwaukee St.	Racine	1906	1995	10,100	Owned
Burlington, WI	1050 Milwaukee Ave.	Racine	1997	(7)	6,300	Leased
Elkhorn, WI (4)	850 N. Wisconsin St.	Walworth	1999	(7)	9,200	Owned
Richmond, IL (3)	10910 Main St.	McHenry	1920	1997	16,030	Owned
Elgin, IL	16 N. Spring St.	Kane	1883	1998	34,169	Owned
South Elgin, IL	300 N. McLean Blvd.	Kane	1996	1998	5,200	Owned
West Elgin, IL (6)	2001 Larkin Ave.	Kane	2001	(7)	29,380	Owned
Bartlett, IL	200 Bartlett Ave.	Cook	1979	1998	5,418	Owned
Crystal Lake, IL	180 Virginia St.	McHenry	1974	1998	8,268	Owned
Roselle, IL	56 E. Irving Park Rd.	Du Page	1975	1998	3,800	Owned
Waukegan, IL	1 S. Genessee	Lake	1852	1999	21,000	Owned
Gurnee, IL	1313 N. Delany	Lake	1987	1999	15,000	Owned
Glenview, IL	1301 Waukegan Rd.	Cook	1960	1999	7,500	Owned
Libertyville, IL	929 N. Milwaukee Ave.	Lake	1993	1999	4,200	Owned
Third Lake, IL	34354 North Highway 45	Lake	1995	2003	4,915	Owned
Lindenhurst, IL	1914 East Grand Ave.	Lake	1980	2003	4,203	Leased
Mundelein, IL	208 Oak Creek Plaza	Lake	1992	2003	5,546	Owned
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
(7) Opened by the Bank or a predecessor thereof.
(8) The Bank leases approximately 11,789 square feet to a third party.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividends for Common Stock

At March 5, 2004, there were approximately 1,197 shareholders of record and 2,190 estimated additional beneficial shareholders for an approximate total of 3,387 shareholders of the Company's Common Stock.

Holders of Common Stock are entitled to receive dividends as may be declared by the Company's Board of Directors and paid from time to time out of funds legally available therefore. The Company's ability to pay dividends depends upon its subsidiary Bank’s ability to pay dividends, which is regulated by banking statutes. The declaration of dividends by the Company is discretionary and will depend on operating results, financial condition, regulatory limitations, tax considerations, and other factors. See Notes to the Consolidated Financial Statements for information concerning restrictions on the payment of dividends. Although the Company has regularly paid dividends since its inception in 1984, there can be no assurance that such dividends will be paid in the future.

The following table sets forth the historical market price of and dividends declared with respect to the Common Stock since January 1, 2002:

Quarter Ended	High	Low	Dividend

March 31, 2002	$13.67	$10.58	$0.12
June 30, 2002	15.33	12.98	0.12
September 30, 2002	15.50	12.94	0.12
December 31, 2002	16.86	13.68	0.12

March 31, 2003	$19.50	$16.58	$0.13
June 30, 2003	22.55	19.03	0.13
September 30, 2003	25.25	22.06	0.13
December 31, 2003	27.04	24.79	0.13

Recent Sale of Unregistered Securities

On February 13, 2004, the Company sold through a wholly owned statutory business trust (the "Trust") floating rate trust preferred securities (the "Preferred Securities") in an aggregate liquidation amount of $15,000,000 in a private placement. The Preferred Securities have a variable dividend adjusted quarterly based on the London Interbank Offered Rate (LIBOR) plus 2.8%. The Company has guaranteed the Preferred Securities with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in a Guarantee Agreement between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee. The Trust invested the proceeds from the sale of the Preferred Securities in an equivalent amount of floating rate junior subordinated debt securities due 2034 (the "Subordinated Debt Securities") of the Company bearing an interest rate equal to the dividend rate on the Preferred Securities. The terms of the Subordinated Debt Securities are set forth in an Indenture between the Company and Wilmington Trust Company, as trustee. The Subordinated Debt Securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to the Company's present and future senior debt (as defined in the Indenture) and certain other financial obligations of the Company.

After the payment of placement fees, the Company received approximately $14,700,000 in net proceeds from these transactions. The Company used the net proceeds for general corporate purposes. The Company and the Trust issued these securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration thereunder available under Section 4(2) of the Securities Act.

Stock Listing

State Financial Services Corporation's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "SFSW."

The Company's stock quotation appears in the Wall Street Journal, the Milwaukee Journal/Sentinel , the Chicago Tribune , and other publications usually as "State Financial."

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (the "DRP") for the benefit of all shareholders. The DRP is administered by American Stock Transfer & Trust Company. Under the DRP, registered shareholders of the Company can elect to have their dividends reinvested to purchase additional shares of the Company's Common Stock. Registered shareholders of the Company receive an Enrollment Form for the DRP with each dividend check. For further information on the DRP, please contact Daniel L. Westrope, Senior Vice President and Chief Financial Officer, State Financial Services Corporation, 815 North Water Street, Milwaukee, Wisconsin 53202, or call (414) 223-8400.

Form 10-K

The Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission is available upon request without charge to shareholders of record. Please contact Daniel L. Westrope, Senior Vice President and Chief Financial Officer, State Financial Services Corporation, 815 North Water Street, Milwaukee, Wisconsin 53202, or call (414) 223-8400.

Annual Meeting

The annual meeting of shareholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, May 5, 2004 at The Boerner Botanical Gardens, 9400 Boerner Drive, Hales Corners, WI 53130 .

Financial Information	Transfer Agent

Daniel L. Westrope	American Stock Transfer & Trust Company
Senior Vice President and Chief Financial Officer	59 Maiden Lane
State Financial Services Corporation	Plaza Level
815 North Water Street	New York, New York 10038
Milwaukee, Wisconsin 53202	Toll free (800) 937-5449
(414) 223-8400	Direct (718) 921-8124
Facsimile (718) 236-2641
Internet www.amstock.com

Equity Compensation Plan Information

Certain information about the Company’s equity compensation plan is contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of SFSC (hereinafter referred to as the "Company") and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):
	As of or for the years ended December 31,

	2003	2002	2001	2000	1999

Condensed Income Statement:
Total interest income (taxable equivalent) [1]	$64,700	$69,659	$75,499	$79,039	$66,610
Total interest expense	19,300	23,400	35,619	41,693	30,132

Net interest income	45,400	46,259	39,880	37,346	36,478
Provision for loan losses	2,625	2,400	3,855	810	750
Other income	14,770	12,358	12,303	5,806	7,993
Other expense	38,691	38,799	39,173	36,297	30,963

Income before income tax	18,854	17,418	9,155	6,045	12,758
Income tax	5,240	4,794	3,724	1,925	4,333
Less taxable equivalent adjustment	1,275	1,471	1,297	1,122	993

Net income	$12,339	$11,153	$4,134	$2,998	$7,432

Per common share data:
Basic earnings per share	$1.84	$1.52	$0.55	$0.38	$0.80
Diluted earnings per share	1.80	1.51	0.55	0.38	0.80
Dividends declared	0.52	0.48	0.48	0.48	0.48
Book Value	15.93	15.10	13.66	13.33	12.79

Balance sheet totals:
Total assets	$1,452,929	$1,316,824	$1,171,053	$1,080,786	$1,090,024
Loans, net of allowance	865,224	735,719	745,786	660,909	742,196
Allowance for loan losses	10,706	8,805	7,900	7,149	6,905
Deposits	1,029,113	940,874	954,459	859,356	847,051
Borrowed funds	243,393	229,037	86,287	99,120	89,634
Notes payable	45,200	30,700	15,653	7,309	39,959
Shareholders' equity	112,195	104,933	106,360	106,499	109,668

Financial Ratios:
Return on average assets	0.93%	0.91%	0.36%	0.27%	0.78%
Return on average equity	11.23	9.96	3.79	2.73	6.00
Dividend payout ratio	28.16	30.95	86.90	125.58	58.77
Allowance for loan losses to total loans	1.22	1.18	1.05	1.07	0.92
Non-performing assets to total assets	1.09	0.99	0.89	0.84	0.50
Net charge-offs to average loans	0.21	0.22	0.55	0.08	0.08

1.  In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with generally accepted accounting principles ("GAAP"), a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

 Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplementa1 data and the corresponding reconciliation to GAAP financial measures for the years ended December 31, 2003 and 2002.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a fully taxable-equivalent basis ("FTE"). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measures comparability of net interest income arising from both taxable and tax-exempt sources (dollars in thousands).

	Year ended December 31,
	2003	2002

(A) Interest income (GAAP)	$63,425	$68,188
Taxable equivalent adjustment-loans	49	76
Taxable equivalent adjustment-Tax-exempt securities	1,226	1,395

Interest income-FTE	64,700	69,659
(B) Interest expense (GAAP)	19,301	23,400

(C) Net interest income (GAAP) (A minus B)	44,124	44,788

Net interest income-FTE	$45,399	$46,259
(D) Net interest margin (GAAP)	3.66%	4.02%
Net interest margin-FTE (1)	3.76%	4.15%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate in 2003 and 2002, and 34% in prior years is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

2. All dividends represent the amount per share declared by the Company for each period presented.

Selected Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data).

	2003				2002
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Interest income	$16,166	$15,314	$15,805	$16,141	$16,786	$17,234	$17,144	$17,024
Interest expense	4,594	4,626	4,979	5,102	5,944	5,927	5,563	5,966

Net interest income	11,572	10,688	10,826	11,039	10,842	11,307	11,581	11,058
Provision for loan losses	600	600	825	600	450	1,050	450	450
Other income	2,348	3,585	5,302	3,535	3,563	3,373	2,696	2,726
Other expense	8,427	9,146	11,104	10,014	10,001	9,487	9,744	9,567

Income before income tax	4,893	4,527	4,199	3,960	3,954	4,143	4,083	3,767
Income tax	1,564	1,406	1,162	1,108	1,094	1,267	1,279	1,154

Net income	$3,329	$3,121	$3,037	$2,852	$2,860	$2,876	$2,804	$2,613

Net income per share:
Basic	$0.49	$0.47	$0.46	$0.43	$0.40	$0.39	$0.38	$0.35
Diluted	0.48	0.46	0.44	0.42	0.39	0.39	0.37	0.35
Dividends per share	0.13	0.13	0.13	0.13	0.12	0.12	0.12	0.12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its banking network, provides lending, deposit, and other banking services to businesses and individuals located in southeastern Wisconsin and northeastern Illinois. It operates 29 branch offices, 15 in Wisconsin and 14 in Illinois. The offices are located primarily in metropolitan Milwaukee and suburban Chicago. These offices generate interest-earning assets, funded by interest-bearing and non-interest-bearing liabilities. The Company also generates revenue from fees charged for banking and mortgage banking services.

The Bank invests the funds it raises through deposits and borrowings in loans and other investments. The primary focuses of the Bank’s lending activities are the commercial and commercial real estate markets. These activities require the management of credit risk through consistent adherence to credit policy and procedure, as well as, the maintenance of an adequate reserve for credit losses. The Bank’s other primary challenge is to manage the spread between the rates earned on its loans and investments and the rates paid on its deposits and other borrowings.

The Company’s financial results are influenced by the level and direction of interest rates. The Company attempts to manage interest rate risk by matching, to a significant extent, the timing of repricing opportunities of its interest earning assets to the repricing of its interest bearing liabilities.

In low interest rate environments, such as prevailed throughout much of 2003, the Bank’s fee income generally was supplemented by higher levels of fees related to the origination and sale of residential mortgage loans.

In 2003, the Company’s net interest margin decreased as interest rates continued to decline. Compression in rates made it impossible to match the declines in asset yields with corresponding decreases in funding costs. The margin was also impacted by the November 2002 repurchase of 716 thousand shares of Company’s common stock at a cost of $11.8 million. As a result, despite a 32.8% increase in commercial/commercial real estate loans, the Company’s net interest income decreased by $664 thousand.

Non-interest income increased by $2.4 million in 2003, driven by increased mortgage origination fees and the sale of the Company’s merchant credit card processing business. Non-interest expenses were essentially flat in 2003, compared to 2002, despite higher mortgage origination commissions, nonrecurring expenses related to the sale of the merchant processing business, and consulting expenses related to the Company’s efforts to become more efficient.

Net income increased $1.2 million in 2003 over 2002. Earnings per diluted share increased to $1.80 in 2003 from $1.51 in 2002, due to the increase in net income and the impact of the stock repurchase in November of 2002.

The following discussion provides more detail and is intended as a review of the significant factors affecting the Company’s financial condition and results of operations as of and for the year ended December 31, 2003, as well as providing comparisons with previous years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

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

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments to the Company’s financial position and results of operations, and therefore, is its most important critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of Management’s discussion.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets." Under Statement 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill impairment in the fourth quarter of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a reporting unit’s "implied fair value" of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

As a result of the impairment evaluation in the current year, there was no deemed impairment to the Company’s goodwill balance.

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $37.6 million at December 31, 2003. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

NET INCOME AND DIVIDENDS

For the years ended December 31, 2003, 2002, and 2001, the Company reported net income of $12.3 million, $11.2 million, and $4.1 million, respectively. For comparative purposes net income, adjusted to exclude the effects of adopting SFAS 142, for the years ended December 31, 2003, 2002, and 2001 was $12.3 million, $11.2 million, and $8.2 million, respectively. An additional $2.0 million provision for loan losses and approximately $2.0 million loss to liquidate its asset management subsidiary impacted earnings in 2001. The Company’s reported return on average assets for the years ended December 31, 2003, 2002, and 2001 was 0.93%, 0.91%, and 0.36%, respectively. Reported return on average equity for the same periods was 11.23%, 9.96%, and 3.79%. On a per share basis, basic earnings were $1.84 and diluted earnings were $1.80 for 2003. Basic earnings were $1.52 and diluted were $1.51 for 2002, and for 2001 basic and diluted earnings were $0.55. The Company declared per share dividends of $0.52 for the year ended December 31, 2003 and $0.48 for each year ended December 31, 2002 and 2001.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income equals the difference between interest earned on assets and the interest paid on liabilities and is a measurement of the Company's effectiveness in managing its interest rate sensitivity. For the year ended December 31, 2003, taxable-equivalent net interest income decreased $0.8 million to $45.4 million. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for an increase of $4.3 million while changes in interest rates accounted for a decrease of $5.1 million in taxable-equivalent net interest income. Throughout 2003, the Company’s near term interest sensitive assets exceeded its near term interest liabilities, resulting in a lower margin in a declining ratio environment.

Taxable-equivalent total interest income decreased $5.0 million in 2003 mainly due to the significant declining rate environment, offset by the increase in the volume of average total outstanding loans. As a result of the volume increase, interest income improved $6.5 million for the year ended December 31, 2003. Interest income decreased by $11.5 million due to the declining interest rate environment. The combined impact of these changes resulted in a decrease in the Company’s taxable-equivalent yield on interest-earning assets to 5.36% in 2003 from 6.25% in 2002. Refer to the table in Item 6, Selected Financial Data, for a reconciliation of Taxable-equivalent total interest income to GAAP based total interest income.

Taxable-equivalent total interest income decreased $5.9 million in 2002 mainly due to the significant declining rate environment, offset by the increase in the volume of average total outstanding interest-earning assets resulting from the inclusion of the Liberty acquisition and changes in the composition of the Company’s interest earning assets.

The Company experienced a decrease in the interest rate on its funding costs in 2003 to 1.84% from 2.45% for the year ended December 31, 2002. The decreased funding cost was mainly due to the declining rate environment. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In 2003, notes payable, Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to 26 .3 % of the Company’s average interest-bearing liabilities from 17.1% in 2002. For the year ended December 31, 2003, average money market accounts comprised 20.5% of the Company’s average interest-bearing liabilities compared to 23.1% for 2002. Time deposits comprised 30.4% of the Company’s average interest-bearing liabilities in 2003 compared to 36.4% in 2002.

The Company’s net yield on interest-earning assets (net interest margin) decreased to 3.76% for the year ended December 31, 2003 from 4.15% for the year ended December 31, 2002 as a result of the aforementioned factors. For the year ended December 31, 2003, average loans outstanding comprised 64.6% and average investments outstanding comprised 35.4% of the Company’s interest-earning assets compared to 61.3% for average loans and 38.7% for average investments for the year ended December 31, 2002.

The following table sets forth average balances, related interest income and expense, and effective interest yields and rates for the years ended December 31, 2003, 2002, and 2001 (dollars in thousands):

	2003			2002			2001

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$779,589	$46,996	6.03%	$683,069	$47,196	6.91%	$724,543	$56,569	7.81%
Taxable investment securities	349,586	14,018	4.01	334,460	17,795	5.32	229,884	14,437	6.28
Tax-exempt investment securities (3)	59,848	3,500	5.85	65,124	4,103	6.30	51,873	3,476	6.70
Other short-term investments	0	0	0.00	490	10	2.04	788	31	3.91
Interest-earning deposits	2,480	45	1.81	1,505	82	5.45	8,740	310	3.56
Federal funds sold	14,480	141	0.97	29,725	473	1.59	23,937	676	2.82

Total interest-earning assets	1,205,983	64,700	5.36	1,114,373	69,659	6.25	1,039,765	75,499	7.26
Non-interest-earning assets:
Cash and due from banks	42,136			44,486			39,576
Premises and equipment, net	27,600			28,273			27,452
Other assets	63,652			47,009			38,933
Less allowance for loan losses	(9,778)			(8,504)			(7,651)

TOTAL	$1,329,593			$1,225,637			$1,138,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$110,011	$330	0.30%	$99,007	$492	0.50%	$89,546	$1,066	1.19%
Money market accounts	215,531	2,251	1.04	220,235	3,139	1.43	220,998	7,213	3.26
Savings deposits	129,771	625	0.48	124,604	1,147	0.92	120,275	2,295	1.91
Time deposits	319,101	8,993	2.82	348,074	12,899	3.71	340,441	18,835	5.53
Notes payable	31,699	1,168	3.68	18,844	683	3.62	15,999	913	5.71
FHLB borrowings	76,142	3,130	4.11	55,332	2,705	4.89	83,714	4,303	5.14
Federal funds purchased	1,858	29	1.56	2,021	38	1.88	2,338	144	6.16
Securities sold under agreement to repurchase	166,444	2,775	1.67	87,152	2,297	2.64	17,936	849	4.73

Total interest-bearing liabilities	1,050,557	19,301	1.84	955,269	23,400	2.45	891,247	35,618	4.00
Non-interest-bearings liabilities:
Demand deposits	160,438			149,640			130,259
Other	8,722			8,733			7,417

Total liabilities	1,219,717			1,113,642			1,028,923

Stockholders’ equity	109,876			111,995			109,152

TOTAL	$1,329,593			$1,225,637			$1,138,075

Net interest earning and interest rate spread		$45,399	3.52%		$46,259	3.80%		$39,881	3.26%

Net yield on interest-earning assets			3.76%			4.15%			3.84%

(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(2) Interest earned on loans includes loan fees, which are not material in amount.
(3) Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate for 2003 and 2002, and 34% for 2001.

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

	2003 Compared to 2002 Increase/(Decrease) Due to			2002 Compared to 2001 Increase/(Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:
Loans (1)(2)	$6,218	$(6,418)	$(200)	$(3,110)	$(6,263)	$(9,373)
Taxable investment securities	774	(4,551)	(3,777)	5,819	(2,461)	3,358
Tax-exempt investment securities (2)	(320)	(283)	(603)	844	(217)	627
Other short-term investments	(20)	10	(10)	(9)	(12)	(21)
Interest-earning deposits	35	(72)	(37)	(340)	112	(228)
Federal funds sold	(189)	(143)	(332)	136	(339)	(203)

Total interest-earning assets	6,498	(11,457)	(4,959)	3,340	(9,180)	(5,840)
Interest paid on:
NOW accounts	51	(213)	(162)	102	(676)	(574)
Money market accounts	(66)	(822)	(888)	(25)	(4,049)	(4,074)
Savings deposits	46	(568)	(522)	80	(1,228)	(1,148)
Time deposits	(1,006)	(2,900)	(3,906)	414	(6,350)	(5,936)
Notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreement to repurchase	3,191	(1,812)	1,379	1,861	(2,347)	(486)

Total interest-bearing liabilities	2,216	(6,315)	(4,099)	2,432	(14,650)	(12,218)

Net interest income	$4,282	$(5,142)	$(860)	$908	$5,470	$6,378

(1) Interest earned on loans includes loan fees, which are not material in amount.
(2) Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate for 2003 and 2002, and 34% for 2001.

Provision for Loan Losses

The provisions for loan losses were $2.6 million, $2.4 million, and $3.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase of $225 thousand in 2003 compared to 2002 reflects an increase in loans outstanding, as well as, the complexity in the loan portfolio. As discussed in the Balance Sheet Analysis section below, growth in loans has been concentrated in the commercial and commercial real estate categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans. The decrease of $1.5 million in 2002 compared to 2001 is due to a $2.0 million additional provision in 2001 offset by management’s decision to increase the Allowance in 2002. The increases in annual provision reflect the change in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in real estate mortgages.

Other Income

Non-interest income in 2003 increased $2.4 million from 2002. The increases were primarily in gains on mortgage originations sales ($1.3 million), sale of merchant processing services ($1.3 million), and income from bank owned life insurance ($1.0 million), offset by a decrease in merchant processing income of $987 thousand, subsequent to the sale.

	Years ended December 31,
	2003	2002	2001

Service charges on deposit accounts	$2,849	$2,626	$2,089
ATM and Merchant services	2,070	3,057	3,122
Security commissions and management fees	448	468	738
Investment securities gains, net	565	509	1,925
Gain on sale of loans	4,419	3,151	2,315
Other	4,419	2,547	2,114

Total other income	$14,770	$12,358	$12,303

For the year ended December 31, 2003 service charges on deposit accounts increased $223 thousand compared to 2002 due to increased fees on business accounts.

ATM service charges are the terminal usage fees charged to non-customers and the fees received from other institutions resulting from their customers' usage of the Company's automated teller machines. Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category decreased $987 thousand in 2003 compared to 2002, mainly due to the phase out of the credit card merchant processing service.

The Company realized $565 thousand in net investment security gains for the year ended December 31, 2003 due to the sale of approximately $375.2 million of investment securities. For the year ended December 31, 2002, the Company realized $509 thousand in net investment security gains. During 2003, both purchases and sales of investment securities were increased due to a new repurchase agreement program established with a local county treasurer. This program accounted for $511.7 million in investment purchases and $333.9 million of investment sales.

The gain on sale of residential mortgage loans of $4.4 million for the year ended December 31, 2003, $3.2 million for the year ended December 31, 2002, and $2.3 million for the year ended December 31, 2001 were all due to increased refinancing activity on residential mortgages.

Other income increased $1.9 million in 2003 and $433 thousand in 2002. The increase in 2003 was due to a gain of approximately $1.3 million from the sale of the merchant credit card processing service and $1.0 million of income from a full year inclusion of bank owned life insurance. These increases in other income were offset by a decrease in the gain on sale of fixed assets due to a sale in 2002 of rental property that was adjacent to the Hales Corners office. The increase in 2002 was mainly due to a gain of approximately $668 thousand from the sale of the rental property adjacent to the Hales Corners office and approximately $258 thousand of income related to bank owned life insurance.

Other Expense

Total other expense decreased $108 thousand for the year ended December 31, 2003 compared to the year ended December 31, 2002. Total other expense decreased $374 thousand for the year ended December 31, 2002 compared to the year ended December 31, 2001. The composition of other expense is shown in the following table (dollars in thousands).

	Years ended December 31,
	2003	2002	2001

Salaries and employee benefits	$18,875	$18,564	$16,700
Occupancy and equipment	6,672	6,529	6,237
Data processing	2,042	2,170	2,047
Legal and professional	2,116	1,901	1,883
ATM and Merchant services	1,267	2,140	2,207
Advertising	1,065	1,131	1,015
Goodwill amortization	0	0	4,063
Other	6,654	6,364	5,021

Total other expense	$38,691	$38,799	$39,173

Salaries and employee benefits increased $311 thousand in 2003 due to increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market. Salaries and employee benefits increased $1.9 million in 2002 due to a full year inclusion of the Liberty acquisition and increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market.

Legal and professional fees increased $215 thousand in 2003 and $18 thousand in 2002, due to certain legal matters, acquisitions and increased audit costs resulting from the Company’s growth over the preceding two years.

ATM expense is the fees charged by the Company’s service provider for the Company’s customer use of automated teller machines that are not owned by the Company. Merchant service expense results from providing the Company’s business customers the ability to accept credit cards in payment for goods and services. For the year ended December 31, 2003, ATM and merchant services decreased $873 thousand due primarily to the sale of the merchant credit card processing service.

Other expense increased $290 thousand in 2003 mainly due to a $300 thousand provision for merchant chargebacks established in relation to the sale of merchant income credit card processing. Other expense increased $1.3 million in 2002 mainly due to a larger number of branches resulting from the Liberty acquisition, increases in delivery and postage, insurance expense, and corresponding bank service charges.

Income Tax

The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for 2003 was 29.8% compared to 30.1% in 2002 and 47.4% in 2001. The effective tax rate for 2002 was affected by the adoption of SFAS No. 142. Prior to the adoption of SFAS 142 goodwill was amortized but was not deducted for tax purposes. The effective tax rate for 2001 was affected by the write-off of goodwill related to the liquidation of the asset management subsidiary. Provisions for income tax were $5.2 million, $4.8 million, and $3.7 million for the years 2003, 2002, and 2001, respectively.

BALANCE SHEET ANALYSIS

The composition of assets and liabilities are generally the result of management decisions influenced by market forces. The Company reported total assets at December 31, 2003 of $1 .5 billion and $1.3 billion at December 31, 2002.

Lending Activities

The Company's largest asset category continues to be loans. The Company's gross loans, as a percentage of total deposits, were 85.1% at December 31, 2003 compared to 79.1% at December 31, 2002. The following table shows the Company's loan portfolio composition on the dates indicated (dollars in thousands).

	At December 31,

	2003	% of total	2002	% of total	2001	% of total	2000	% of total	1999	% of total

Commercial	$165,001	18.8%	$156,816	21.1%	$151,125	20.1%	$139,865	20.9%	$129,470	17.3%
Commercial Real Estate	478,687	54.6	330,151	44.3	179,587	23.8	115,427	17.3	100,914	13.5
Real Estate Mortgage	183,363	20.9	194,225	26.1	343,108	45.5	329,658	49.3	445,624	59.5
Installment	41,692	4.8	55,323	7.4	71,797	9.5	70,668	10.6	62,180	8.3
Other	7,187	0.9	8,009	1.1	8,069	1.1	12,440	1.9	10,913	1.5

Total Loans	$875,930		$744,524		$753,686		$668,058		$749,101

Total loans outstanding increased $131.4 million in 2003, mainly due to internal growth and the acquisitions of Lakes Region Bancorp and Hawthorn Corporation. Increases of $156.7 million in commercial and commercial real estate loans were partially offset by declines in residential real estate mortgages and consumer installment loans. Total loans outstanding decreased $9.2 million in 2002, due to the conversion of approximately $100.0 million of long-term fixed-rate mortgages into a mortgage-backed security during the first quarter of 2002. The decrease from the conversion was substantially offset by increased loan growth, mainly in the commercial real estate category.

The Company continues to emphasize commercial and commercial real estate lending. Commercial loans increased $8.2 million in 2003 and $5.7 million in 2002. Commercial loans are underwritten according to the Company’s loan policy, which sets forth the amount of credit which can be extended based upon the borrower’s cash flow, debt service capacity, leverage and discounted collateral value. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business. In recognition of specific borrower risk, as well as inherent risk due to the general economic environment, the Company emphasizes capacity to repay the loan, adequacy of the borrower’s capital, an evaluation of the industry conditions affecting the borrower, and current credit file documentation. The Company’s commercial loans are typically secured by the borrower’s business assets such as, inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guarantees of the principals.

Commercial real estate mortgages represent the Company’s largest loan category, comprising 54.6% of the loan portfolio at December 31, 2003 and 44.3% at December 31, 2002. Commercial real estate loans increased $148.5 million in 2003 compared to 2002 primarily due to internal growth and the acquisition of Lakes Region Bancorp and Hawthorn Corporation. Commercial real estate loans increased $150.6 million in 2002 compared to 2001 primarily due to strong local conditions. The Company’s commercial real estate loans continue to be primarily focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company’s primary market areas subject to a maximum 75% loan to value ratio pursuant to its loan policy. Loans for construction and land development are generally secured by the property under construction or development up to a maximum loan to value of 75% of estimated cost or appraisal value of the completed project, whichever is less. The Company further monitors construction and land development credits by disbursing draws under the credit commitment upon satisfactory title company inspections of construction progress and evidence of proper lien waivers. The borrower’s creditworthiness and the economic feasibility and cash flow abilities of the project are fundamental concerns in the Company’s commercial real estate and construction/land development lending. Loans secured by commercial property, whether existing or under construction, and land development are generally larger in size and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties, businesses, or developments. As a result, the value of properties securing such loans are likely to be subject to the local real estate market and general economic conditions, including movements in interest rates. The Company generally writes commercial real estate loans for maturities up to five years although the total amortization period may be as long as twenty-five years, amortized monthly. The Company generally writes construction and land development loans on terms up to a maximum of 24 months and requires the borrower to make defined principal reductions at stated intervals during that term. The Company additionally attempts to have construction credits further supported by end mortgage commitments, wherever possible. The Company will generally make credit extensions for land development projects to experienced, strong borrowers with adequate outside liquidity to support the project in the event the actual project performance is slower than projection.

The Company’s real estate loans, like all of the Company’s loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines, which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the real estate loan portfolio as of December 31, 2003.

Commercial real estate	62.96%
1-4 family first liens on residential real estate	13.47
Multifamily residential	4.16
1-4 family junior liens on residential real estate (including home equity lines of credit)	10.08
Construction, land development, and farmland	9.33

    Installment loans decreased $13.6 million during 2003 and $16.5 million during 2002 due to strong refinance activity in a low rate environment, primarily into real estate mortgages. The decrease is also due to the Company’s phase out of the purchasing of loan contracts from auto dealers.

The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, and installment loans) outstanding as of December 31, 2003 (dollars in thousands) and the amounts due after one year classified according to the sensitivity to changes in interest rates:

	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial	$105,527	$36,360	$2,487	$144,374
Real Estate Mortgage	230,165	255,929	17,151	503,244

	$335,692	$292,289	$19,638	$647,618

Loans Maturing after one year with:
Fixed Interest Rates		$288,430	$19,638
Variable Interest Rates		3,859	0

Total		$292,289	$19,638

Risk Elements in the Loan Portfolio

Certain risks are inherent in the lending function including a borrower's subsequent inability to pay, insufficient collateral overage, and changes in interest rates. The Company attempts to reduce these risks by adherence to a written set of loan policies and procedures. Included in these policies and procedures are underwriting practices covering debt-service coverage, loan-to-value ratios, and loan term. Evidence of a specific repayment source is required on each credit extension, with documentation of the borrower's repayment capacity. Generally, this repayment source is the borrower's cash flow, which must demonstrate the ability to service the debt based upon historical results and projections of future performance.

Management maintains the Allowance for Loan and Lease Losses (the "Allowance") at a level considered adequate to provide for estimable and probable loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. At December 31, 2003, the Allowance was $10.7 million and $8.8 million at December 31, 2002.

The determination of Allowance adequacy is based upon on-going evaluations of the Company's loan portfolio conducted by the Internal Loan Review function of the Bank and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans.

As a percentage of total loans outstanding, the Allowance increased to 1.22% at the end of 2003 compared to 1.18% at the end of 2002. Management considers the increase in the Allowance to be prudent in consideration of the loan growth experienced by the Bank in the past year and the increase in credit risk inherent in commercial and commercial real estate loans, where the growth has been concentrated. Based on its analysis, management considers the Allowance adequate to recognize the risk inherent in the consolidated loan portfolio at December 31, 2003.

The balance of the Allowance and actual loan loss experience for the last five years is summarized in the following table (dollars in thousands):

	Years ended December 31,

	2003	2002	2001	2000	1999

Balance at beginning of period	$8,805	$7,900	$7,149	$6,905	$4,485
Charge-offs:
Commercial	727	1,425	3,558	464	776
Real Estate Mortgage	712	35	77	74	57
Installment	390	523	560	255	283
Other	31	15	51	40	48

Total charge-offs	1,860	1,998	4,246	833	1,164

Recoveries:
Commercial	121	390	17	96	445
Real Estate Mortgage	18	0	14	4	14
Installment	75	107	211	160	121
Other	3	6	11	7	25

Total recoveries	217	503	253	267	605

Net charge-offs	1,643	1,495	3,993	566	559
Balance of acquired allowances at date of acquisitions	919	0	889	0	2,229
Additions charged to operations	2,625	2,400	3,855	810	750

Balance at end of period	$10,706	$8,805	$7,900	$7,149	$6,905

Ratios:
Net charge-offs to average loans outstanding	0.21%	0.22%	0.55%	0.08%	0.08%
Net charge-offs to total allowance	15.35	16.98	50.54	7.92	8.10
Allowance to year end loans outstanding	1.22	1.18	1.05	1.07	0.92

When, in the opinion of management, serious doubt exists as to the collectibility of a loan, or the loan becomes 90 days or more past due, the loan is placed on nonaccrual status. At the time a loan is classified as nonaccrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the Allowance. The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

	At or for the years ended December 31,
	2003	2002	2001	2000	1999

Nonaccrual loans	$10,332	$12,558	$9,800	$8,729	$4,737
Accruing loans past due 90 days or more	0	0	0	106	14
Restructured loans	0	0	0	0	0

Total non-performing and restructured loans	10,332	12,558	9,800	8,835	4,751
Other real estate owned	5,483	452	671	267	740

Total non-performing assets	$15,815	$13,010	$10,471	$9,102	$5,491

Ratios:
Non-performing loans to total loans	1.18%	1.69%	1.30%	1.32%	0.64%
Allowance to non-performing loans	103.62	70.11	80.61	80.92	145.34
Non-performing assets to total assets	1.09	0.99	0.89	0.84	0.50
Interest income that would have been recorded on nonaccrual loans under original terms	$688	$774	$679	$781	$425
Interest income recorded during the period on nonaccrual loans	28	20	39	151	71

The percentage of non-performing loans to total loans was 1.18% at December 31, 2003 compared to 1.69% at December 31, 2002. The Company continued to make progress in resolving non-performing loans during 2003 and reducing the ratio of non-performing loans to total loans. The percentage of non-performing assets to total assets was 1.09% at December 31, 2003 compared to 0.99% at December 31, 2002. The increase is due to one large parcel of other real estate with a $5.2 million carrying value. The Company expects to sell this parcel in early 2004 at a price resulting in no loss to State.

Financial Accounting Standards Board Statement No. 114 ("FASB 114") defines a loan as impaired if, based on current information or events, it is probable that a creditor will not be able to collect all amounts (both contractual principal and interest) due in accordance with the terms of the original loan agreement. At December 31, 2003, the Company identified approximately $1.4 million in loans considered impaired pursuant to this definition. These loans are included as part of the nonaccrual loans set forth in the table above. Based upon the analyses of the underlying collateral value of these loans and the low percentage of these loans in relation to the gross loan portfolio, management believes the allowance is adequate to provide for the inherent risk associated with these loans.

At December 31, 2003, there were no additional loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, impaired (as defined in FASB Statement No. 114), past due, or restructured.

Investment Activities

Investment securities that the Company has both the positive intent and ability to hold-to-maturity are carried at amortized cost. Investment securities that the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at their respective fair market values. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of shareholders' equity. The company has no assets classified as trading. See Notes to the Consolidated Financial Statements for additional information.

Total investment securities outstanding at December 31, 2003 decreased $25.6 million, mainly due to the redeployment of proceeds from mortgage related securities’ repayments into loans. The following table presents the combined carrying values of the Company’s held-to-maturity and available-for-sale investment securities on the dates indicated (dollars in thousands).

	At December 31,
	2003	% of total	2002	% of total	2001	% of total

U.S. Treasury securities and obligations of U.S. government agencies	$163,878	41.2%	$67,784	16.0%	$19,947	7.6%
Obligations of states and political subdivisions	57,216	14.4	64,991	15.3	62,781	24.0
Mortgage-related securities	80,037	20.1	200,228	47.3	151,203	57.8
Other securities	96,895	24.3	90,584	21.4	27,815	10.6

TOTAL	$398,026		$423,587		$261,746

During 2002, the Company strategically decided to leverage its balance sheet to more fully utilize its capital to create additional net interest income. All leverage transactions were structured to match fund the investment purchase with a borrowing (either repurchase agreements or FHLB borrowings) of comparable maturity, duration, or term to interest repricing. The resulting spread from each transaction (the difference between the acquired asset yield and the related funding cost) was targeted at 150 basis points at a minimum.

Balances in mortgage related securities declined by $120.2 million in 2003, due to accelerated repayments of underlying mortgages fueled by robust refinance activity in the low interest rate environment that prevailed for most of the year. Much of the proceeds of these repayments were reinvested in the Company’s loan portfolio and in short-term obligations of U.S. government agencies, which increased by $96.0 million. As a result, mortgage related securities declined from 47.3% of the Company’s investment portfolio at December 31, 2002 to 20.1% at December 31, 2003, while obligations of U.S. government agencies, as a percentage of the Company’s investment portfolio, increased from 16.0% at December 31, 2002 to 41.2% at December 31, 2003. The Company’s investment philosophy in 2003 continued to emphasize minimizing interest rate risk.

Obligations of states and political subdivisions decreased $7.7 million at December 31, 2003 compared to December 31, 2002, while investments in other securities increased by $6.3 million in the same time period. Other securities consist of pools of trust-preferred securities, investment grade corporate debt, and unrated preferred issues of other financial institutions. The percentage of the Company’s investment portfolio held in obligations of states and political subdivisions decreased from 15.3% at December 31, 2002 to 14.4% at December 31, 2003.

The maturities and weighted-average yield of the Company’s investment securities at December 31, 2003 are presented in the following table (dollars in thousands). Taxable- equivalent adjustments (using a 34% tax rate) have been made in calculating the yields on obligations of states and political subdivisions.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury securities and obligations of U.S. government agencies	$11,259	2.15%	$32,949	2.53%	$0	0.00%	$119,671	2.93%
Obligations of states and political subdivisions	8,230	5.25	22,160	5.71	24,593	6.50	2,233	6.40
Mortgage-related securities	21,890	5.89	54,591	4.53	1,065	6.02	2,490	6.47
Other securities	24,198	4.54	20,339	7.57	5,401	4.54	46,957	3.98

TOTAL	$65,577	4.67%	$130,039	4.70%	$31,059	6.14%	$171,351	3.31%

At December 31, 2003, the Company has approximately $23.3 thousand in net unrealized gains on its held-to-maturity securities and approximately $5.7 million in net unrealized gains on its available-for-sale securities. Unrealized gains and losses on marketable equity securities are impacted by the current market price quoted for the underlying security in relation to the price at which the security was acquired by the Company. Unrealized gains and losses on debt securities are the result of changes in market interest rates.

Deposits

Deposits are the Company's principal funding source. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 2003, total average deposits decreased $6.7 million. For the year ended December 31, 2002, total average deposits increased $40.0 million mainly due to internal growth.

The following table sets forth the average amount and the average rate paid by the Company by deposit category (dollars in thousands):

	Years ended December 31,
	2003			2002			2001
	Average Amount	Average Rate	% of Total	Average Amount	Average Rate	% of Total	Average Amount	Average Rate	% of Total

Non-interest-bearing demand deposits	$160,438		17.2%	$149,640		15.9%	$130,259		14.5%
NOW accounts	110,011	0.30%	11.8	99,007	0.50%	10.5	89,546	1.19%	9.9
Money market deposits	215,531	1.04	23.1	220,235	1.43	23.4	220,998	3.26	24.5
Savings	129,771	0.48	13.9	124,604	0.92	13.2	120,275	1.91	13.3
Time deposits	319,101	2.82	34.0	348,074	3.71	37.0	340,441	5.53	37.8

TOTAL	$934,852	1.30%		$941,560	1.88%		$901,519	3.26%

For the year ended December 31, 2003, average non-interest bearing demand deposits increased $10.8 million, as the Company targeted business deposit growth. Non-interest bearing demand deposits represent 17.2% of the Company's average deposit portfolio at December 31, 2003 compared to 15.9% at December 31, 2002.

Average NOW accounts increased $11.0 million for the year ended December 31, 2003 over 2002. At December 31, 2003, NOW accounts represent 11.8% of the Company’s average total deposits compared to 10.5% at December 31, 2002.

Average money market deposits decreased $4.7 million for the year ended December 31, 2003. At December 31, 2003, average money market balances of the Company represented 23.1% of average total deposits compared to 23.4% at December 31, 2002 and 24.5% at December 31, 2001. Average savings balances increased $5.2 million for the year ended December 31, 2003 over 2002. Average savings balances represent 13.9% of average total deposits at December 31, 2003 compared to 13.2% at December 31, 2002 and 13.3% at December 31, 2001.

Average time deposit balances decreased $29.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, as the Company lessened its dependence on these deposits, which tend to be very price sensitive. During 2003, average time deposits represented 34.0% of average total deposits compared to 37.0% for 2002 and 37.8% for 2001.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows (dollars in thousands).

3 month or less	$27,669
Over 3 through 6 months	24,012
Over 6 through 12 months	35,507
Over 12 months	38,939

TOTAL	$126,127

Approximately 8.7% of the Company’s total assets at December 31, 2003 were supported by time deposits with balances in excess of $100.0 thousand as compared to 6.7% at December 31, 2002.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers.

The Company’s primary funding sources are deposits, loan principal and interest payments, and maturities of loans and investment securities. Contractual maturities and amortization of loans and investments are predictable funding sources, whereas deposit flows and loan prepayments are impacted by market interest rates, economic conditions, and competition. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination.

The Company’s primary use of funds is loan originations. During 2003, internally generated loans increased $25.8 million. Growth in commercial and commercial real estate loans were offset by declines in residential mortgages and consumer loans. Other uses of funds were to fund a $32.4 million decrease in deposits, acquire Lakes Region Bancorp and Hawthorn Corporation, reduce federal funds purchased by $10.0 million, pay dividends of $3.5 million, purchase $5.0 million of premises and equipment, reduce Federal Home Loan Bank advances of $30.4 million and purchase $621 thousand of treasury stock. Sources of funds came from a $25.9 million increase in cash provided by operating activities, $11.9 million in notes payable, $49.0 million in repurchase agreements, $34.7 in net decrease of investments securities and $1.6 million from the exercise of stock options.

Cash and cash equivalents are generally the Company’s most liquid assets. The Company’s level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $78.4 million and $67.5 million at December 31, 2003 and 2002, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold, commercial paper, and interest-earning deposits.

Interest Rate Sensitivity

Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow funds to finance interest-earning assets. Interest rate risk results when the timing of repricing of rates paid on deposits and other borrowings does not coincide with the timing of repricing of interest-earning assets. Interest rate risk management seeks to avoid fluctuations in net interest margins during periods of changing interest rates. The following table shows the estimated repricing time frames, including maturity structure for fixed rate instruments, of the Company’s interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 2003 (dollars in millions). For purposes of presentation in the following table, the Company used the national deposit decay rate assumptions published by the Office of the Comptroller of the Currency as of December 31, 2003, which, for NOW accounts, money market accounts, and savings deposits in the one year or less category were 0%, 50%, and 50%, respectively. Although the actual repricing of certain assets and liabilities may not coincide fully with the table, the repricing opportunities listed indicate a slightly (11.6% of earning assets) asset sensitive position in the cumulative one year time frame. This would normally indicate that during periods of rising interest rates, the Company’s net interest margins would expand in the near term and during periods of declining interest rates the margin would decrease in the first year.

	0-30 days	31-90 days	91-365 days	Total 0-365 days

ASSETS
Loans
Fixed	$15.2	$16.4	$98.0	$129.6
Variable	379.4	0.0	0.0	379.4
Investments	161.5	52.8	34.3	248.6
Federal Funds	18.1	0.0	0.0	18.1

Total	$574.2	$69.2	$132.3	$775.7

LIABILITIES
Savings and NOW deposits	$5.6	$11.3	$50.7	$67.6
Time deposits	28.5	48.2	157.5	234.2
Money market deposits	9.7	19.4	87.4	116.5
Other interest-bearing liabilities	99.6	95.6	13.4	208.6

Total	$143.4	$174.5	$309.0	$626.9

Interest sensitivity gap	$430.8	$(105.3)	$(176.7)	$148.8
Cumulative interest sensitivity gap	430.8	325.5	148.8	148.8
Cumulative interest sensitivity gap as a percentage of total earning assets	33.5%	25.3%	11.6%	11.6%
Cumulative total interest-earning assets as a percentage of cumulative interest-bearing liabilities	400.4%	202.4%	123.7%	123.7%

At December 31, 2003, interest sensitive assets and interest sensitive liabilities subject to repricing within a cumulative one year time frame, as a percentage of total earning assets, were 60.5% and 48.9%, respectively. Variable rate loans and maturing fixed rate loans and investments are the primary interest sensitive assets repricing within one year. Time deposits, money market deposits, and repurchase agreements are the most significant liabilities subject to repricing within one year.

Capital Resources

Total shareholders' equity was $112.2 million, $104.9 million, and $106.4 million at December 31, 2003, 2002, and 2001, respectively. The increase of $7.3 million in 2003 was due to net retained earnings of $8.9 million, and the exercise of stock options of $1.6 million, offset by a decrease in tax-effected unrealized gains in the Company’s investments portfolio of $2.8 million and the repurchase of twenty-five thousand shares of its common stock in the open market at an average price of $24.84. Additionally, in December 2002, the Company completed its Dutch Auction tender offer, purchasing and retiring 716 thousand shares at $16.50 per share. As a result of stock repurchase activity, total shareholders’ equity decreased $13.8 million in 2002. Offsetting this decline in 2002 were net retained earnings and tax-effected unrealized gains in the Company’s investment portfolio.

Total dividends declared were $3.5 million in 2003, $3.5 million in 2002, and $3.6 million in 2001. The Company maintained a cash dividend declared amount of $0.52 per share in 2003 and $.48 per share in 2002 and 2001. The total dollar decreases in each year are the direct result of the stock repurchase program.

Total assets increased 10.3% in 2003 in comparison to 2002 primarily due to the acquisition of Lakes Region Bancorp and Hawthorn Corporation. Total assets increased 12.4% in 2002 in comparison to 2001 primarily due to the Company leveraging its balance sheet. Acquisitions and asset growth, coupled with the Company’s stock repurchase program and Dutch Auction tender offer, impacted the average equity to asset ratios of 8.26%, 9.14%, and 9.59% in the years 2003, 2002, and 2001, respectively.

There are certain regulatory constraints which affect the Company’s capital levels. At December 31, 2003, the Company’s actual regulatory amounts and ratios exceeded those necessary to be defined as "well capitalized" under regulatory framework. See Notes to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the Notes to the Consolidated Financial Statements (dollars in thousands).

	Payments Due In

	One year or less	One to three years	Three to five years	Over five years	Total

Deposits without a stated maturity (a)	$234,508	$99,040	$13,012	$15,475	$362,035
Consumer and brokered certificates of deposits (a)(b)	234,508	99,040	28,487	-	362,035
Federal funds borrowed and security repurchase agreements (a)	149,113	-	5,000	21,480	175,593
Borrowed funds (a)	29,000	28,900	6,100	20,000	84,000
Long-term debt (a)	-	-	-	29,000	29,000
Operating Leases	449	753	460	232	1,894
Purchase obligations	606	-	-	-	606

(a) Excludes interest
(b) Excludes unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments

The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Executive Employment and Consulting Agreement. The Company has an Executive Employment and Consulting Agreement with Jerome J. Holz, Chairman of the Board of the Company. For further discussion or additional information see the Loans to Related Parties and Related Party Agreements note in the Notes to the Consolidated Financial Statements.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in the Notes to the Consolidated Financial Statements (dollars in thousands).

	One year or less	One to three years	Three to five years	Over five years	Total

Commitments to extend credit:
Commercial	$133,460	$38,152	$6,140	$75	$177,827
Residential real estate	9,146	4,110	210	0	13,466
Revolving home equity and credit card lines	5,794	9,390	36,372	100	51,656
Other	2,724	0	0	0	2,724
Letters of credit	11,860	675	1,049	0	13,584
Net commitments to sell mortgage loans and mortgage backed securities	1,900	0	0	0	1,900

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contingent Liabilities. The Company may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which State may be held contingently liable, including guarantee arrangements, is included in the Notes to the Consolidated Financial Statements.

Other Off-Balance Sheet Arrangements. The Company has entered into a derivative contract under which the Company is required to either receive cash from or pay cash to a counterparty. This instrument, which serves as hedge to a fixed-rate loan, has a notional amount of $4.1 million and requires the Company to pay a fixed rate and receive a floating rate, with monthly settlements. Changes in the fair value of the interest rate swap are expected to offset changes in the fair market value of the fixed rate loan due to changes in the LIBOR swap rate, the designated benchmark interest rate.

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

The Company’s independent auditors were engaged to perform an audit of the Consolidated Financial Statements, and the auditor's report expresses their opinion as to the fair presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States.

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
Daniel L. Westrope
Senior Vice President and Chief Financial Officer

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in U.S. currency with no specific foreign exchange exposure. The Company has a limited number of agricultural loans and accordingly has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk ("IRR") is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can significantly impact the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

Evaluating a financial institution’s exposure to interest rate changes includes assessing both the adequacy of the management process used to monitor and control IRR and the organization’s quantitative exposure level. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain IRR at prudent levels. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and where appropriate, asset quality.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and pays on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the contractual long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, higher net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term fixed-rate liabilities in a decreasing rate environment.

An institution might use various techniques to minimize IRR. One approach used by the Company is to analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimate sensitivity to actual or potential market interest rate changes. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of its asset/liability gap which is defined as the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced or repriced over a given time period. For example, if the asset amount to be repriced exceeds the corresponding liability amount subject to repricing for a given day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose and conversely decrease if market interest rates fell. Alternatively, if more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and improve when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

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

Financial institutions are also subject to prepayment risk in falling interest rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance its obligations at new, lower interest rates. Prepayments of assets carrying higher rates reduce the Company’s interest income and overall asset yields. Certain portions of an institution’s liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company. SFSC also has a $40.0 million line of credit available through a third party financial institution.

The following table sets forth information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument’s contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Quantitative Disclosures of Market Risk

Maturity Date	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/03
Rate sensitive assets:
Fixed rate loans	$125,217	$120,040	$118,981	$64,535	$44,388	$20,214	$493,375	$487,340
Average interest rate	6.96%	6.73%	6.48%	6.31%	6.09%	6.73%	6.61%
Variable rate loans	$157,630	$58,575	$45,963	$35,401	$65,958	$19,028	$382,555	$382,555
Average interest rate	4.56%	4.21%	4.32%	4.29%	4.26%	6.04%	4.47%
Investment securities	$65,577	$63,269	$27,740	$30,941	$8,089	$202,410	$398,026	$398,049
Average interest rate	4.67%	5.13%	3.62%	4.19%	3.94%	3.75%	4.15%
Rate sensitive liabilities:
Savings & interest-bearing
Checking	$486,205	---	---	---	---	---	$486,205	$486,205
Average interest rate	0.71%	---	---	---	---	---	0.71%
Time deposits	$234,478	$80,566	$18,474	$13,012	$15,253	$252	$362,035	$366,630
Average interest rate	2.21%	3.18%	4.00%	4.21%	3.65%	6.33%	2.65%
Variable rate borrowings	$288,593	---	---	---	---	---	$288,593	$288,593
Average interest rate	2.66%	---	---	---	---	---	2.66%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
State Financial Services Corporation

We have audited the accompanying consolidated statements of financial condition of State Financial Services Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, in 2002, the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Chicago, Illinois
January 16, 2004

State Financial Services Corporation and Subsidiaries
Consolidated Statements of Financial Condition
	December 31
	2003	2002

Assets
Cash and due from banks	$55,824,050	$56,767,916
Interest-bearing bank balances	4,399,723	2,040,592
Federal funds sold	18,144,353	8,708,297

Cash and cash equivalents	78,368,126	67,516,805
Investment securities:
Available-for-sale (at fair value)	397,061,108	422,081,645
Held-to-maturity (fair value of $988,006-2003 and $1,551,666-2002)	964,662	1,505,269
Loans (net of allowance for loan losses of $10,706,350-2003 and $8,805,000-2002)	863,323,685	703,968,455
Loans held for sale	1,900,438	31,750,135
Premises and equipment	32,918,853	27,789,893
Accrued interest receivable	5,246,660	7,789,746
Goodwill	37,626,045	27,465,062
Core deposit intangible	5,158,565	–
Bank owned life insurance	21,029,985	20,258,388
Other assets	9,331,295	6,698,985

Total Assets	$1,452,929,422	$1,316,824,383

Liabilities and Shareholders’ Equity
Deposits:
Demand	$180,872,397	$163,036,430
Savings	253,202,071	228,312,579
Money market	233,003,329	221,142,347
Time deposits in excess of $100,000	126,127,203	88,001,266
Other time deposits	235,908,124	240,381,060

Total deposits	1,029,113,124	940,873,682
Federal Home Loan Bank advances	67,800,000	92,400,000
Note payable	30,200,000	15,700,000
Trust preferred securities	15,000,000	15,000,000
Securities sold under agreement to repurchase	175,592,887	126,636,913
Federal funds purchased	–	10,000,000
Accrued expenses and other liabilities	21,071,418	9,089,417
Accrued interest payable	1,957,473	2,191,711

Total Liabilities	1,340,734,902	1,211,891,723

Shareholders’ Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	–	–
Common stock, $.10 par value; authorized 25,000,000 shares; issued 9,527,489 shares in 2003 and 9,406,321shares in 2002, outstanding 7,043,149 shares in 2003 and 6,946,981 shares in 2002	952,749	940,632
Additional paid-in capital	84,739,420	83,157,808
Retained earnings	63,152,966	54,288,325
Accumulated other comprehensive income	3,763,835	6,518,045
Unearned shares held by ESOP	(3,981,360)	(4,160,060)
Treasury stock-2,484,340 shares in 2003 and 2,459,340 shares in 2002	(36,433,090)	(35,812,090)

Total Shareholders’ Equity	112,194,520	104,932,660

Total Liabilities and Shareholders’ Equity	$1,452,929,422	$1,316,824,383

State Financial Services Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001

Interest income:
Loans	$46,947,262	$47,119,572	$56,453,228
Investment securities:
Taxable	14,062,707	17,887,812	14,778,546
Tax-exempt	2,274,852	2,707,780	2,293,839
Federal funds sold and other short-term investments	141,074	472,867	676,029

Total interest income	63,425,895	68,188,031	74,201,642
Interest expense:
Deposits	12,198,322	17,676,849	29,409,899
Note payable and other borrowings	7,102,516	5,722,589	6,208,370

Total interest expense	19,300,838	23,399,438	35,618,269

Net interest income	44,125,057	44,788,593	38,583,373
Provision for loan losses	2,625,000	2,400,000	3,855,130

Net interest income after provision for loan losses	41,500,057	42,388,593	34,728,243
Other income:
Service charges on deposit accounts	2,849,346	2,625,713	2,089,093
ATM and merchant services	2,069,567	3,056,944	3,122,031
Security commissions and management fees	448,227	468,254	737,791
Investment securities gains, net	565,017	509,180	1,925,380
Gain on sale of loans	4,418,990	3,151,300	2,314,563
Other	4,418,586	2,546,304	2,114,445

	14,769,733	12,357,695	12,303,303
Other expenses:
Salaries and employee benefits	18,874,600	18,563,570	16,699,900
Net occupancy expense	2,739,638	2,702,797	2,433,629
Equipment rentals, depreciation and maintenance	3,932,303	3,826,646	3,803,061
Data processing	2,041,591	2,170,150	2,047,047
Legal and professional	2,116,477	1,901,249	1,882,828
ATM and merchant services	1,267,075	2,140,395	2,206,614
Advertising	1,064,811	1,130,759	1,015,257
Goodwill amortization	--	--	4,063,373
Other	6,654,091	6,364,006	5,021,180

	38,690,586	38,799,572	39,172,889

Income before income taxes	17,579,204	15,946,716	7,858,657
Income taxes	5,240,450	4,793,893	3,724,415

Net income	$12,338,754	$11,152,823	$4,134,242

Basic earnings per share	$1.84	$1.52	$.55
Diluted earnings per share	1.80	1.51	.55

State Financial Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Treasury Stock	Total

Balance at January 1, 2001	$1,010,773	$95,027,591	$46,045,533	$888,394	$(5,131,608)	$(31,341,426)	$106,499,257
Comprehensive income:
Net income	–	–	4,134,242	–	–	–	4,134,242
Change in net unrealized gain on securities available-for-sale, net of income taxes of $2,619,770	–	–	–	1,414,279	–	–	1,414,279

Total comprehensive income	–	–	4,134,242	1,414,279	–	–	5,548,521
Cash dividends declared – $0.48 per share	–	–	(3,592,507)	–	–	–	(3,592,507)
Issuance of 1,041 shares under stock plans	104	10,072	–	–	–	–	10,176
Purchase of 207,500 shares of treasury stock	–	–	–	–	–	(2,523,793)	(2,523,793)
ESOP shares earned	–	(239,805)	–	–	658,251	–	418,446

Balances at December 31, 2001	$1,010,877	$94,797,858	$46,587,268	$2,302,673	$(4,473,357)	$(33,865,219)	$106,360,100

Comprehensive income:
Net income	–	–	11,152,823	–	–	–	11,152,823
Change in net unrealized gain on securities available-for-sale, net of income taxes of $2,171,554	–	–	–	4,215,372	–	–	4,215,372

Total comprehensive income	–	–	11,152,823	4,215,372	–	–	15,368,195
Cash dividends declared –$0.48 per share	–	–	(3,451,766)	–	–	–	(3,451,766)
Issuance of 13,247 shares under stock plans	1,325	106,286	–	–	–	–	107,611
Repurchase of 715,695 shares	(71,570)	(11,737,398)	–	–	–	–	(11,808,968)
Purchase of 136,300 shares of treasury stock	–	–	–	–	–	(1,946,871)	(1,946,871)
ESOP shares earned	–	(8,938)	–	–	313,297	–	304,359

Balance at December 31, 2002	$940,632	$83,157,808	$54,288,325	$6,518,045	$(4,160,060)	$(35,812,090)	$104,932,660

Comprehensive income:
Net income	–	–	12,338,754	–	–	–	12,338,754
Change in net unrealized gain on securities available-for-sale, net of income taxes of $(1,418,839)	–	–	–	(2,754,210)	–	–	(2,754,210)

Total comprehensive income	–	–	12,338,754	(2,754,210)	–	–	9,584,544
Cash dividends declared –$0.52 per share	–	–	(3,474,113)	–	–	–	(3,474,113)
Issuance of 121,168 shares under stock plans	12,117	1,546,562	–	–	–	–	1,558,679
Purchase of 25,000 shares of treasury stock	–	–	–	–	–	(621,000)	(621,000)
ESOP shares earned	–	35,050	–	–	178,700	–	213,750

Balance at December 31, 2003	$952,749	$84,739,420	$63,152,966	$3,763,835	$(3,981,360)	$(36,433,090)	$112,194,520

State Financial Services Corporation and Subsidiaries Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001

Operating activities:
Net income	$12,338,754	$11,152,823	$4,134,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,625,000	2,400,000	3,855,130
Depreciation	2,816,181	2,793,799	2,743,818
Amortization of premiums and accretion of discounts on investment securities	1,087,088	2,295,880	576,376
Amortization of goodwill	–	–	4,063,373
Deferred income tax provision	(481,484)	(508,000)	1,013,721
Market adjustment for committed ESOP shares	35,050	(8,938)	(239,805)
Income from bank owned life insurance	(771,597)	(258,388)	–
Decrease (increase) in accrued interest receivable	3,204,294	(2,189,866)	1,825,645
Decrease in accrued interest payable	(476,402)	(257,771)	(799,756)
Realized investment securities gains	(565,017)	(509,180)	(1,925,380)
Other	6,132,808	2,094,206	(483,106)

Net cash provided by operating activities	25,944,675	17,004,565	14,764,258

Investing activities:
Proceeds from maturities or principal payments of investment securities held-to-maturity	541,500	400,499	997,523
Purchases of securities available-for-sale	(743,840,849)	(395,815,592)	(160,228,303)
Proceeds from maturities and sales of investment securities available-for-sale	778,010,634	238,174,475	209,612,811
Net decrease (increase) in loans	(25,750,173)	7,666,962	(13,198,067)
Net purchases of premises and equipment	(4,998,793)	(1,889,044)	(4,362,792)
Business acquisitions, net of cash and cash equivalents acquired of $13,655,541 in 2003 and $6,952,438 in 2001	(4,772,378)	–	(4,183,444)
Purchase of bank owned life insurance	–	(20,000,000)	–

Net cash provided by (used in) investing activities	(810,059)	(171,462,700)	28,637,728

Financing activities:
Net increase (decrease) in deposits	(32,381,535)	(13,585,066)	12,693,409
Repayment of notes payable	(14,710,000)	(1,700,000)	(13,769,224)
Proceeds of notes payable	26,610,000	1,747,224	20,446,750
Proceeds from trust preferred securities	–	15,000,000	–
Net decrease in guaranteed ESOP obligation	178,700	313,297	658,251
Increase in securities sold under agreements to repurchase	48,955,974	108,049,961	7,167,442
Federal Home Loan Bank repayments	(35,400,000)	–	(10,000,000)
Federal Home Loan Bank advances	5,000,000	24,700,000	–
Cash dividends	(3,474,113)	(3,451,766)	(3,592,507)
Proceeds (repayments) of federal funds purchased	(10,000,000)	10,000,000	(10,000,000)
Purchase of treasury stock	(621,000)	(1,946,871)	(2,523,793)
Repurchase of Common Stock	–	(11,808,968)	–
Proceeds from exercise of stock options and restricted stock awards	1,558,679	107,611	10,176

Net cash provided by (used in) financing activities	(14,283,295)	127,425,422	1,090,504

Increase (decrease) in cash and cash equivalents	10,851,321	(27,032,713)	44,492,490
Cash and cash equivalents at beginning of year	67,516,805	94,549,518	50,057,028

Cash and cash equivalents at end of year	$78,368,126	$67,516,805	$94,549,518

Supplementary information:
Interest paid	$19,535,076	$23,657,209	$36,079,436
Income taxes paid	4,693,092	5,606,836	2,486,022
Conversion of mortgage loans into fixed rate securities	–	101,567,223	–

1. Accounting Policies

The accounting policies followed by State Financial Services Corporation (the Company) and the methods of applying those principles which materially affect the determination of its financial position, cash flows or results of operations are summarized below.

Organization

The Company is a financial services company operating through twenty-nine locations in southeastern Wisconsin and northeastern Illinois. Through its banking network, the Company provides commercial and retail banking products, long-term fixed-rate secondary market mortgage origination and investment brokerage activities.

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

The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance on the lives of certain officers. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

Derivative Instruments

The Company enters into certain derivative transactions as part of its overall interest rate risk management process. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires a company to recognize all derivative instruments at fair value on its balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment are considered fair value hedges under SFAS No. 133. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives, included in a fair value hedge relationship, are recorded as offsets to the related interest income or expense recorded on the hedged asset or liability.

Under the fair value hedge method, any ineffective portion of the hedge is recognized immediately in income. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in noninterest income as a part of securities and other financial instrument gains/(losses).

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

The following table summarizes the Company’s fair value hedges at December 31, 2003 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)

Fixed Rate Loan	Receive Variable Swap	$3,989	$4,007	9.00

The offsetting gain and loss related to the fair value hedge described above is $18 thousand at December 31, 2003.

Interest on Loans

Interest income on loans is accrued and credited to operations as earned. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is questionable. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in the prior year is charged to the allowance for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment regarding the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Allowance for Loan Losses

The allowance for loan losses is composed of specific and general valuation allowances. The Company establishes specific valuation allowances on loans considered impaired equal to the amount of the impairment. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

General valuation allowances are based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified loans; current economic conditions; volume, growth and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management may transfer reserves between specific and general valuation allowances as considered necessary.

The allowance for loan losses reflects management’s best estimate of the reserves needed to provide for the estimated losses in the portfolio and is based on a risk model developed and implemented by management. Actual results could differ from estimates and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators annually review the loan portfolio and the allowance for loan losses. Such regulators have the authority to require the Company to recognize additions to the allowance at the time of their examination.

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

Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders’ equity.

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

The denominators for the earnings per share amounts are as follows:

	2003	2002	2001

Basic:
Weighted-average number of shares outstanding	6,992,321	7,685,460	7,844,094
Less: weighted-average number of unearned ESOP shares	(302,523)	(346,781)	(362,883)
Denominator for basic earnings per share	6,689,798	7,338,679	7,481,211

Fully diluted:
Denominator for basic earnings per share	6,689,798	7,338,679	7,481,211
Add: assumed conversion of stock options using the treasury stock method	169,759	64,882	31,905

Denominator for fully diluted earnings per share	6,859,557	7,403,561	7,513,116

At December 31, 2003, 176 ,170 non-vested stock options with a weighted-average exercise price of $18.69 were excluded from the calculation of fully diluted earnings per share, as their impact was anti-dilutive.

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

In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Schole’s option pricing model with the following weighted average assumptions for 2003, 2002, and 2001.

	Year ended December 31,

	2003	2002	2001

Expected life of options	6.75 years	6.75 years	6.75 years
Risk-free interest rate	3.6%	1.6%	3.3%
Expected dividend yield	2.2%	3.0%	3.0%
Expected volatility factor	26.90%	15.77%	15.77%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is generally six months. The Company’s pro forma information is as follows:

	Year ended December 31,

(Thousands, except per share data)	2003	2002	2001

Net income, as reported	$12,339	$11,153	$4,134
Pro forma compensation expense
in accordance with SFAS No. 123, net of tax	(195)	(241)	(178)

Pro forma net income	$12,144	$10,912	$3,956

Net income per common share, as reported:
Basic	$1.84	$1.52	$0.55
Diluted	$1.80	$1.51	$0.55

Pro forma net income per common share:
Basic	$1.81	$1.49	$0.53
Diluted	$1.77	$1.47	$0.53

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company’s tax status. Valuation allowances are established for deferred tax assets for amounts for which it is more likely than not that they will be realized.

Recent Accounting Changes

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), which requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement.

The Company has performed the required impairment tests of goodwill as of January 1, 2002 and again as of October 31, 2002 and October 31, 2003. As a result of these tests, the Company has determined there is no impairment to its goodwill. The Company will perform the required impairment tests of goodwill annually to determine what the effect of these tests will be, if any, on the earnings and financial position of the Company.

For comparative purposes, the following table illustrates net income and net income per share for the years ended December 31, 2003, 2002, and 2001 adjusted to exclude the effects of amortizing goodwill (dollars in thousands except per share data):

	Year ended December 31,
	2003	2002	2001

Reported net income	$12,339	$11,153	$4,134
Add back: Goodwill amortization	-	-	4,063

Adjusted net income	$12,339	$11,153	$8,197

Basic earnings per common share:
Reported net income	$1.84	$1.52	$.55
Goodwill amortization	0	0.54

Adjusted net income	$1.84	$1.52	$1.09

Diluted earnings per common share:
Reported net income	$1.80	$1.51	$.55
Goodwill amortization	0	0.54

Adjusted net income	$1.80	$1.51	$1.09

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Bank enters into such commitments with customers in connection with residential mortgage loan applications and at December 31, 2003 had approximately $5.8 million in notional amount of these commitments outstanding. This guidance, if issued, would require the Bank to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Bank currently defers the recognition of revenue related to these commitments until the loan is sold. Therefore, there would be no impact to revenue until the loan is funded.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Corporation does not believe that the application of FIN 46 to any of its investments or interests, if required, will have a material impact on financial condition, results of operations, or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15 to the consolidated financial statements. The adoption of FIN 45 did not have a material impact on results of operations, financial position, or liquidity.

2. Acquisition

On December 6, 2003, the Company acquired Hawthorn Corporation ("Hawthorn") and its wholly owned subsidiary Hawthorn Bank, Mundelein, Illinois. The Company purchased all of the outstanding common stock of Hawthorn for $6.4 million in cash. This "in-market" acquisition increased the Company’s share of the Illinois banking market. Hawthorn Bank has been merged into State Financial Bank, N.A.

On December 6, 2003, the Company acquired Lakes Region Bancorp, Inc. ("Lakes Region") and its wholly owned subsidiary Anchor Bank, Grayslake, Illinois. The Company purchased all of the outstanding common stock of Lakes Region for $13.4 million in cash. This "in-market" acquisition increased the Company’s share of the Illinois banking market. Anchor Bank has been merged into State Financial Bank, N.A.

Application of purchase accounting requires the inclusion of Hawthorn’s and Lake Region’s operating results in the consolidated statements of income from the date of acquisition. Accordingly, Hawthorn’s and Lake Region’s operating results for the period December 6, 2003 through December 31, 2003 are included in the Company’s consolidated statement of income for twelve months ended December 31, 2003. Hawthorn’s and Lakes Region’s financial condition is included in the Company’s consolidated balance sheet dated December 31, 2003.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

	Hawthorn	Lakes Region	Total

Cash and due from banks	$3,191	$1,291	$4,482
Investments	14,544	8,482	23,026
Net loans	17,337	89,044	106,381
Other assets	774	170	944
Core Deposit	1,381	3,777	5,158
Goodwill	2,844	7,317	10,161

Total assets acquired	40,071	110,081	150,152
Deposits	33,241	86,984	120,225
Long-term debt	300	4,093	4,393
Other liabilities	134	5,608	5,742

Total liabilities assumed	33,675	96,685	130,360

Net assets acquired	$6,396	$13,396	$19,792

On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the twelve months ended December 31, 2003 and December 31, 2002, after giving effect to the acquisition of Hawthorn and Lakes Region as if it had occurred on January 1, 2002 are as follows (dollars in thousands):

	2003	2002

Interest income	$70,613	$75,865
Interest expense	21,961	26,691

Net interest income	48,652	49,174
Provision for loan losses	2,706	2,568
Other income	15,218	12,877
Other expense	44,517	43,634

Net income before tax	16,647	15,849
Income taxes	5,350	4,841

Net income	11,297	11,008

Basic earnings per share	$1.69	$1.50
Diluted earnings per share	$1.65	$1.49

3. Restrictions on Cash and Due From Bank Accounts

State Financial Bank, N.A. (Bank) is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2003 and 2002 was approximately $14.1 million and $15.3 million, respectively.

4. Investment Securities

The amortized cost and estimated fair values of investment securities follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-Maturity
December 31, 2003:
Obligations of state and political subdivisions	$804,662	$23,344	$-	$828,006
Other securities	160,000	-	-	160,000

	$964,662	$23,344	$-	$988,006

December 31, 2002:
Obligations of state and political subdivisions	$1,105,269	$46,407	$-	$1,151,676
Other securities	400,000	-	(10)	399,990

	$1,505,269	$46,407	$(10)	$1,551,666

Available-for-Sale
December 31, 2003:
U.S. Treasury securities and obligations of U.S. government agencies	$163,958,912	$315,478	$(396,132)	$163,878,258
Obligations of state and political subdivisions	53,970,537	2,447,034	(6,408)	56,411,163
Mortgage-related securities	78,194,762	2,006,153	(164,310)	80,036,605
Other securities	95,234,119	1,801,373	(300,410)	96,735,082

	$391,358,330	$6,570,038	$(867,260)	$397,061,108

December 31, 2002:
U.S. Treasury securities and obligations of U.S. government agencies	$67,165,645	$619,791	$(1,636)	$67,783,800
Obligations of state and political subdivisions	61,543,876	2,346,674	(5,098)	63,885,452
Mortgage-related securities	194,097,108	6,137,599	(6,711)	200,227,996
Other securities	89,399,191	1,072,146	(286,940)	90,184,397

	$412,205,820	$10,176,210	$(300,385)	$422,081,645

The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$320,058	$322,064	$64,118,856	$65,256,566
Due after one year through five years	594,604	615,762	126,035,415	129,444,327
Due after five years through ten years	50,000	50,180	29,557,036	31,008,597
Due after ten years	0	0	171,647,023	171,351,618

	$964,662	$988,006	$391,358,330	$397,061,108

Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company’s investments in mortgage-related securities have been allocated to the various maturity categories based on expected maturities using current prepayment estimates.

Proceeds from sales of investments in available-for-sale securities were approximately $374.7 million, $84.2 million, and $94.7 million during 2003, 2002, and 2001 respectively. Gross gains of approximately $680 thousand, $1.2 million, and $1.9 million were realized on the 2003, 2002, and 2001 sales, respectively. Gross losses of $115 thousand were recognized on investment security sales in 2003, $685 thousand were recognized in 2002 and no losses were recognized on investment security sales in 2001.

A schedule of the changes in unrealized gains (losses) on available-for-sale securities is as follows:

	2003

	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount

Unrealized gains on available-for-sale securities	$(3,608,032)	$(1,197,296)	$(2,410,736)
Less: reclassification adjustment for gains realized in net income	(565,017)	(221,543)	(343,474)

Changes in unrealized gains	$(4,173,049)	$(1,418,839)	$(2,754,210)

	2002

	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount

Unrealized gains on available-for-sale securities	$6,896,106	$2,371,203	$4,524,903
Less: reclassification adjustment for gains realized in net income	(509,180)	(199,649)	(309,531)

Changes in unrealized gains	$6,386,926	$2,171,554	$4,215,372

	2001

	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount

Unrealized gains on available-for-sale securities	$5,959,429	$3,374,711	$2,584,718
Less: reclassification adjustment for gains realized in net income	(1,925,380)	(754,941)	(1,170,439)

Changes in unrealized gains	$4,034,049	$2,619,770	$1,414,279

    The following table shows the Company's investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003. The securities have an unrealized loss, relative to book carrying value, due to a combination of factors, including interest rates, structures of the security, historical cost, and length to maturity. In no case is the loss position related to credit quality.

    The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003. The securities have an unrealized loss, relative to book carrying value due to a combination of factors, including interest rates, structure of the security, historical cost, and length to maturity. In no case is the loss position related to credit quality or considered to be other than temporary. The Company has both the intent and ability to hold these securities for a period of time necessary to recover their amortized cost (dollars in thousands).

46

	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and obligations of U.S. government agencies	$73,445	$338	$0	$0	$73,445	$338
Obligations of state and political subdivisions	0	0	0	0	0	0
Mortgage-related securities	12,666	162	0	0	12,666	162
Other securities	12,687	283	0	0	12,687	283

Total Temporarily impaired securities	$98,798	$783	$0	$0	$98,798	$783

At December 31, 2003, 2002, and 2001 investment securities with a carrying value of approximately $243.0 million, $165.2 million, and $50.0 million respectively, were pledged as collateral to secure repurchase agreements, public deposits and for other purposes.

5. Loans

A summary of loans outstanding at December 31, 2003 and 2002 is as follows:

	2003	2002

Commercial	$165,001,166	$156,815,883
Commercial real estate	478,686,948	330,150,613
Real estate mortgage	181,462,988	162,474,578
Consumer	41,691,631	55,323,676
Other	7,187,327	8,008,705

	$874,030,060	$712,773,455

6. Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2003 are as follows:

	2003	2002	2001

Balance at beginning of year	$8,805,000	$7,899,922	$7,149,147
Allowance from acquired banks	919,427	–	889,330
Provision for loan losses	2,625,000	2,400,000	3,855,130
Charge-offs	(1,860,279)	(1,997,625)	(4,246,294)
Recoveries	217,202	502,703	252,609

Net charge-offs	(1,643,077)	(1,494,922)	(3,993,685)

Balance at end of year	$10,706,350	$8,805,000	$7,899,922

Total nonaccrual loans were $10.3 million and $12.6 million at December 31, 2003 and 2002, respectively.

7. Loans to Related Parties and Related Party Agreements

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

The Bank may extend aggregated credit to any one insider up to the Bank’s legal lending limit. The Bank may not extend credit to an insider unless that credit, when aggregated with extensions of credit to all Bank insiders, does not exceed the Bank’s unimpaired capital and unimpaired surplus.

The combined balance of loans outstanding and commitments to lend to insiders as of December 31, 2003 and 2002 was $ 27.0 million and $21.5 million, respectively. The increase of $5.5 million for December 31, 2003 compared to December 31, 2002 was due to combined new advances of $6.9 million and combined pay-downs of $1.4 million.

Executive Employment and Consulting Agreement

The Company has an Executive Employment and Consulting Agreement with Jerome J. Holz, Chairman of the Board of the Company, pursuant to which the Company will pay Mr. Holz annual compensation of $100,000 per year for each year (or portion thereof) that Mr. Holz serves as Chairman of the Board of the Company; provided that Mr. Holz shall not continue to serve as Chairman of the Board after December 31, 2004. Under the agreement, Mr. Holz will serve as a consultant to the Company for life beginning January 1, 2001, and the Company will pay Mr. Holz an annual consulting payment of $225,000 (subject to downward adjustment) and provide supplemental Medicare insurance coverage and prescription medication coverage for each year during such consulting period. The agreement also provides that in the event of a change in control of the Company, Mr. Holz shall receive one lump sum payment equal to the then present value of the remaining consulting compensation for the remainder of Mr. Holz's then actuarial life expectancy. The agreement uses the same definition of a "change of control" as the transition agreements described under "Compensation of Executive Officers – Agreements with Named Executive Officers." In 1980, the Company also granted Mr. Holz a Deferred Compensation Agreement pursuant to which the Company was obligated to pay Mr. Holz $1,000 per month for 120 months following termination of his employment. The Company's obligations under this agreement were insured. In December 2001, the Company and Mr. Holz mutually agreed to terminate this Deferred Compensation Agreement and the Company paid Mr. Holz $120,000 from the proceeds received from the termination of the life insurance policy related to this agreement. The Company has no further obligations under the Deferred Compensation Agreement.

8. Premises and Equipment

A summary of premises and equipment at December 31, 2003 and 2002, is as follows:

	2003	2002

Buildings	$30,525,250	$25,142,830
Furniture and equipment	17,757,305	22,892,333
Leasehold improvements	3,602,843	3,081,437

	51,885,398	51,116,600

Less accumulated depreciation	(25,509,239)	(28,642,955)
Land	6,542,694	5,316,248

	$32,918,853	$27,789,893

9. Federal Home Loan Bank and Other Borrowings

Federal Home Loan Bank (FHLB) advances and other borrowings at December 31, 2003 and 2002 are summarized as follows:
	2003		2002

Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate

2003	$–		$30,400,000	1.66%
2004	12,800,000	4.43	12,300,000	4.31
2005	26,900,000	4.89	24,900,000	4.97
2006	2,000,000	4.68	–	–
2007	6,100,000	3.80	4,800,000	3.47
2011	20,000,000	4.55	20,000,000	4.55

Total FHLB advances	67,800,000	4.60	92,400,000	3.44
Note payable	16,200,000	2.53	15,700,000	2.78
Trust preferred securities	15,000,000	4.63	15,000,000	5.27
Subordinated Debt	14,000,000	4.02	–	–
Securities sold under agreement to repurchase	175,592,887	1.65	126,636,913	2.46
Federal funds purchased	–	–	10,000,000	1.75

Total	$288,592,887	2.66%	$259,736,913	2.96%

Of the $67.8 million FHLB advances outstanding at December 31, 2003, $5.8 million was assumed in the acquisitions of Lakes Region Bancorp and Hawthorn Corporation, which were consummated December 5, 2003.

The Company has a collateral pledge agreement with the FHLB whereby it agrees to pledge listed performing 1 to 4 family residential loans with principal balances aggregating 143% of the outstanding FHLB advances. All stock in the Federal Home Loan Bank of Chicago, as well as certain securities, are also pledged as additional collateral for advances.

The Company has a $40 million line of credit available through May 31, 2004, at 90-day LIBOR plus 1.35%. Outstanding advances under this line were approximately $16.2 million and $15.7 million on December 31, 2003 and December 31, 2002, respectively.

The Company, on December 5, 2003, incurred subordinated debt in the amount of $14 million to partially fund the acquisitions of Lakes Region Bancorp and Hawthorn Corporation. The note is junior and subordinate to the Company’s senior indebtedness. It bears interest at 30-day LIBOR plus 2.85% and is due in full on December 5, 2010. For regulatory capital purposes this indebtedness is included in Tier 2 capital.

The Company issued $15 million of Trust Preferred Securities in October 2002. See Long-term Debt-Trust Preferred Securities note to the Consolidated Financials Statements for further details.

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

10. Long-term Debt - Trust Preferred Securities

In the fourth quarter of 2002 the Company formed SFSC Capital Trust I ("SFSCCT"), a wholly owned subsidiary, which issued and sold $15 million of Trust Preferred Securities. The securities are reported on the consolidated statement of financial condition as trust preferred debt and qualify as tier 1 capital under Federal Reserve Board guidelines. Interest expense on the Trust Preferred Securities is also deductible for income tax purposes.

The securities accrue and pay distributions semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 3.45%, which was 4.63% at December 31, 2003. The Trust Preferred Securities have a stated final maturity of November 7, 2032 and are redeemable at the Company’s option, at par, on November 7, 2007 and quarterly thereafter.

11. Deposits

Remaining contractual maturities of time deposits for the years 2004 through 2008 and thereafter are $234.5 million, $80.6 million, $18.5 million, $13.0 million, and $15.5 million, respectively.

12. Employee Benefit Plans

The Company has a noncontributory money purchase defined contribution pension plan covering substantially all employees who meet certain minimum age and service requirements. Annual contributions are fixed based on compensation of participants. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Company contributions are made annually at the discretion of the board of directors and amounted to $539,000 in 2003, $464,000 in 2002, and $420,000 in 2001. Plan assets are invested in a diversified portfolio of high-quality debt and equity investments.

The Company sponsors a 401(k) savings plan which covers all full-time employees who have completed certain minimum age and service requirements. Company contributions are discretionary. The Company has not made any contributions for 2003, 2002, or 2001.

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

The aggregate activity in the number of unearned ESOP shares follows:

	2003	2002	2001

Balance at beginning of year	322,602	349,187	375,501
Shares committed to be released	25,095	26,585	26,314

Balance at end of year	297,507	322,602	349,187

At December 31, 2003, the fair value of unearned ESOP shares was $7.9 million. Total ESOP expense recognized for the years ended December 31, 2003, 2002, and 2001, was $373,000, $425,000, and $315,000, respectively.

The Company purchased bank owned life insurance on the lives of certain officers. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

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

Significant components of the provision for income taxes are as follows:

	2003	2002	2001

Current Federal expense	$5,095,695	$4,663,893	$3,131,415
Current State expense	756,755	638,000	826,000

	5,852,450	5,301,893	3,957,415
Deferred Federal expense (benefit)	(578,000)	(425,000)	(147,000)
Deferred State expense (benefit)	(34,000)	(83,000)	(86,000)

	(612,000)	(508,000)	(233,000)

	$5,240,450	$4,793,893	$3,724,415

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Federal net operating loss carryforwards	$73,088	$143,000
State net operating loss carryforwards	994,560	883,000
Allowance for loan loss	4,167,971	3,122,000
Accumulated depreciation	331,946	55,000
Unearned income	3,517	9,000
Deferred loan fees	39,156	101,000
Other	430,224	4,000

	6,040,462	4,317,000
Valuation allowance for deferred tax assets	(996,506)	(910,000)

Net deferred tax assets	5,043,956	3,407,000
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	1,938,938	3,358,000
FHLB dividends	1,000,460	728,000
Purchase accounting	3,197,870	829,000
Other	206,380	0

Total deferred tax liabilities	6,343,648	4,915,000

Net deferred tax asset (liability)	$(1,299,692)	$(1,508,000)

Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2003	2002	2001

Income before income taxes	$17,579,204	$15,946,716	$7,858,657

Income tax expense at the federal statutory rate	$5,976,929	$5,421,883	$2,671,943
Increase (decrease) resulting from:
Tax-exempt interest income	(780,592)	(916,000)	(832,000)
State income taxes, net of federal income tax benefit	478,643	366,000	488,000
Nondeductible merger-related expenses	–	–	32,000
Goodwill amortization	–	–	1,382,000
Bank owned life insurance	(456,921)	(102,000)	–
Increase (decrease) in valuation allowance for deferred tax assets	(32,844)	(33,000)	62,000
Other	55,235	57,010	(79,528)

Income taxes	$5,240,450	$4,793,893	$3,724,415

At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $186 thousand and state net operating loss carryforwards of approximately $19.2 million. The federal net operating loss carryforwards and $800 thousand of state net operating loss carryforwards are subject to an annual limitation of approximately $135 thousand and are available to reduce future tax expense through the year ending December 31, 2009. The remaining state net operating loss carryforwards expire in years 2004 through 2018.

14. Restrictions on Subsidiary Dividends, Loans or Advances

Dividends paid by the Company are derived, mainly, from dividends provided by the Bank. Certain restrictions exist limiting the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The Bank’s primary regulator must approve the payment of dividends in excess of certain levels of the Bank’s retained earnings. As of December 31, 2003, the Bank had net retained earnings of approximately $5.5 million, available for distribution to the Company without prior regulatory approval.

Federal Reserve Bank regulations place limits on loans to affiliates, including the Company, unless such loans are collateralized by specific obligations. The aggregate limit for any one affiliate is 10% of the Bank’s capital stock and surplus. In the case of all affiliates, the aggregate amount to all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

15. Shareholders’ Equity - Preferred Share Purchase Rights

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

Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per Common Share. Each Preferred Share will have 1,000 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per Common Share. These rights are protected by customary antidilution provisions. Because of the nature of the Preferred Shares’ dividend, voting and liquidation rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

16. Financial Instruments With Off-Balance-Sheet Risk

Loan commitments and standby letters of credit are credit facilities the Bank offers to its customers. These facilities commit the Bank to lend money to, or make payments on behalf of its customers if certain specified events occur at a future date. Both facilities are subject to credit risk. Management recognizes this risk and requires that all requests be underwritten following the Bank’s standard credit underwriting guidelines.

As of December 31, 2003, the Bank had outstanding loan commitments and letters of credit of $245.7 million and $13.6 million, respectively. Loan commitments and standby letters of credit were $160.3 million and $4.0 million, respectively, at December 31, 2002.

17. Leases

The Company rents space for some of its banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $749,000, $815,000, and $637,000 in 2003, 2002, and 2001, respectively.

Future minimum payments for the years indicated under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

2004	$449,000
2005	403,000
2006	350,000
2007	282,000
2008	178,000
Thereafter	232,000

$1,894,000

Minimum rentals for 2004-2007 include $110 thousand each year for space used by the Company, which is leased from a partnership, two partners of which are also directors of the Company.

18. Commitments and Contingent Liabilities

The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the outcome of these matters will not have a material adverse effect on the financial position or operations of the Company.

19. Regulatory Capital

National banks and bank holding companies are subject to various capital guidelines as set forth by regulation. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, banks and holding companies must meet specific standards that involve quantitative measures of the bank’s assets, liabilities and certain off-balance sheet items as calculated under accepted accounting practices. These assets and liabilities of the Company and Bank are also subject to qualitative assessment by regulators.

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

Quantitative measures require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (as defined in the regulations and set forth in the table below). Management believes that, as of December 31, 2003, the Bank and the Company met or exceeded all regulatory capital adequacy requirements.

In 2003 the Bank’s regulators provided a notification that categorized the Bank and Company as "well capitalized" under the regulatory framework. The categories are set forth in the following table. There have been no changes in the financial condition of the Bank or Company, since receiving the notification that would cause a change in the category of either entity.

The Bank’s and Company’s "minimum," "well capitalized" and actual capital amounts and ratios are presented in the table (dollars in thousands):

	Minimum For Capital Adequacy Purposes		Well Capitalized For Capital Adequacy Purposes		Actual

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$83,772	8%	$104,715	10%	$105,243	10.1%
Bank	82,702	8	103,378	10	119,611	11.6
Tier I Capital (to Risk Weighted Assets):
Consolidated	41,886	4	62,829	6	80,537	7.7
Bank	41,351	4	62,027	6	108,905	10.5
Tier I Capital (to Average Assets):
Consolidated	52,597	4	65,746	5	80,537	6.1
Bank	51,873	4	64,841	5	108,905	8.4
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$71,818	8%	$89,773	10%	$94,517	10.5%
Bank	71,241	8	89,051	10	103,055	11.6
Tier I Capital (to Risk Weighted Assets):
Consolidated	35,909	4	53,864	6	85,712	9.5
Bank	35,621	4	53,431	6	94,250	10.6
Tier I Capital (to Average Assets):
Consolidated	50,566	4	63,208	5	85,712	6.8
Bank	50,070	4	62,588	5	94,250	7.5

20. Stock Plans and Options

The Company’s Stock Incentive Plan allows for grants of restricted stock, incentive stock options and nonqualified options to officers, directors, and key consultants of the Company. Options are exercisable at a price equal to the fair market value of the shares at the time of the grant. Options must be exercised within ten years after grant.

A summary of all restricted stock and stock option transactions follows:

	Number of Shares of Restricted Stock	Price	Number of Stock Options	Price	Total Number of Shares

Balance at January 1, 2001	1,920	$15.69-$21.88	313,178	$6.63-$21.88	315,098
Granted	–	–	134,410	10.13	134,410
Acquired	–	–	23,027	5.28-6.55	23,027
Exercised	–	–	1,041	8.11-10.13	1,041
Canceled	–	–	12,234	9.26-15.69	12,234

Balance at December 31, 2001	1,920	$15.69-$21.88	457,340	$5.28-$21.88	459,260
Granted	–	–	170,430	13.00	170,430
Vested restricted stock	630	15.69-21.88	–	–	630
Exercised	–	–	13,247	5.63-10.13	13,247
Canceled	–	–	7,876	6.88-21.88	7,876

Balance at December 31, 2002	1,290	$15.69-$21.88	606,647	$5.28-$21.88	607,937
Granted	–	–	199,580	18.69	199,580
Vested restricted stock	690	15.69-21.88	–	–	690
Exercised	–	–	121,168	5.28-16.21	121,168
Canceled	–	–	92,685	10.13-18.69	92,685

Balance at December 31, 2003	600	$15.69	592,374	$5.28-$21.88	592,974

At December 31, 2003, the weighted-average remaining contractual life of outstanding options was 7 .71 years at a weighted-average exercisable price of $ 15.14 per share compared to 6.57 years and a price of $13.71 per share at December 31, 2002.

21. Fair Values of Financial Instruments

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

The Company does not routinely measure the market value of financial instruments, because such measurements represent point-in-time estimates of value. It is not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and, even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company’s future earnings or cash flows.

The following methods and assumptions were used by the Company to estimate its fair value disclosures for financial instruments:

Cash and Cash Equivalents . The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets fair values.

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

Note Payable. The carrying values of the Company’s note payable approximate fair value.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2003 and 2002:

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and due from banks	$55,824,050	$55,824,050	$56,767,916	$56,767,916
Interest-bearing bank balances	4,399,723	4,399,723	2,040,592	2,040,592
Federal funds sold	18,144,353	18,144,353	8,708,297	8,708,297
Investment securities	398,025,770	398,049,114	423,586,914	423,633,311
Loans held for sale	1,900,438	1,900,438	31,750,135	31,750,135
Loans	863,323,685	867,995,191	703,968,455	721,345,223
Accrued interest receivable	5,246,660	5,246,660	8,048,134	8,048,134
Deposits	1,029,113,124	1,033,737,203	940,873,682	946,503,862
Notes payable	16,200,000	16,200,000	15,700,000	15,700,000
Subordinated Debt	14,000,000	14,000,000	-	-
Trust preferred securities	15,000,000	15,000,000	15,000,000	15,000,000
Securities sold under agreement to repurchase	175,592,887	175,592,887	126,636,913	126,636,913
Federal funds purchased	-	-	10,000,000	10,000,000
Federal Home Loan Bank advances	67,800,000	67,800,000	92,400,000	92,400,000
Accrued interest payable	1,957,473	1,957,473	2,191,711	2,191,711

22. State Financial Services Corporation (Parent Company Only) Financial Information

Financial statements of the Parent Company Only at December 31, 2003 and 2002, and for the three years ended December 31, 2003, follow:

STATEMENTS OF CONDITION

	December 31
	2003	2002

Assets
Cash and cash equivalents	$1,932,080	$755,394
Investments:
Available-for-sale	11,778,119	4,711,717
Held-to-maturity	60,000	100,000
Investment in Subsidiaries	155,354,812	128,402,059
Recoverable income taxes	1,842,709	2,109,817
Fixed assets	129,066	138,460
Other assets	1,817,991	1,774,885

Total assets	$172,914,777	$137,992,332

Liabilities
Accrued expenses and other liabilities	$15,520,257	$2,359,672
Note payable	16,200,000	15,700,000
Subordinated Debt	14,000,000	-
Trust preferred securities	15,000,000	15,000,000

Total liabilities	60,720,257	33,059,672

Shareholders’ equity
Common stock	952,749	940,632
Additional paid-in capital	84,739,420	83,157,808
Retained earnings	63,152,966	54,288,325
Accumulated other comprehensive income	3,763,835	6,518,045
Unearned shares held by ESOP	(3,981,360)	(4,160,060)
Treasury stock	(36,433,090)	(35,812,090)

Total shareholders’ equity	112,194,520	104,932,660

Total liabilities and shareholders’ equity	$172,914,777	$137,992,332

22. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF INCOME

	Year ended December 31
	2003	2002	2001

Income:
Dividends	$8,100,000	$5,000,000	$8,800,000
Interest	1,033,688	424,292	561,421
Management fees	2,040,671	2,266,294	1,592,244
Other	464,470	335,555	936,861
	11,638,829	8,026,141	11,890,526

Expenses:
Interest	1,349,756	907,105	1,275,554
Other	4,163,098	4,250,770	3,402,920

	5,512,854	5,157,875	4,678,474

Income before income tax credit and equity in undistributed net income of subsidiaries	6,125,975	2,868,266	7,212,052
Income tax credit	675,622	684,846	521,880

	6,801,597	3,553,112	7,733,932
Equity in undistributed net income of subsidiaries	5,537,157	7,599,711	(3,599,690)

Net income	$12,338,754	$11,152,823	$4,134,242

22. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF CASH FLOWS
	Year ended December 31
	2003	2002	2001

Operating activities:
Net income	$12,338,754	$11,152,823	$4,134,242
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income	(5,537,157)	(7,599,711)	3,599,690
Depreciation	57,328	81,862	105,347
Decrease (increase) in recoverable income	267,108	(1,011,189)	1,531,646
Realized investment securities gains, net	(400,307)	(286,178)	(879,148)
Other	13,102,164	303,145	(266,274)

Net cash provided by operating activities	19,827,890	2,640,752	8,225,503

Investing activities:
Purchases of securities available-for-sale	(10,111,473)	(3,400,150)	(2,488,148)
Maturities of securities held-to-maturity	40,000	-	-
Sales of securities available for sale	3,648,777	2,544,509	5,077,456
Decrease (increase) in loans receivable from subsidiaries	-	-	288,840
Purchases of premises and equipment	(47,934)	(35,299)	(35,095)
Acquisition of subsidiaries	(24,322,840)	-	(11,230,387)
Additional investment in subsidiaries	-	-	(433,465)

Net cash used by investing activities	(30,793,470)	(890,940)	(8,820,799)

Financing activities:
Proceeds of note payable	500,000	47,224	6,677,526
Proceeds of trust preferred securities	-	15,000,000	-
Proceeds of Subordinated Debt	14,000,000	-	-
Decrease in guaranteed ESOP obligation	178,700	304,359	658,251
Cash dividends	(3,474,113)	(3,451,768)	(3,592,508)
Purchase of treasury stock	(621,000)	(1,946,871)	(2,523,793)
Repurchase of common stock	-	(11,808,968)	-
Proceeds from exercise of stock options	1,558,679	107,611	10,176
Net cash provided (used) by financing activities	12,142,266	(1,748,413)	1,229,652

Increase in cash and cash equivalents	1,176,686	1,399	634,356
Cash and cash equivalents at beginning of year	755,394	753,995	119,639

Cash and cash equivalents at end of year	$1,932,080	$755,394	$753,995

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information required by this item with respect to directors and Section 16 compliance is contained under the captions "Proposal No.1. Election of Directors—Directors" and "Miscellaneous Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 5, 2004 (the "Proxy Statement"), and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

Executive Officers. The information required by this item with respect to executive officers appears in Part I of this Annual Report.

Board Committees. The information required by this item is contained under the caption "Proposal No. 1. Election of Directors—Board Committees" in the Proxy Statement and, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

Code of Ethics. The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code of Ethics for Senior Financial Officers is posted on the Company’s website at http://www.statefinancialbank.com. If any substantive amendments are made to the Code of Ethics for Senior Financial Officers or the Board of Directors grants any waiver from a provision of the Code of Ethics to any of the officers of the Company, then the Company will disclose the nature of such amendment or waiver on its website at the above address. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Proposal No.1. Election of Directors--Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement and when the Proxy Statement is filed with the Securities and Exchange Commission will be incorporated herein by reference; provided, however, that the information under the subheading "Board of Directors Report on Executive Compensation" shall not be deemed to be incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2003.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by security holders	592,374	$15.14	284,056
Equity compensation plans not approved by security holders (3)	5,935	$5.49	--

Total	598,309	$15.04	284,056

(1) Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, 1990 Director Stock Option Plan and 1998 Stock Incentive Plan, the Home Bancorp of Elgin, Inc. 1997 Stock Option Plan (4) and the Liberty Bank 1994 Stock Option Plan.
(2) Shares of the Company’s Common Stock available for issuance under the Company’s 1998 Stock Incentive Plan, no other plan have shares available.
(3) In connection with the June 2001 acquisition of Liberty Bank, the Company adopted the Liberty Bank 1994 Stock Option Plan and assumed certain options granted thereunder to three employees of Liberty Bank, which options were converted into options to purchase shares of the Company’s Common Stock at a conversion ratio based on the consideration paid in connection with the acquisition. Shareholder approval was not required for the adoption of the Liberty Bank 1994 Stock Option Plan or assumption of the options granted thereunder. Other than shares subject to the options assumed by the Company under the Liberty Bank 1994 Stock Option Plan, no other shares of the Company’s Common Stock are available for grant thereunder. Each of the assumed options were issued by Liberty Bank as incentive stock options under the requirements Section 422 of the Internal Revenue Code with an exercise price equal to 100% of fair market value of shares of Liberty Bank common stock on the date of grant. All of the assumed options are fully vested and exercisable. A copy of the Liberty Bank 1994 Stock Option Plan is included as an exhibit to this Annual Report on Form 10-K.
(4) The Home Bancorp of Elgin, Inc. 1997 Stock Option Plan was assumed by the Company as part of the Merger Agreement between the Company and Home Bancorp of Elgin, Inc. approved by the Company’s shareholders on November 5, 1998.

The information contained under the caption "Proposal 1. Election of Directors--Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Proposal 1. Election of Directors--Certain Transactions and Other Relationships with Management and Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the caption "Miscellaneous—Independent Auditors" in the Proxy Statement and, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed:

1.    Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2003, are set forth in Item 8.

2.    Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.    Exhibits. See Exhibit Index, which is filed with this Form 10-K following the signature page and is incorporated herein by reference.

(b)    Reports on Form 8-K:

The Company filed a Current Report on Form 8-K, dated October 20, 2003, furnishing under Item 12 the Company’s press release dated October 14, 2003, with respect to financial results for the quarter ended September 30, 2003 .

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

STATE FINANCIAL SERVICES CORPORATION

By:    /s/ Michael J. Falbo
                   Michael J. Falbo,
    President and Chief Executive Officer
Date:    March 12, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive and Financial Officers

/s/ Michael J. Falbo Michael J. Falbo	President and Chief Executive Officer	March 12, 2004

/s/ Daniel L. Westrope Daniel L. Westrope	Senior Vice President and Chief Financial Officer	March 12, 2004

Directors
/s/ Jerome J. Holz Jerome J. Holz	Director	March 12, 2004

/s/ Michael J. Falbo Michael J. Falbo	Director	March 12, 2004

/s/ Robert J. Cera Robert J. Cera	Director	March 12, 2004

/s/ Richard A. Horn Richard A. Horn	Director	March 12, 2004

/s/ Richard A. Meeusen Richard A. Meeusen	Director	March 12, 2004

/s/ Ulice Payne, Jr. Ulice Payne, Jr.	Director	March 12, 2004

/s/ Thomas S. Rakow Thomas S. Rakow	Director	March 12, 2004

/s/ Kristine A. Rappe’ Kristine A. Rappe	Director	March 12, 2004

/s/ David M. Stamm David M. Stamm	Director	March 12, 2004

/s/ Barbara E. Weis Barbara E. Weis	Director	March 12, 2004

STATE FINANCIAL SERVICES CORPORATION

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED December 31, 2003

NOTE:    To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2001, by and among State Financial Services Corporation, State Financial Bank, National Association, LB Bancorp, Inc. and Liberty Bank. (16)
3.1	Articles of Incorporation of the Registrant as Amended and Restated. (14)
3.2	Bylaws of Registrant, as amended and restated effective January 27, 1998. (10)
4.1	Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (13)
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
4.5
Amended and Restated Certificate of Trust, dated February 13, 2004, among Registrant, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust II.

4.6	Indenture, dated February 13, 2004, between Registrant and Wilmington Trust Company, as Trustee.
4.7	Guarantee, dated February 13, 2004, between Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.
10.1	Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (10708 West Janesville Road, Hales Corners, Wisconsin). (2)
10.2	Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (S76 W17655 Janesville Road, Muskego, Wisconsin). (3)
10.3	Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint Venture (4811 South 76th Street, Greenfield, Wisconsin). (3)
10.4	Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin). (3)
10.5	Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (4)
10.6	Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin). (9)
10.7	State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993. (1)
10.8	State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)
10.9	State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (7)
10.10	State Financial Services Corporation 1998 Stock Incentive Plan, as amended. (14)
10.11	Liberty Bank 1994 Stock Option Plan. (15)
10.12	Executive Employment and Consulting Agreement between State Financial Services Corporation and Jerome J. Holz. (14)
10.13	Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of Michael J. Falbo, Robert J. Cera, and Daniel L. Westrope. (14)
10.14
Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of John B. Beckwith, Jeryl M Sturino, Donna M. Bembenek, Thomas A. Lilly, and David G. Towe. (14)

10.15	Form of State Financial Services Corporation Supplemental Executive Retirement Plan for Robert J. Cera, Daniel L. Westrope, and John B. Beckwith.
21	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 .
99.1
Proxy Statement for the 2003 Annual Meeting of Shareholders [The Proxy Statement for the 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(1)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-1, dated December 6, 1989.
(4)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(5)	Incorporated by reference from Exhibit 2.1 to Amendment No. 3 to Registrant's registration statement on Form S-4, Registration Number 33-46280, dated May 3, 1992.
(6)	Incorporated by reference from Amendment No. 2 to the Registrant’s registration statement on Form S-4, Registration Number 33-59665, dated July 18, 1995.
(7)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated January 14, 1998.
(9)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(10)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(11)	Incorporated by reference from Registrant’s registration statement on Form S-4, Registration Number 33-64375, dated September 25, 1998.
(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated March 12, 1999.
(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated July 27, 1999.
(14)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(15)	Incorporated by reference from Registrant’s registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.
(16)	Incorporated by reference from Exhibit 2.1 of Registrant’s Current Report on Form 8-K, dated March 7, 2001.
(17)	Incorporated by reference from Exhibit 2.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(18)	Incorporated by reference from Registrant’s Tender Offer Statement on Schedule TO, Dated November 1, 2002.

The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.

