Form 10-K/A
period 2003-12-31
STATE FINANCIAL SERVICES CORP
filed 2004-03-19
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________________ to ________________________

Commission file number 0-018166

STATE FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1489983
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

815 North Water Street, Milwaukee, Wisconsin 53202
(Address of principal executive offices)
(Zip code)

(414) 425-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value	NASDAQ National Market
Preferred Share Purchase Rights	NASDAQ National Market
(Names of exchange on which registered)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X       No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003:  Common Stock, $ 128,479,781.

The number of shares outstanding of the issuer’s common stock as of March 15, 2003:  Common Stock, 6,992,642 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 15, 2004, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The registrant hereby amends its Annual Report on the Form 10-K to include Exhibit 32.1, which was inadvertently omitted from the original filing of Form 10-K on March 15, 2004. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K, and other than providing the original Exhibit 32.1 this amendment does not modify or update in any way the disclosures in the original Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
By: /s/ Daniel L. Westrope
Daniel L. Westrope,
Senior Vice President and Chief Financial Officer
Date: March 19, 2004

STATE FINANCIAL SERVICES CORPORATION

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED December 31, 2003

Exhibit
Number              Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350*

32.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350

*The Company inadvertently omitted this certification from the original filing of the Annual Report on Form 10-K filed on March 15, 2004.