Form 10-Q
period 2004-03-31
STATE FINANCIAL SERVICES CORP
filed 2004-05-10
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

(414) 223-8400
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
Yes [X] No [ ]

As of May 7, 2004, there were 6,939,674 shares of Registrant's $0.10 Par Value Common Stock outstanding.

	FORM 10-Q
	STATE FINANCIAL SERVICES CORPORATION
	INDEX
	PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements. (Unaudited)
	Consolidated Statements of Financial Condition as of March 31, 2004 (unaudited) and December 31, 2003 (audited)	3
	Consolidated Statements of Income for the Three Months ended March 31, 2004 and March 31, 2003	4
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and March 31, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	15
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	16
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	16
Item 3.	Default Upon Senior Securities.	16
Item 4.	Submission of Matters to a Vote of Security Holders.	16
Item 5.	Other Information.	16
Item 6.	Exhibits and Reports on Form 8-K.	16
Signatures		17
Exhibit Index		18

Part I.   Financial Information
  Item 1.   Financial Statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Financial Condition
	March 31, 2004 (unaudited)	December 31, 2003 (audited)

Assets
Cash and due from banks	$49,195,008	$55,824,050
Interest-bearing bank balances	4,093,501	4,399,723
Federal funds sold	20,674,022	18,144,353
Cash and cash equivalents	73,962,531	78,368,126
Investment securities
Available-for-sale (at fair value)	424,247,663	397,061,108
Held-to-maturity (fair value of $788,759 - 2004 and $988,006 - 2003)	769,621	964,662
Loans (net of allowance for loan losses of $11,175,685-2004 and $10,706,350-2003)	869,552,665	863,323,685
Loans held for sale	20,252,226	1,900,438
Premises and equipment	33,018,532	32,918,853
Accrued interest receivable	5,586,398	5,246,660
Goodwill	37,646,354	37,626,045
Core deposit intangible	5,029,601	5,158,565
Bank owned life insurance	21,244,735	21,029,985
Other assets	10,398,307	9,331,295

Total Assets	$1,501,708,633	$1,452,929,422

Liabilities And Shareholders' Equity
Deposits:
Demand	172,637,609	180,872,397
Savings	254,829,393	253,202,071
Money market	242,583,034	233,003,329
Time deposits in excess of $100,000	153,065,742	126,127,203
Other time deposits	229,263,963	235,908,124

Total deposits	1,052,379,741	1,029,113,124

Federal Home Loan Bank advances	67,800,000	67,800,000
Notes payable	31,400,000	30,200,000
Trust preferred securities	30,000,000	15,000,000
Securities sold under agreements to repurchase	198,724,466	175,592,887
Federal funds purchased	-	-
Accrued expenses and other liabilities	7,601,136	21,071,418
Accrued interest payable	2,314,357	1,957,473

Total Liabilities	1,390,219,700	1,340,734,902

Shareholders' Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $0.10 par value; authorized-25,000,000 shares; issued 9,565,854 shares in 2004 and 9,527,489 shares in 2003, outstanding 6,938,014 shares in 2004 and 7,043,149 shares in 2003	956,585	952,749
Additional paid in capital	85,253,468	84,739,420
Retained earnings	65,396,389	63,152,966
Accumulated other comprehensive income	4,455,291	3,763,835
Unearned shares held by ESOP	(3,981,360)	(3,981,360)
Treasury Stock - 2,627,840 shares in 2004 and 2,484,340 in 2003	(40,591,440)	(36,433,090)

Total Shareholders' Equity	111,488,933	112,194,520

Total Liabilities And Shareholders' Equity	$1,501,708,633	$1,452,929,422

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,

	2004	2003

Interest income:
Loans	$12,863,766	$11,763,240
Investment securities:
Taxable	3,461,179	3,764,267
Tax-exempt	544,337	613,777
Federal funds sold and other short-term investments	48,145	20,219

Total interest income	16,917,427	16,161,503

Interest expense:
Deposits	3,185,396	3,381,852
Notes payable and other borrowings	2,103,648	1,740,880

Total interest expense	5,289,044	5,122,732

Net interest income	11,628,383	11,038,771

Provision for loan losses	600,000	600,000

Net interest income after provision for loan losses	11,028,383	10,438,771

Other income:
Service charges on deposit accounts	845,864	688,950
ATM and merchant service fees	215,063	691,608
Security commissions and management fees	173,139	93,388
Investment securities gains, net	219,380	55,196
Gain on sale of loans	412,586	1,323,771
Other	913,761	699,921

Total other income	2,779,793	3,552,834

Other expenses:
Salaries and employee benefits	4,366,611	5,116,069
Net occupancy expense	807,932	687,044
Equipment rentals, depreciation and maintenance	995,209	952,329
Data processing	594,159	529,721
Legal and professional	276,372	402,998
ATM and merchant services	75,523	461,006
Advertising	320,577	350,350
Other	1,594,988	1,532,296

Total other expenses	9,031,371	10,031,813

Income before income taxes	4,776,805	3,959,792
Income tax expense	1,535,051	1,107,638

Net income	$3,241,754	$2,852,154

Basic earnings per common share	$0.48	$0.43
Diluted earnings per common share	0.47	0.42
Dividends per common share	0.15	0.13

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$3,241,754	$2,852,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	600,000	600,000
Depreciation	737,000	698,342
Amortization of premiums and accretion of discounts on investment securities	138,255	380,973
Income from bank owned life insurance	(214,750)	(220,161)
Increase in accrued interest receivable	(339,738)	1,544,724
Increase (decrease) in accrued interest payable	356,884	(308,812)
Realized investment securities gains	(219,380)	(55,196)
Payment to Lakes Region Bancorp’s shareholders for acquisition	(13,416,729)	0
Other	(1,368,110)	(724,524)

Net cash provided by (used in) operating activities	(10,484,814)	4,767,500

Investing Activities
Proceeds from maturities or principal payments of investment securities held-to-maturity	195,000	100,000
Purchases of securities available-for-sale	(106,977,310)	(68,726,215)
Proceeds from maturities and sales of investment securities available-for-sale	80,919,577	103,469,256
Net increase in loans	(25,180,768)	(21,476,430)
Net purchases of premises and equipment	(836,679)	(529,853)
Net cash provided by (used in) investing activities	(51,880,180)	12,836,758

Financing Activities
Net (decrease) increase in deposits	23,266,617	(11,563,215)
Repayment of notes payable	(16,000,000)	(6,750,000)
Proceeds of notes payable	17,200,000	1,430,000
Proceeds from trust preferred securities offering	15,000,000	0
Increase in securities sold under agreements to repurchase	23,131,579	17,301,036
Repayment of Federal Home Loan Bank advances	0	(15,000,000)
Cash dividends	(998,331)	(862,080)
Repayment of federal funds purchased	0	(10,000,000)
Purchase of treasury stock	(4,158,350)	(92,000)
Proceeds from exercise of stock options	517,884	153,210

Net cash provided by (used in) financing activities	57,959,399	(25,383,049)

Decrease in cash and cash equivalents	(4,405,595)	(7,778,791)
Cash and cash equivalents at beginning of period	78,368,126	67,516,805

Cash and cash equivalents at end of period	$73,962,531	$59,738,014

Supplemental information:
Interest paid	$4,932,097	$5,431,544
Income taxes paid	575,000	(124,369)

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the "Company" or “State”) and its subsidiaries. The Company owns State Financial Bank, National Association (the “Bank”). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B - ACCOUNTING CHANGES

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, "Application of Accounting Principles to Loan Commitments" to advise registrants of the staff's view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, should not take into consideration the expected future cash flows related to the associated servicing of the future loan. The staff indicated its belief that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff noted that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to Accounting Principles Board (“APB”) Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by SFAS 107, SFAS 133 and Item 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk).

SAB 105 does not explicitly require banks that apply derivative accounting to their loan commitments to treat the loan commitments only as liabilities. Rather, the staff appears to be deferring to the Financial Accounting Standards Board (“FASB”) to address this aspect of the fair value issue in its loan commitment project.

The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures.

The issuance of SAB 105 should have no material impact on the Company as the loan commitments are generally not accounted for as derivatives.

In April 2003, the FASB issued SFAS 149, Amendment of SFAS 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition, the results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No 46 (“FIN 46”), which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The application of FIN 46 to any of the Company’s investments or interests has not had a material impact on the Company’s financial condition, results of operations, or liquidity.

NOTE C - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unearned ESOP shares. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities. The denominators for the earnings per share amounts are as follows:

	Three months ended

	March 31, 2004	March 31, 2003

Basic:
Weighted-average number of shares outstanding	7,027,777	6,949,965
Less: weighted-average number of unearned ESOP shares	(294,475)	(322,599)

Denominator for basic earnings per share	6,733,302	6,627,366

Fully diluted:
Denominator for basic earnings per share	6,733,302	6,627,366
Add: assumed conversion of stock options using treasury stock method	199,995	149,467

Denominator for fully diluted earnings per share	6,933,297	6,776,833

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended

	March 31, 2004	March 31, 2003

Net Income	$3,241,754	$2,852,154
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	824,817	(1,435,391)
Reclassification adjustment for realized gains (losses) included in net income, net of tax	(133,361)	(33,554)
Total comprehensive income	$3,933,210	$1,383,209

NOTE E - STOCK REPURCHASE PROGRAM

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock. As of March 31, 2004, 163,500 shares have been repurchased at an average price of $28.67 per share.

NOTE F - STOCK-BASED COMPENSATION

The Company follows APB Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company’s pro forma information regarding net income and net income per share has been determined as if these options had been accounted for since January 1, 1995, in accordance with the fair value method SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Schole’s option pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and March 31, 2003.

	Three months ended March 31,

	2004	2003

Expected life of options	4.93 years	6.75 years
Risk-free interest rate	3.5%	3.33%
Expected dividend yield	2.91%	2.6%
Expected volatility factor	38.93%	26.04%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is generally six months. The Company’s pro forma information is as follows:

	Three months ended March 31,

(Thousands, except per share data)	2004	2003

Net income, as reported	$3,242	$2,852
Compensation expense, net of taxes, as reported	2,968	3,550
Pro forma compensation expense in accordance with SFAS No. 123, net of tax	(3,057)	(3,582)

Pro forma net income	$3,153	$2,820

Net income per common share, as reported:
Basic	$0.48	$0.43
Diluted	$0.47	$0.42

Pro forma net income per common share:
Basic	$0.47	$0.43
Diluted	$0.45	$0.42

NOTE G – ACQUISITIONS

On December 6, 2003, the Company acquired Hawthorn Corporation (“Hawthorn”) and its wholly owned subsidiary Hawthorn Bank, Mundelein, Illinois. The Company purchased all of the outstanding common stock of Hawthorn for $6.4 million in cash. This “in-market” acquisition increased the Company’s share of the Illinois banking market. Hawthorn Bank has been merged into State Financial Bank, N.A.

On December 6, 2003, the Company also acquired Lakes Region Bancorp, Inc. (“Lakes Region”) and its wholly owned subsidiary Anchor Bank, Grayslake, Illinois. The Company purchased all of the outstanding common stock of Lakes Region for $13.4 million in cash. This “in-market” acquisition increased the Company’s share of the Illinois banking market. Anchor Bank has been merged into State Financial Bank, N.A.

Application of purchase accounting requires the inclusion of Hawthorn’s and Lake Region’s operating results in the consolidated statements of income from the date of acquisition. Accordingly, Hawthorn’s and Lakes Region’s operating results for the period January 1, 2004 through March 31, 2004 are included in the Company’s consolidated statement of income for three months ended March 31, 2004. Hawthorn’s and Lakes Region’s financial condition is included in the Company’s consolidated balance sheets dated March 31, 2004 and December 31, 2003.

On a pro forma basis, the Company’s total income, net income, basic and fully diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003, after giving effect to the acquisition of Hawthorn and Lakes Region as if they had occurred on January 1, 2003 are as follows (dollars in thousands):

	Three months ended March 31,

	2004	2003

Interest income	$16,917	$18,055
Interest expense	5,289	5,837

Net interest income	11,628	12,218
Provision for loan losses	600	636
Other income	2780	3,666
Other expense	9,031	11,188

Net income before tax	4,777	4,060
Income taxes	1,535	1,225

Net income	$3,242	$2,835

Basic earnings per share	$0.48	$0.43
Diluted earnings per share	$0.47	$0.42

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All significant accounting policies are presented in Note 1 to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments to the Company’s financial position and results of operations, and therefore, is its most important critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of management’s discussion.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the Company is required to perform annual impairment tests of its goodwill and intangible assets and more frequently in certain circumstances. The Company has elected to test for goodwill impairment in the fourth quarter of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $37.6 million at March 31, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Changes in Financial Condition

At March 31, 2004 and December 31, 2003, the Company’s total assets were $1.5 billion. During the first quarter of 2004, significant uses of funds by the Company consisted of a $25.2 million increase in loans receivable, $25.9 million net increase in investment securities, $10.5 million decrease in net cash provided by operating activities, $4.2 million purchase of treasury stock, $998 thousand in payment of cash dividends, and $837 thousand in net purchases of premises and equipment. Funding sources for the first quarter of 2004 came from a $23.3 million increase in deposits, $23.1 million increase in securities sold under agreement to repurchase, $15.0 million in proceeds from trust preferred securities offering, $1.2 million net increase in notes payable, and $518 thousand in proceeds from the exercise of stock options.

Asset Quality

At March 31, 2004, the Company’s non-performing assets were $15.2 million, a decrease of $644 thousand from December 31, 2003 primarily due to a decrease of $903 thousand in non-accrual loans offset by a $259 thousand increase in other real estate owned. One large parcel of real property with a carrying value of $5.2 million in other real estate owned is expected to sell in 2004 at a price resulting in no loss to State. Total non-performing assets as a percentage of total assets were 1.01% at March 31, 2004 and 1.09% at December 31, 2003. As a percentage of total loans outstanding, the level of non-performing loans was 1.05% at March 31, 2004 compared to 1.18% at December 31, 2003. This percentage decrease was due to the decrease in non-performing loans and the increase in average loans outstanding.

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

	Mar. 31 2004	Dec. 31 2003	Sep. 30 2003	Jun. 30 2003	Mar. 31 2003

Non-accrual loans	$9,429	$10,332	$10,993	$10,731	$13,649
Accruing loans past due 90 days or more	-	-	-	-	-
Restructured loans	-	-	-	-	-

Total non-performing and restructured loans	9,429	10,332	10,993	10,731	13,649
Other real estate owned	5,742	5,483	5,381	371	346

Total non-performing assets	$15,171	$15,815	$16,374	$11,102	$13,995

Ratios:
Non-performing loans to total loans	1.05%	1.18%	1.40%	1.34%	1.78%
Allowance to total loans	1.24	1.22	1.32	1.23	1.22
Allowance to non-performing loans	118.53	103.62	94.29	91.50	68.18
Non-performing assets to total assets	1.01	1.09	1.24	0.84	1.08

Allowance for Loan Losses and Net Charge-offs

Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2004, the Allowance was $11.2 million, an increase of $470 thousand from the balance at December 31, 2003. The Allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, particularly during a weak economic period. As of March 31, 2004 and December 31, 2003 commercial and commercial real estate loans made up 73% of the total loan portfolio. As the commercial loan portfolio has grown in size, the complexity of the commercial relationship has also increased.

As a percentage of total loans outstanding, the Allowance was 1.24% at March 31, 2004 compared to 1.22% at December 31, 2003. The determination of Allowance adequacy is based upon on-going evaluations of the Company’s loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the “Bank”), and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considered the Allowance adequate to recognize the risk inherent in the loan portfolio at March 31, 2004.

The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended March. 31, 2004	Year ended Dec. 31, 2003

Balance at beginning of period	$10,706	$8,805
Charge-offs:
Commercial	33	727
Real estate mortgage	109	712
Installment	33	390
Other	4	31
Total charge-offs	179	1,860
Recoveries:
Commercial	25	121
Real estate mortgage	16	18
Installment	7	75
Other	1	3
Total recoveries	49	217

Net charge-offs	130	1,643
Balance of acquired allowance at date of acquisitions	0	919

Additions charged to operations	600	2,625

Balance at end of period	$11,176	$10,706

Ratios:
Net charge-offs to average loans outstanding[1]	0.06%	0.21%
Net charge-offs to total allowance[1]	4.65	15.35
Allowance to period end loans outstanding	1.24	1.22

1.Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended March 31, 2004 and March 31, 2003.

General

For the quarter ended March 31, 2004, the Company reported net income of $3.2 million and net income per share on a fully diluted basis of $0.47, compared to net income of $2.9 million and net income per share on a fully diluted basis of $0.42 reported for the quarter ended March 31, 2003.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended March 31, 2004 and March 31, 2003 (dollars in thousands):

	Three months ended March 31, 2004			Three months ended March 31, 2003

	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4

Assets
Interest-earning assets:
Loans123	$885,740	$12,873	5.85%	$746,029	$11,782	6.40%
Taxable investment securities	341,282	3,432	4.04%	335,662	3,754	4.54%
Tax-exempt investment securities3	57,469	837	5.86%	64,534	944	5.93%
Interest-earnings deposits	9,977	29	1.18%	1,706	10	2.36%
Federal funds sold	19,554	48	0.99%	7,424	20	1.10%

Total interest-earning assets	1,314,022	17,219	5.27%	1,155,355	16,510	5.79%
Non-interest-earnings assets:
Cash and due from banks	49,299			43,608
Premises and equipment, net	32,930			27,856
Other assets	79,461			61,717
Less: Allowance for loan losses	(10,917)			(9,028)

Total	$1,464,795			$1,279,508

Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$120,192	$78	0.26%	$104,504	$99	0.39%
Money market accounts	235,132	602	1.03%	214,622	646	1.22%
Savings deposits	135,600	134	0.40%	125,711	206	0.66%
Time deposits	366,473	2,371	2.60%	322,697	2,431	3.05%
Notes payable	58,327	530	3.65%	30,104	272	3.66%
FHLB borrowings	67,800	789	4.68%	77,956	785	4.08%
Federal funds purchased	2,481	12	1.95%	2,156	9	1.69%
Securities sold under agreement to repurchase	186,355	773	1.67%	129,945	675	2.11%

Total interest-bearing liabilities	1,172,360	5,289	1.81%	1,007,695	5,123	2.06%
Non-interest-bearings liabilities:
Demand deposits	168,469			154,619
Other	10,157			10,956

Total liabilities	1,350,986			1,173,270

Stockholders’ equity	113,809			106,238

Total	$1,464,795			$1,279,508

Net interest earning and interest rate spread		$11,930	3.46%		$11,387	3.73%

Net yield on interest-earning assets			3.65%			4.00%

    1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees, which are not material in amount.

3. In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2004 and March 31, 2003.

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

	Three months ended March 31,
	2004	2003

(A) Interest income (GAAP)	$16,917	$16,162
Taxable equivalent adjustment-loans	9	18
Taxable equivalent adjustment-Tax-exempt securities	293	330

Interest income-FTE	17,219	16,510
(B) Interest expense (GAAP)	5,289	5,123
(C) Net interest income (GAAP) (A minus B)	11,628	11,039

Net interest income-FTE	11,930	11,387
(D) Net interest margin (GAAP)	3.56%	3.87%
Net interest margin-FTE	3.65%	4.00%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

    4. Annualized.

For the quarter ended March 31, 2004, the Company reported taxable-equivalent net interest income of $11.9 million, an increase of $543 thousand, or 4.8%, from the $11.4 million reported for the quarter ended March 31, 2003. This increase reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.65% in the first quarter of 2004 from 4.00% in the first quarter of 2003.

The Company’s taxable-equivalent total interest income increased $709 thousand for the quarter ended March 31, 2004 compared to the same period of 2003 due to the increase in average loans outstanding, partially offset by a lower rate environment. Average loans outstanding increased by $139.7 million, or 18.7%, in the first quarter of 2004 over the first quarter of 2003. For the quarter ended March 31, 2004, the taxable-equivalent yield on interest-earning assets was 5.27% compared to 5.79% for the quarter ended March 31, 2003. The first quarter 2004 loan yield was 5.85% compared to 6.40% in the first quarter of 2003. The Company also experienced declines in the yields earned on its investment securities as cash flows from maturities and repayments were reinvested at the prevailing lower rates. For the quarter ended March 31, 2004, the yield earned on taxable investment securities decreased to 4.04% from 4.54% for the quarter ended March 31, 2003. The taxable equivalent yields earned on tax-exempt investment securities decreased to 5.86% for the quarter ended March 31, 2004 from 5.93% for the quarter ended March 31, 2003. The decline in these yields for the first quarter of 2004 compared to the first quarter of 2003 is the result of matured or repaid securities replaced by lower yielding securities in a lower interest rate environment.

The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.81% for the first quarter of 2004 from 2.06% for the first quarter of 2003. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the first quarter of 2004, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 26.9% of the Company’s interest-bearing liabilities compared to 23.8% in the first quarter 2003 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

The provision for loan losses was $600 thousand in the first quarter of 2004 and the first quarter of 2003. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily concentrated in the commercial and commercial real estate loan categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans.

Other Income

Total other income decreased $773 thousand in the first quarter of 2004 over the first quarter of 2003. The decrease was the result of decreases primarily in gains on sale of residential mortgage loans and automated teller machine ("ATM") and merchant services These decreases were offset by increases in service charges on deposit accounts, security commissions and management fees, investment securities gains, and other income. Service charges on deposit accounts increased $157 thousand due to increased fees on business accounts. ATM and merchant services decreased $477 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003. Investment security gains increased $164 thousand. Gains on sale of residential mortgage loans decreased $911 thousand due to decreased refinancing activity on residential mortgages. Other income increased $214 thousand due to increases in check commissions and gain on sale of mortgage servicing rights.

Other Expenses

Other expenses decreased $1.0 million in the first quarter of 2004 over the first quarter of 2003. The decrease was due to decreases in personnel costs, legal and professional fees, ATM and merchant services, and advertising. These decreases were offset by increases in net occupancy and equipment expense, data processing, and other expense. Personnel costs decreased $749 thousand partially due to decreased sales commissions as a result of the decreased volume of refinancing activity on residential mortgages and lower staffing levels offset by the acquisition of Anchor Bank Hawthorn Bank. Net occupancy and equipment expense increased $164 thousand and data processing increased $64 thousand. Both increases are mainly due to the three additional locations as a result of the acquisitions in December 2003. Legal and professional expense decreased $127 thousand. ATM and merchant services decreased $385 thousand mainly due to the sale of the merchant credit card processing business during the second quarter of 2003.

Income Taxes

The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the three months ended March 31, 2004 was 32.1% compared to 28.0% for the three months ended March 31, 2003. Provisions for income tax were $1.5 million for the first quarter of 2004 compared to $1.1 million for the first quarter of 2003.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $74.0 million and $78.4 million at March 31, 2004 and December 31, 2003, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2004 (dollars in thousands):

	Actual		Regulatory Minimum Requirement		Regulatory Well-capitalized Requirement

	Amount	Percent	Amount	Percent	Amount	Percent

Tier 1 leverage	$94,281	6.6%	$56,852	4.0%	$71,065	5.0%
Tier 1 risk-based capital	$94,281	8.8%	$42,946	4.0%	$64,419	6.0%
Risk-based capital	$119,456	11.1%	$85,892	8.0%	$107,365	10.0%

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

The Company designated the current interest swap outstanding as a fair value hedge of an existing loan that qualifies for “short-cut” treatment.   Accordingly, the Company does not anticipate ineffectiveness arising from differences between the fair value of the loan and the fair value of the swap.

The following table summarizes the Company’s fair value hedges at March 31, 2004 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)

Fixed Rate Loan	Receive Variable Swap	$3,947	$4,077	8.75

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2003 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

Certain matters discussed in this Report are “forward-looking statements” that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements generally will include words such as “believes,” “anticipates,” “expects,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made as of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Assumptions regarding interest rate sensitivity of some deposits also require significant judgment based on historical patterns relative to the industry and the Company’s own experience. Actual sensitivity may vary from the assumptions made, and have an impact on the Company’s net interest margin.

Part II.   Other Information

Item 1. Legal Proceedings.

From time to time, the Company and the Bank, are party to legal proceedings arising out of their general lending activities and other operations. Currently there are no material proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1, 2004 - January 31, 2004	0	$0	0	328,000
February 1, 2004 – February 29, 2004	51,500	$27.87	51,500	276,500
March 1, 2004 - March 31, 2004	92,000	$29.60	92,000	184,500

Total	143,500	$28.98	143,500	184,500

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock in open market or privately negotiated transactions. Through March 31, 2004, 163,500 shares had been repurchased at an average price of $28.67 per share, and the Company had authority to repurchase approximately 184,500 additional shares under this authorization.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1   Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2   Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1   Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated January 26, 2004, furnishing under Item 12 the Company’s press release dated January 20, 2004, with respect to financial results for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
(Registrant)

Date: May 10, 2004   By /s/ Michael J. Falbo
    Michael J. Falbo
    President and Chief Executive Officer

Date: May 10, 2004   By /s/ Daniel L. Westrope
    Daniel L. Westrope
    Senior Vice President and
Chief Financial Officer

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended March 31, 2004

Exhibit Number

31.1       Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2       Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

    32.1   Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.