Form 10-Q
period 2004-06-30
STATE FINANCIAL SERVICES CORP
filed 2004-08-09
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [X] No [ ]

As of August 6, 2004, there were 6,889,253 shares of Registrant's $0.10 Par Value Common Stock outstanding.

	FORM 10-Q
	STATE FINANCIAL SERVICES CORPORATION
	INDEX
	PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements. (Unaudited)
	Consolidated Statements of Financial Condition as of June 30, 2004 (unaudited) and December 31, 2003 (audited)	3
	Consolidated Statements of Income for the Three Months ended June 30, 2004 and June 30, 2003	4
	Consolidated Statements of Income for the Six Months ended June 30, 2004 and June 30, 2003	5
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and June 30, 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	20
Item 3.	Default Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	20
Item 6.	Exhibits and Reports on Form 8-K.	20
Signatures		22
Exhibit Index		23

Part I.   Financial Information
Item 1.   Financial Statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Financial Condition
	June 30, 2004 (unaudited)	December 31, 2003 (audited)

Assets
Cash and due from banks	$60,675,756	$55,824,050
Interest-bearing bank balances	4,605,989	4,399,723
Federal funds sold	9,451,521	18,144,353
Cash and cash equivalents	74,733,266	78,368,126
Investment securities
Available-for-sale (at fair value)	538,139,392	397,061,108
Held-to-maturity (fair value of $697,395 - 2004 and $988,006 - 2003)	684,639	964,662
Loans (net of allowance for loan losses of $11,803,467-2004 and $10,706,350-2003)	880,892,266	863,323,685
Loans held for sale	3,393,403	1,900,438
Premises and equipment	33,180,006	32,918,853
Accrued interest receivable	5,708,824	5,246,660
Goodwill	37,646,354	37,626,045
Core deposit intangible	4,900,637	5,158,565
Bank owned life insurance	21,468,078	21,029,985
Other assets	5,132,114	9,331,295

Total Assets	$1,605,878,979	$1,452,929,422

Liabilities And Shareholders' Equity
Deposits:
Demand	179,505,191	180,872,397
Savings	264,726,008	253,202,071
Money market	251,869,875	233,003,329
Time deposits in excess of $100,000	150,585,564	126,127,203
Other time deposits	220,073,818	235,908,124

Total deposits	1,066,760,456	1,029,113,124

Federal Home Loan Bank advances	67,800,000	67,800,000
Notes payable	31,500,000	30,200,000
Trust preferred securities	30,000,000	15,000,000
Securities sold under agreements to repurchase	294,407,908	175,592,887
Federal funds purchased	-	-
Accrued expenses and other liabilities	3,611,315	21,071,418
Accrued interest payable	2,326,372	1,957,473

Total Liabilities	1,496,406,051	1,340,734,902

Shareholders' Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $0.10 par value; authorized-25,000,000 shares; issued 9,569,378 shares in 2004 and 9,527,489 shares in 2003, outstanding 6,941,538 shares in 2004 and 7,043,149 shares in 2003	956,938	952,749
Additional paid in capital	85,302,983	84,739,420
Retained earnings	67,834,747	63,152,966
Accumulated other comprehensive income	(48,940)	3,763,835
Unearned shares held by ESOP	(3,981,360)	(3,981,360)
Treasury Stock - 2,627,840 shares in 2004 and 2,484,340 in 2003	(40,591,440)	(36,433,090)

Total Shareholders' Equity	109,472,928	112,194,520

Total Liabilities And Shareholders' Equity	$1,605,878,979	$1,452,929,422

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,

	2004	2003

Interest income:
Loans	$12,917,564	$11,901,126
Investment securities:
Taxable	3,867,596	3,269,171
Tax-exempt	548,895	572,049
Federal funds sold and other short-term investments	28,729	41,847

Total interest income	17,362,784	15,784,193

Interest expense:
Deposits	3,787,688	3,394,689
Notes payable and other borrowings	1,523,524	1,563,119

Total interest expense	5,311,212	4,957,808

Net interest income	12,051,572	10,826,385

Provision for loan losses	600,000	825,000

Net interest income after provision for loan losses	11,451,572	10,001,385

Other income:
Service charges on deposit accounts	766,586	680,540
ATM and merchant service fees	259,070	759,238
Security commissions and management fees	192,659	101,923
Investment securities gains, net	198,899	80,274
Gain on sale of loans	516,824	1,323,429
Gain on sale of merchant processing	-	1,300,000
Other	1,041,218	1,056,222

Total other income	2,975,256	5,301,626

Other expenses:
Salaries and employee benefits	4,520,763	5,023,928
Net occupancy expense	762,237	702,127
Equipment rentals, depreciation and maintenance	1,070,919	1,004,452
Data processing	598,693	540,012
Legal and professional	198,517	411,188
ATM and merchant services	68,370	504,430
Advertising	329,424	267,567
Provision for merchant chargebacks	-	300,000
Merchant processing exit fee	-	150,000
Efficiency consulting expense	-	570,000
Severance charges	-	180,114
Other	1,813,638	1,450,540

Total other expenses	9,362,561	11,104,358

Income before income taxes	5,064,267	4,198,653
Income tax expense	1,626,895	1,162,008

Net income	$3,437,372	$3,036,645

Basic earnings per common share	$0.52	$0.46
Diluted earnings per common share	0.50	0.44
Dividends per common share	0.15	0.13

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Six Months Ended June 30,

	2004	2003

Interest income:
Loans	$25,781,330	$23,664,366
Investment securities:
Taxable	7,328,775	7,033,438
Tax-exempt	1,093,232	1,185,826
Federal funds sold and other short-term investments	76,874	62,066

Total interest income	34,280,211	31,945,696

Interest expense:
Deposits	6,507,236	6,589,250
Notes payable and other borrowings	4,093,020	3,491,290

Total interest expense	10,600,256	10,080,540

Net interest income	23,679,955	21,865,156

Provision for loan losses	1,200,000	1,425,000

Net interest income after provision for loan losses	22,479,955	20,440,156

Other income:
Service charges on deposit accounts	1,629,106	1,379,880
ATM and merchant service fees	474,133	1,450,846
Security commissions and management fees	365,798	195,311
Investment securities gains, net	418,279	135,470
Gain on sale of loans	929,410	2,647,200
Gain on sale of merchant processing	-	1,300,000
Other	1,902,177	1,745,753

Total other income	5,718,903	8,854,460

Other expenses:
Salaries and employee benefits	8,887,374	10,139,997
Net occupancy expense	1,534,023	1,389,171
Equipment rentals, depreciation and maintenance	2,066,128	1,956,781
Data processing	1,192,852	1,069,733
Legal and professional	603,376	814,186
ATM and merchant services	143,893	965,436
Advertising	650,001	617,917
Provision for merchant chargebacks	-	300,000
Merchant processing exit fee	-	150,000
Efficiency consulting expense	-	570,000
Severance charges	-	180,114
Other	3,280,139	2,982,836

Total other expenses	18,357,786	21,136,171

Income before income taxes	9,841,072	8,158,445
Income tax expense	3,161,946	2,269,646

Net income	$6,679,126	$5,888,799

Basic earnings per common share	$1.00	$0.89
Diluted earnings per common share	0.97	0.87
Dividends per common share	0.30	0.26

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2004	2003
Operating Activities
Net income	$6,679,126	$5,888,799
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,200,000	1,425,000
Depreciation	1,503,488	1,398,325
Amortization of premiums and accretion of discounts on investment securities	337,675	742,192
Income from bank owned life insurance	(438,093)	(309,756)
Decrease (increase) in accrued interest receivable	(462,164)	2,190,551
Increase (decrease) in accrued interest payable	368,899	(301,814)
Realized investment securities gains	(418,279)	(135,470)
Payment to Lakes Region Bancorp’s shareholders for acquisition	(13,416,729)	0
Other	2,357,580	(285,397)

Net cash provided by (used in) operating activities	(2,288,497)	10,612,430

Investing Activities
Proceeds from maturities or principal payments of investment securities held-to-maturity	280,000	190,000
Purchases of securities available-for-sale	(390,394,283)	(366,371,246)
Proceeds from maturities and sales of investment securities available-for-sale	243,619,695	415,763,291
Net increase in loans	(20,261,546)	(55,548,829)
Net purchases of premises and equipment	(1,764,641)	(1,024,755)
Net cash provided by (used in) investing activities	(168,520,775)	(6,991,539)

Financing Activities
Net (decrease) increase in deposits	37,647,332	(15,430,654)
Repayment of notes payable	(19,000,000)	(6,750,000)
Proceeds of notes payable	20,300,000	5,230,000
Proceeds from trust preferred securities offering	15,000,000	0
Increase in securities sold under agreements to repurchase	118,815,021	27,100,876
Repayment of Federal Home Loan Bank advances	0	(15,000,000)
Cash dividends	(1,997,345)	(1,729,211)
Repayment of federal funds purchased	0	500,000
Purchase of treasury stock	(4,158,350)	(92,000)
Proceeds from exercise of stock options	567,754	661,410

Net cash provided by (used in) financing activities	167,174,412	(5,509,579)

Decrease in cash and cash equivalents	(3,634,860)	(1,888,688)
Cash and cash equivalents at beginning of period	78,368,126	67,516,805

Cash and cash equivalents at end of period	$74,733,266	$65,628,117

Supplemental information:
Interest paid	$10,231,357	$10,403,267
Income taxes paid	4,161,843	2,618,092

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2004

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

NOTE B - ACCOUNTING CHANGES

On March 9, 2004, the SEC issued Staff Accounting Bulletin (“SAB”) 105, "Application of Accounting Principles to Loan Commitments" to advise registrants of the staff's view that fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, should not take into consideration the expected future cash flows related to the associated servicing of the future loan. The staff indicated its belief that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff noted that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

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

The issuance of SAB 105 has not had a material impact on the Company as the loan commitments are generally not accounted for as derivatives.

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

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Basic:
Weighted-average number of shares outstanding	6,939,809	6,970,527	6,983,792	6,960,303
Less: weighted-average number of unearned ESOP shares	(281,288)	(322,599)	(287,881)	(322,599)

Denominator for basic earnings per share	6,658,521	6,647,928	6,695,911	6,637,704

Fully diluted:
Denominator for basic earnings per share	6,658,521	6,647,928	6,695,911	6,637,704
Add: assumed conversion of stock options using treasury stock method	196,396	196,709	200,825	160,764

Denominator for fully diluted earnings per share	6,854,917	6,844,637	6,896,736	6,798,468

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net Income	$3,437,372	$3,036,645	$6,679,126	$5,888,799
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	(4,383,320)	907,277	(3,558,503)	(528,115)
Reclassification adjustment for realized gains included in net income, net of tax	(120,911)	(48,799)	(254,272)	(82,352)

Total comprehensive income (loss)	$(1,066,859)	$3,895,123	$2,866,351	$5,278,332

NOTE E - STOCK REPURCHASE PROGRAM

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock. As of June 30, 2004, 163,500 shares have been repurchased at an average price of $28.67 per share.

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

In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Schole’s option pricing model with the following weighted average assumptions for the six months ended June 30, 2004 and June 30, 2003.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Expected life of options	2.706 years	6.75 years	2.706 years	6.75 years
Risk-free interest rate	2.90%	3.80%	2.90%	3.60%
Expected dividend yield	2.07%	2.2%	2.07%	2.2%
Expected volatility factor	38.79%	26.40%	38.79%	26.40%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is generally six months. The Company’s pro forma information is as follows:

	Three months ended June 30,		Six months ended June 30,

(Thousands, except per share data)	2004	2003	2004	2003

Net income, as reported	$3,437	$3,037	$6,679	$5,889
Compensation expense, net of taxes, as reported	3,068	3,634	6,032	7,319
Pro forma compensation expense in accordance with SFAS No. 123, net of tax	(3,157)	(3,686)	(6,211)	(7,403)
Pro forma net income	$3,348	$2,985	$6,500	$5,805

Net income per common share, as reported:
Basic	$0.52	$0.46	$1.00	$0.89
Diluted	$0.50	$0.44	$0.97	$0.87

Pro forma net income per common share:
Basic	$0.50	$0.45	$0.97	$0.87
Diluted	$0.49	$0.44	$0.94	$0.85

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

Application of purchase accounting requires the inclusion of Hawthorn’s and Lake Region’s operating results in the consolidated statements of income from the date of acquisition. Accordingly, Hawthorn’s and Lakes Region’s operating results for the period January 1, 2004 through June 30, 2004 are included in the Company’s consolidated statements of income for three and six months ended June 30, 2004. Hawthorn’s and Lakes Region’s financial condition is included in the Company’s consolidated statements of financial condition as of June 30, 2004 and December 31, 2003.

On a pro forma basis, the Company’s total income, net income, basic and fully diluted earnings per share for the three and six months ended June 30, 2004 and June 30, 2003, after giving effect to the acquisition of Hawthorn and Lakes Region as if they had occurred on January 1, 2003 are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Interest income	$17,363	$17,733	$34,280	$35,788
Interest expense	5,311	5,665	10,600	11,502

Net interest income	12,052	12,068	23,680	24,286
Provision for loan losses	600	861	1,200	1,497
Other income	2,975	5,420	5,719	9,086
Other expense	9,363	12,240	18,358	23,428

Net income before tax	5,064	4,387	9,841	8,447
Income taxes	1,627	1,485	3,162	2,710

Net income	$3,437	2,902	$6,679	$5,737

Basic earnings per share	$0.52	$0.44	$1.00	$0.86
Diluted earnings per share	$0.50	$0.42	$0.97	$0.84

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

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments to the Company’s financial position and results of operations, and therefore, is its most important critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statements of financial condition. Note 1 to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of management’s discussion.

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

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $37.6 million at June 30, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Changes in Financial Condition

The Company’s total assets were $1.6 billion at June 30, 2004 and $1.5 billion at December 31, 2003. During the first half of 2004, significant uses of funds by the Company consisted of a $20.3 million increase in loans, $146.5 million net increase in investment securities, $2.3 million decrease in net cash provided by operating activities, $4.2 million purchase of treasury stock, $2.0 million in payment of cash dividends, and $1.8 million in net purchases of premises and equipment. Funding sources for the first half of 2004 came from a $37.6 million increase in deposits, $118.8 million increase in securities sold under agreement to repurchase, $15.0 million in proceeds from trust preferred securities offering, $1.3 million net increase in notes payable, and $568 thousand in proceeds from the exercise of stock options.

Asset Quality

At June 30, 2004, the Company’s non-performing assets were $9.4 million, a decrease of $6.4 million from December 31, 2003 primarily due to a decrease of $4.5 million in other real estate owned and $1.9 million in non-accrual loans. The decrease in other real estate owned was mainly due to the sale of one large parcel of real property with a carrying value of $5.2 million which closed during the second quarter of 2004 at a price resulting in a gain to State of approximately $300 thousand. Total non-performing assets as a percentage of total assets were 0.59% at June 30, 2004 and 1.09% at December 31, 2003. As a percentage of total loans outstanding, the level of non-performing loans was 0.94% at June 30, 2004 compared to 1.18% at December 31, 2003. This percentage decrease was due to the decrease in non-performing loans and the increase in average loans outstanding.

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

	Jun. 30 2004	Mar. 31 2004	Dec. 31 2003	Sep. 30 2003	Jun. 30 2003

Non-accrual loans	$8,729	$9,429	$10,332	$10,993	$10,731
Accruing loans past due 90 days or more	-	-	-	-	-
Restructured loans	-	-	-	-	-

Total non-performing and restructured loans	8,729	9,429	10,332	10,993	10,731
Other real estate owned	988	5,742	5,483	5,381	371

Total non-performing assets	$9,416	$15,171	$15,815	$16,374	$11,102

Ratios:
Non-performing loans to total loans	0.97%	1.05%	1.18%	1.40%	1.34%
Allowance to total loans	1.32	1.24	1.22	1.32	1.23
Allowance to non-performing loans	135.22	118.53	103.62	94.29	91.50
Non-performing assets to total assets	0.61	1.01	1.09	1.24	0.84

Allowance for Loan Losses and Net Charge-offs

Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2004, the Allowance was $11.8 million, an increase of $1.1 million from the balance at December 31, 2003. The Allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, particularly during a weak economic period. As of June 30, 2004 and December 31, 2003 commercial and commercial real estate loans made up 77% of the total loan portfolio. As the commercial loan portfolio has grown in size, the complexity of the commercial relationship has also increased.

As a percentage of total loans outstanding, the Allowance was 1.32% at June 30, 2004 compared to 1.22% at December 31, 2003. The determination of Allowance adequacy is based upon on-going evaluations of the Company’s loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the “Bank”), and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considered the Allowance adequate to recognize the risk inherent in the loan portfolio at June 30, 2004.

The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

	Six months ended June. 30, 2004	Year ended Dec. 31, 2003

Balance at beginning of period	$10,706	$8,805
Charge-offs:
Commercial	58	727
Real estate mortgage	205	712
Installment	153	390
Other	9	31

Total charge-offs	424	1,860
Recoveries:
Commercial	151	121
Real estate mortgage	145	18
Installment	24	75
Other	1	3

Total recoveries	321	217

Net charge-offs	103	1,643
Balance of acquired allowance at date of acquisitions	0	919

Additions charged to operations	1,200	2,625

Balance at end of period	$11,803	$10,706

Ratios:
Net charge-offs to average loans outstanding[1]	0.02%	0.21%
Net charge-offs to total allowance[1]	1.75	15.35
Allowance to period end loans outstanding	1.32	1.22

1.Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended June 30, 2004 and June 30, 2003.

General

For the quarter ended June 30, 2004, the Company reported net income of $3.4 million and net income per share on a fully diluted basis of $0.50, compared to net income of $3.0 million and net income per share on a fully diluted basis of $0.44 reported for the quarter ended June 30, 2003.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended June 30, 2004 and June 30, 2003 (dollars in thousands):

	Three months ended June 30, 2004			Three months ended June 30, 2003

	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4

Assets
Interest-earning assets:
Loans123	$894,760	$12,926	5.81%	$777,927	$11,911	6.14%
Taxable investment securities	402,267	3,852	3.85%	365,900	3,260	3.57%
Tax-exempt investment securities3	57,647	844	5.89%	61,084	880	5.78%
Interest-earnings deposits	5,694	16	1.09%	3,060	10	1.31%
Federal funds sold	14,136	29	0.82%	15,677	42	1.07%

Total interest-earning assets	1,374,504	17,667	5.17%	1,223,648	16,103	5.28%
Non-interest-earnings assets:
Cash and due from banks	56,998			24,117
Premises and equipment, net	33,249			27,486
Other assets	78,932			60,331
Less: Allowance for loan losses	(11,385)			(9,495)

Total	$1,532,298			$1,326,087

Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$123,732	$85	0.28%	$126,191	$125	0.40%
Money market accounts	249,421	713	1.15%	212,339	593	1.12%
Savings deposits	135,692	134	0.40%	129,455	155	0.48%
Time deposits	378,538	2,390	2.54%	319,998	2,334	2.93%
Notes payable	62,247	579	3.74%	27,480	275	4.01%
FHLB borrowings	67,800	788	4.67%	77,400	784	4.06%
Federal funds purchased	2,452	8	1.31%	923	4	1.74%
Securities sold under agreement to repurchase	216,807	614	1.14%	156,006	688	1.77%

Total interest-bearing liabilities	1,236,689	5,311	1.73%	1,049,792	4,958	1.89%
Non-interest-bearings liabilities:
Demand deposits	178,119			158,704
Other	6,096			8,475

Total liabilities	1,420,904			1,216,971

Stockholders’ equity	111,394			109,116

Total	$1,532,298			$1,326,087

Net interest earning and interest rate spread		$12,356	3.44%		$11,145	3.39%

Net yield on interest-earning assets			3.62%			3.65%

1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees, which are not material in amount.

3. Tax equivalent adjusted

4. Annualized.

In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended June 30, 2004 and June 30, 2003.

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

	Three months ended June 30,

	2004	2003

(A) Interest income (GAAP)	$17,363	$15,784
Taxable equivalent adjustment-loans	9	10
Taxable equivalent adjustment-Tax-exempt securities	295	309

Interest income-FTE	17,667	16,103
(B) Interest expense (GAAP)	5,311	4,958
(C) Net interest income (GAAP) (A minus B)	12,052	10,826

Net interest income-FTE	12,356	11,145
(D) Net interest margin (GAAP)(annualized)	3.52%	3.55%
Net interest margin-FTE (annualized)	3.62%	3.65%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

For the quarter ended June 30, 2004, the Company reported taxable-equivalent net interest income of $12.4 million, an increase of $1.2 million, or 10.9%, from the $11.1 million reported for the quarter ended June 30, 2003. This increase reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.62% in the second quarter of 2004 from 3.65% in the second quarter of 2003.

The Company’s taxable-equivalent total interest income increased $1.6 million for the quarter ended June 30, 2004 compared to the same period of 2003 due to the increase in average loans outstanding, partially offset by a lower rate environment. Average loans outstanding increased by $116.8 million, or 15.0%, in the second quarter of 2004 over the second quarter of 2003. For the quarter ended June 30, 2004, the taxable-equivalent yield on interest-earning assets was 5.17% compared to 5.28% for the quarter ended June 30, 2003. The second quarter 2004 loan yield was 5.81% compared to 6.14% in the second quarter of 2003. The Company experienced increased yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher rates. For the quarter ended June 30, 2004, the yield earned on taxable investment securities increased to 3.85% from 3.57% for the quarter ended June 30, 2003. The taxable equivalent yields earned on tax-exempt investment securities increased to 5.89% for the quarter ended June 30, 2004 from 5.78% for the quarter ended June 30, 2003. The increase in these yields for the second quarter of 2004 compared to the second quarter of 2003 is the result of matured or repaid securities replaced by higher yielding securities in a higher interest rate environment.

The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.73% for the second quarter of 2004 from 1.89% for the second quarter of 2003. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the second quarter of 2004, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 28.2% of the Company’s interest-bearing liabilities compared to 24.9% in the second quarter 2003 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

The provision for loan losses was $600 thousand in the second quarter of 2004 and $825 in the second quarter of 2003. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily concentrated in the commercial and commercial real estate loan categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans.

Other Income

Total other income decreased $2.3 million in the second quarter of 2004 over the second quarter of 2003. The decrease was the result of a $1.3 million gain in the second quarter 2003 on the sale of the merchant credit card processing business, a decrease of $807 thousand in gains on the sale of mortgage loans due to decreased refinancing activity, and a decrease of $500 thousand in automated teller machine (“ATM”) and merchant services due to the sale of the merchant processing business. The decreases were offset by increases in service charges on deposit accounts, security commissions and management fees, and investment securities gains.

Other Expenses

Other expenses decreased $1.7 million in the second quarter of 2004 over the second quarter of 2003. The decrease was due to non-recurring expenses in the second quarter 2003 of $450 thousand related to the sale of the merchant credit card processing business, efficiency consulting expense of $570 thousand, and severance charges of $180 thousand. The decrease was also the result of decreases in personnel costs, legal and professional fees, and ATM and merchant services. These decreases were offset by increases in net occupancy and equipment expense, data processing, advertising and other expense. Personnel costs decreased $503 thousand partially due to decreased sales commissions as a result of the decreased volume of refinancing activity on residential mortgages and lower staffing levels offset by the acquisition of Anchor Bank and Hawthorn Bank. Net occupancy and equipment expense increased $127 thousand and data processing increased $59 thousand. Both increases are mainly due to the three additional locations as a result of the acquisitions in December 2003. Legal and professional expense decreased $213 thousand. ATM and merchant services decreased $436 thousand mainly due to the sale of the merchant credit card processing business. Other expense increased $363 thousand mainly due to increased amortization of core deposit intangible as a result of the acquisition of Anchor Bank and Hawthorn Bank.

Income Taxes

The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the three months ended June 30, 2004 was 32.1% compared to 27.7% for the three months ended June 30, 2003. Provisions for income tax were $1.6 million for the second quarter of 2004 compared to $1.2 million for the second quarter of 2003.

Results of Operations-Comparison of the Six-Month Periods Ended June 30, 2004 and June 30, 2003.

General

For the six months ended June 30, 2004, the Company reported net income of $6.7 million and net income per share on a fully diluted basis of $0.97, compared to net income of $5.9 million and net income per share on a fully diluted basis of $0.87 reported for the six months ended June 30, 2003.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the six-month periods ended June 30, 2004 and June 30, 2003 (dollars in thousands):

	Six months ended June 30, 2004			Six months ended June 30, 2003

	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4

Assets
Interest-earning assets:
Loans123	$890,249	$25,799	5.83%	$762,089	$23,693	6.27%
Taxable investment securities	371,776	7,284	3.94%	350,378	7,014	4.04%
Tax-exempt investment securities3	57,558	1,682	5.88%	62,799	1,824	5.86%
Interest-earnings deposits	7,835	45	1.15%	2,874	19	1.36%
Federal funds sold	16,845	77	0.92%	11,573	62	1.08%

Total interest-earning assets	1,344,263	34,887	5.22%	1,189,713	32,612	5.53%
Non-interest-earnings assets:
Cash and due from banks	53,149			33,801
Premises and equipment, net	33,089			27,666
Other assets	79,197			61,015
Less: Allowance for loan losses	(11,151)			(9,263)

Total	$1,498,547			$1,302,932

Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$121,962	$163	0.27%	$115,414	$224	0.39%
Money market accounts	242,243	1,315	1.09%	213,303	1,239	1.17%
Savings deposits	135,680	268	0.40%	127,765	361	0.57%
Time deposits	372,506	4,761	2.57%	321,340	4,765	2.99%
Notes payable	60,287	1,109	3.70%	28,785	547	3.83%
FHLB borrowings	67,800	1,577	4.68%	77,676	1,569	4.07%
Federal funds purchased	2,466	20	1.63%	1,536	13	1.71%
Securities sold under agreement to repurchase	201,581	1,387	1.38%	143,048	1,363	1.92%

Total interest-bearing liabilities	1,204,525	10,600	1.77%	1,028,867	10,081	1.98%
Non-interest-bearings liabilities:
Demand deposits	173,291			156,674
Other	8,130			9,702

Total liabilities	1,385,946			1,195,243

Stockholders’ equity	112,601			107,689

Total	$1,498,547			$1,302,932

Net interest earning and interest rate spread		$24,287	3.45%		$22,531	3.55%

Net yield on interest-earning assets			3.63%			3.82%

1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees, which are not material in amount.

3. Tax equivalent adjusted

4. Annualized.

In accordance with new SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the six months ended June 30, 2004 and June 30, 2003.

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

	Six months ended June 30,

	2004	2003

(A) Interest income (GAAP)	$34,280	$31,946
Taxable equivalent adjustment-loans	18	29
Taxable equivalent adjustment-Tax-exempt securities	589	637

Interest income-FTE	34,887	32,612
(B) Interest expense (GAAP)	10,600	10,081
(C) Net interest income (GAAP) (A minus B)	23,680	21,865

Net interest income-FTE	24,287	22,531
(D) Net interest margin (GAAP)(annualized)	3.53%	3.71%
Net interest margin-FTE (annualized)	3.63%	3.82%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

For the six months ended June 30, 2004, the Company reported taxable-equivalent net interest income of $24.3 million, an increase of $1.8 million, or 7.8%, from the $22.5 million reported for the six months ended June 30, 2003. This increase reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.63% in the first half of 2004 from 3.82% in the first half of 2003, reflecting repricing of assets in a low rate environment.

The Company’s taxable-equivalent total interest income increased $2.3 million for the six months ended June 30, 2004 compared to the same period of 2003 due to the increase in average loans outstanding, partially offset by a lower rate environment. Average loans outstanding increased by $128.2 million, or 16.8%, in the first half of 2004 over the first half of 2003. For the six months ended June 30, 2004, the taxable-equivalent yield on interest-earning assets was 5.22% compared to 5.53% for the six months ended June 30, 2003. The first half of 2004 loan yield was 5.83% compared to 6.27% in the first half of 2003. The Company also experienced decreased yields earned on its investment securities as cash flows from maturities and repayments were reinvested at lower rates. For the six months ended June 30, 2004, the yield earned on taxable investment securities decreased to 3.94% from 4.04% for the six months ended June 30, 2003. The taxable equivalent yields earned on tax-exempt investment securities increased to 5.88% for the six months ended June 30, 2004 from 5.86% for the six month ended June 30, 2003.

The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.77% for the first half of 2004 from 1.98% for the first half of 2003. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the first half of 2004, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 27.6% of the Company’s interest-bearing liabilities compared to 24.4% in the first half of 2003 due to loan growth exceeding deposit growth in the period.

Provision for Loan Losses

The provision for loan losses was $1.2 million in the first half of 2004 and $1.4 million in the first half of 2003. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily concentrated in the commercial and commercial real estate loan categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans.

Other Income

Total other income decreased $3.1 million for the first half of 2004 over the first half of 2003. The decrease was the result of a $1.3 million gain in the second quarter 2003 on the sale of the merchant credit card processing business, a decrease of $1.7 million in gains on sale of mortgage loans due to decreased refinancing activity, and a decrease of $977 thousand in automated teller machine (“ATM”) and merchant services due to the sale of the merchant processing business. The decreases were offset by increases in service charges on deposit accounts of $249 thousand, security commissions and management fees of $170 thousand, investment securities gains of $283 thousand, and other income of $156 thousand.

Other Expenses

Other expenses decreased $2.8 million in the first half of 2004 over the first half of 2003. The decrease was due to expenses in the second quarter 2003 of $450 thousand related to the sale of the merchant credit card processing business, efficiency consulting expense of $570 thousand, and severance charges of $180 thousand. The decrease was also the result of decreases in personnel costs, legal and professional fees, and ATM and merchant services. These decreases were offset by increases in net occupancy and equipment expense, data processing, advertising and other expense. Personnel costs decreased $1.3 million partially due to decreased sales commissions as a result of the decreased volume of refinancing activity on residential mortgages and lower staffing levels offset by the acquisition of Anchor Bank and Hawthorn Bank. Net occupancy and equipment expense increased $254 thousand and data processing increased $123 thousand. Both increases are mainly due to the three additional locations as a result of the acquisitions in December 2003. Legal and professional expense decreased $211 thousand. ATM and merchant services decreased $822 thousand mainly due to the sale of the merchant credit card processing business. Other expense increased $297 thousand mainly due to increased amortization of core deposit intangible as a result of the acquisition of Anchor Bank and Hawthorn Bank.

Income Taxes

The Company's consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the six months ended June 30, 2004 was 32.1% compared to 27.8% for the six months ended June 30, 2003. Provisions for income tax were $3.2 million for the first half of 2004 compared to $2.3 million for the first half of 2003.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $74.7 million and $78.4 million at June 30, 2004 and December 31, 2003, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2004 (dollars in thousands):

	Actual		Regulatory Minimum Requirement		Regulatory Well-capitalized Requirement

	Amount	Percent	Amount	Percent	Amount	Percent

Tier 1 leverage	$96,970	6.5%	$59,559	4.0%	$74,449	5.0%
Tier 1 risk-based capital	$96,970	8.9%	$43,727	4.0%	$65,591	6.0%
Risk-based capital	$122,774	11.2%	$87,454	8.0%	$109,318	10.0%

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

The following table summarizes the Company’s fair value hedges at June 30, 2004 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)

Fixed Rate Loan	Receive Variable Swap	$3,905	$3,806	8.50

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

Annual Meeting of Shareholders. On May 5, 2004, at the Annual Meeting of the shareholders of the Company, the Company's shareholders reelected Michael J. Falbo and Ulice Payne Jr. and elected Richard A. Meeusen, and Kristine A. Rappe as directors for three-year terms expiring on the date of the annual shareholders' meeting to be held in 2007. The other directors of the Company whose terms of office continued after the 2004 annual meeting of shareholders are as follows: terms expiring at the 2005 annual meeting Jerome J. Holz, Thomas S. Rakow, and David M. Stamm; and terms expiring at the 2006 annual meeting Robert J. Cera, Richard A. Horn, and Barbara E. Weis. The Company’s shareholders also approved the proposed amendment to the State Financial Services Corporation 1998 Stock Incentive Plan.

Shareholder Vote with Respect to Matters Acted Upon at the Annual Meeting Election of Directors. Under Wisconsin law, the number of persons corresponding to the number of director positions to be filled at the Annual Meeting who received the highest number of votes are elected as directors. Michael J. Falbo, Ulice Payne Jr., Richard A. Meeusen, and Kristine A. Rappe stood for reelection and election as directors of the Company at the Annual Meeting. The votes with respect to the reelection and election of each were as follows:

Michael J. Falbo

5,933,073	votes were cast "FOR" the reelection of Mr. Falbo.
0	votes were withheld for the reelection of Mr. Falbo.
344,638	votes abstained or were broker non-votes.

Ulice Payne Jr.

5,814,229	votes were cast "FOR" the reelection of Mr. Payne.
0	votes were withheld for the reelection of Mr. Payne.
463,482	votes abstained or were broker non-votes.

Richard A. Meeusen

5,820,829	votes were cast "FOR" the election of Mr. Meeusen.
0	votes were withheld for the election of Mr. Meeusen.
456,882	votes abstained or were broker non-votes.

Kristine A. Rappe

5,819,003	votes were cast "FOR" the election of Ms. Rappe.
0	votes were withheld for the election of Ms. Rappe.
458,708	votes abstained or were broker non-votes.

Amendment of State Financial Services Corporation 1998 Stock Incentive Plan. Under Wisconsin law, the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan would be approved if, at the Annual Meeting, a greater number of votes were cast “FOR” the proposal than were cast “AGAINST” the proposal. Abstentions and brokers non-votes were not counted except for purposes of establishing a quorum. The vote on the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan was as follows:

2,992,442	votes were cast “FOR” the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan.
2,117,021	votes were cast “AGAINST” the amendment of the State Financial Services Corporation 1998 Stock Incentive Plan.
1,168,248	votes abstained or were broker non-votes.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1   Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2   Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32   Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated April 23, 2004, furnishing under Item 12 the Company’s press release dated April 20, 2004, with respect to financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
(Registrant)

Date: August 9, 2004   By /s/ Michael J. Falbo
Michael J. Falbo
President and Chief Executive Officer

Date: August 9, 2004   By /s/ Daniel L. Westrope
Daniel L. Westrope
Senior Vice President and
Chief Financial Officer

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended June 30, 2004

Exhibit Number

31.1       Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2       Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32   Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.