Form 10-Q
period 2004-09-30
STATE FINANCIAL SERVICES CORP
filed 2004-11-09
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [X]   No [ ]

As of November 8, 2004, there were 6,891,822 shares of Registrant's $0.10 Par Value Common Stock outstanding.

Part I.     Financial Information
Item 1.    Financial Statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Financial Condition
	September 30, 2004 (unaudited)	December 31, 2003 (audited)
Assets
Cash and due from banks	$39,734,936	$55,824,050
Interest-bearing bank balances	3,554,914	4,399,723
Federal funds sold	3,241,517	18,144,353
Cash and cash equivalents	46,531,367	78,368,126
Investment securities
Available-for-sale (at fair value)	564,863,070	397,061,108
Held-to-maturity (fair value of $594,393 - 2004 and $988,006 - 2003)	584,656	964,662
Loans (net of allowance for loan losses of $12,277,817-2004 and $10,706,350-2003)	913,960,585	863,323,685
Loans held for sale	3,513,102	1,900,438
Premises and equipment	33,121,822	32,918,853
Accrued interest receivable	5,816,811	5,246,660
Goodwill	37,646,354	37,626,045
Core deposit intangible	4,771,673	5,158,565
Bank owned life insurance	21,694,279	21,029,985
Other assets	4,944,736	9,331,295
Total Assets	$1,637,448,455	$1,452,929,422

Liabilities And Shareholders' Equity
Deposits:
Demand	184,072,935	180,872,397
Savings	257,082,200	253,202,071
Money market	266,875,567	233,003,329
Time deposits in excess of $100,000	143,272,049	126,127,203
Other time deposits	211,192,170	235,908,124
Total deposits	1,062,494,921	1,029,113,124

Federal Home Loan Bank advances	67,300,000	67,800,000
Notes payable	32,258,000	30,200,000
Trust preferred securities	30,000,000	15,000,000
Securities sold under agreements to repurchase	325,071,456	175,592,887
Federal funds purchased	-	-
Accrued expenses and other liabilities	5,688,562	21,071,418
Accrued interest payable	2,154,936	1,957,473
Total Liabilities	1,524,967,875	1,340,734,902

Shareholders' Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $0.10 par value; authorized-25,000,000 shares; issued 9,610,492 shares in 2004 and 9,527,489 shares in 2003, outstanding 6,887,652 shares in 2004 and 7,043,149 shares in 2003	961,049	952,749
Additional paid in capital	85,922,123	84,739,420
Retained earnings	70,568,141	63,152,966
Accumulated other comprehensive income	2,150,067	3,763,835
Unearned shares held by ESOP	(3,767,610)	(3,981,360)
Treasury Stock - 2,722,840 shares in 2004 and 2,484,340 in 2003	(43,353,190)	(36,433,090)
Total Shareholders' Equity	112,480,580	112,194,520
Total Liabilities And Shareholders' Equity	$1,637,448,455	$1,452,929,422

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,
	2004	2003
Interest income:
Loans	$13,580,148	$11,427,984
Investment securities:
Taxable	3,913,152	3,293,913
Tax-exempt	554,508	553,689
Federal funds sold and other short-term investments	24,653	38,714
Total interest income	18,072,461	15,314,300

Interest expense:
Deposits	3,804,915	3,003,273
Notes payable and other borrowings	1,676,064	1,623,110
Total interest expense	5,480,979	4,626,383
Net interest income	12,591,482	10,687,917

Provision for loan losses	656,000	600,000
Net interest income after provision for loan losses	11,935,482	10,087,917

Other income:
Service charges on deposit accounts	801,610	730,450
ATM and merchant service fees	260,698	406,395
Security commissions and management fees	130,797	131,986
Investment securities gains, net	161,580	187,210
Gain on sale of loans	350,482	1,406,750
Other	758,182	722,209
Total other income	2,463,349	3,585,000

Other expenses:
Salaries and employee benefits	4,514,327	4,918,055
Net occupancy expense	777,565	663,356
Equipment rentals, depreciation and maintenance	1,037,948	982,621
Data processing	606,097	505,097
Legal and professional	243,364	398,603
ATM and merchant services	70,351	219,837
Advertising	327,107	224,738
Other	1,731,842	1,233,426
Total other expenses	9,308,601	9,145,733

Income before income taxes	5,090,230	4,527,184
Income tax expense	1,366,891	1,406,104
Net income	$3,723,339	$3,121,080

Basic earnings per common share	$0.56	$0.47
Diluted earnings per common share	0.55	0.46
Dividends per common share	0.15	0.13

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Interest income:
Loans	$39,361,478	$35,092,350
Investment securities:
Taxable	11,241,927	10,327,351
Tax-exempt	1,647,740	1,739,515
Federal funds sold and other short-term investments	101,527	100,780
Total interest income	52,352,672	47,259,996

Interest expense:
Deposits	9,797,638	9,415,102
Notes payable and other borrowings	6,283,597	5,291,821
Total interest expense	16,081,235	14,706,923
Net interest income	36,271,437	32,553,073

Provision for loan losses	1,856,000	2,025,000
Net interest income after provision for loan losses	34,415,437	30,528,073

Other income:
Service charges on deposit accounts	2,448,229	2,121,757
ATM and merchant service fees	734,831	1,857,241
Security commissions and management fees	496,595	327,297
Investment securities gains, net	684,368	322,680
Gain on sale of loans	1,279,892	4,053,950
Gain on sale of merchant processing	-	1,300,000
Other	2,538,336	2,456,535
Total other income	8,182,251	12,439,460

Other expenses:
Salaries and employee benefits	13,401,701	15,058,052
Net occupancy expense	2,311,587	2,052,527
Equipment rentals, depreciation and maintenance	3,104,076	2,939,402
Data processing	1,798,949	1,424,830
Legal and professional	930,471	1,212,789
ATM and merchant services	214,244	1,185,273
Advertising	977,108	842,655
Provision for merchant chargebacks	-	300,000
Merchant processing exit fee	-	150,000
Efficiency consulting expense	-	570,000
Severance charges	-	180,114
Other	4,928,250	4,366,262
Total other expenses	27,666,386	30,281,904

Income before income taxes	14,931,302	12,685,629
Income tax expense	4,528,837	3,675,750
Net income	$10,402,465	$9,009,879

Basic earnings per common share	$1.56	$1.35
Diluted earnings per common share	1.52	1.33
Dividends per common share	0.45	0.39

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$10,402,465	$9,009,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,856,000	2,025,000
Depreciation	2,237,124	2,114,838
Amortization of premiums and accretion of discounts on investment securities	555,162	934,318
Income from bank owned life insurance	(664,294)	(546,145)
Decrease (increase) in accrued interest receivable	(570,151)	2,372,542
Increase (decrease) in accrued interest payable	197,463	(408,001)
Realized investment securities gains	(684,368)	(322,680)
Payment to Lakes Region Bancorp’s shareholders for acquisition	(13,416,729)	0
Other, net	3,618,348	(5,546,485)
Net cash provided by operating activities	3,531,020	9,633,266

Investing Activities
Proceeds from maturities of investment securities held-to-maturity	380,000	390,000
Purchases of securities available-for-sale	(695,609,690)	(698,147,945)
Proceeds from maturities and sales of investment securities available-for-sale	525,491,836	719,693,474
Net increase in loans	(54,105,564)	(42,804,075)
Net purchases of premises and equipment	(2,440,093)	(1,255,666)
Net cash used in investing activities	(226,283,511)	(22,124,212)

Financing Activities
Net (decrease) increase in deposits	33,381,797	(34,092,325)
Repayment of notes payable	(21,600,000)	(10,710,000)
Proceeds of notes payable	23,658,000	11,110,000
Proceeds from trust preferred securities offering	15,000,000	0
Increase in securities sold under agreements to repurchase	149,478,569	51,180,745
Repayment of Federal Home Loan Bank advances	(500,000)	(15,000,000)
Decrease in guaranteed ESOP obligation	213,750	213,750
Cash dividends	(2,987,290)	(2,600,586)
Repayment of federal funds purchased	0	(6,500,000)
Purchase of treasury stock	(6,920,100)	(92,000)
Proceeds from exercise of stock options	1,191,006	1,090,501
Net cash provided by (used in) financing activities	190,915,732	(5,399,915)
Decrease in cash and cash equivalents	(31,836,759)	(17,890,861)
Cash and cash equivalents at beginning of period	78,368,126	67,516,805
Cash and cash equivalents at end of period	$46,531,367	$49,625,944
Supplemental information:
Interest paid	$15,883,772	$15,114,924
Income taxes paid	4,631,843	3,318,092

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

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

The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff has stated that it will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures.

The issuance of SAB 105 has not had a material impact on the Company as the loan commitments are generally not accounted for as derivatives.

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of EITF Issue 03-1-1on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). EITF 03-1-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FASB Staff Position (“FSP”) providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004. The disclosure requirements of the EITF 03-1 remain in effect. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

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

NOTE C - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unearned Employee Stock Option Plan (ESOP) shares. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities. The denominators for the earnings per share amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic:
Weighted-average number of shares outstanding	6,896,307	7,014,434	6,954,418	6,978,545
Less: weighted-average number of unearned ESOP shares	(281,288)	(322,599)	(285,668)	(322,599)
Denominator for basic earnings per share	6,615,019	6,691,835	6,668,750	6,655,946
Fully diluted:
Denominator for basic earnings per share	6,615,019	6,691,835	6,668,750	6,655,946
Add: assumed conversion of stock options using treasury stock method	169,642	147,066	190,431	121,357
Denominator for fully diluted earnings per share	6,784,661	6,838,901	6,859,181	6,777,303

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Income	$3,723,339	$3,121,080	$10,402,465	$9,009,879
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	2,297,231	(1,842,117)	(1,197,741)	(2,370,232)
Reclassification adjustment for realized gains included in net income, net of tax	(98,224)	(113,805)	(416,027)	(196,157)
Total comprehensive income (loss)	$5,922,346	$1,165,158	$8,788,697	$6,443,490

NOTE E - STOCK REPURCHASE PROGRAM

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock. As of September 30, 2004, 238,500 shares have been repurchased at an average price of $29.02 per share.

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

In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Schole’s option pricing model with the following weighted average assumptions for the nine months ended September 30, 2004 and September 30, 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected life of options	4.44 years	6.75 years	4.44 years	6.75 years
Risk-free interest rate	3.11%	3.60%	3.11%	3.60%
Expected dividend yield	2.19%	2.20%	2.19%	2.20%
Expected volatility factor	35.36%	26.90%	35.36%	26.90%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is generally six months. The Company’s pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$3,723	$3,121	$10,402	$9,010
Compensation expense, net of taxes, as reported	3,302	3,391	9,337	10,695
Pro forma compensation expense in accordance with SFAS No. 123, net of tax	(3,456)	(3,444)	(9,670)	(10,832)
Pro forma net income	$3,569	$3,068	$10,069	$8,873

Net income per common share, as reported:
Basic	$0.56	$0.47	$1.56	$1.35
Diluted	$0.55	$0.46	$1.52	$1.33

Pro forma net income per common share:
Basic	$0.54	$0.46	$1.51	$1.33
Diluted	$0.53	$0.45	$1.47	$1.31

NOTE G - ACQUISITIONS

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

Application of purchase accounting requires the inclusion of Hawthorn’s and Lake Region’s operating results in the consolidated statements of income from the date of acquisition. Accordingly, Hawthorn’s and Lakes Region’s operating results for the period January 1, 2004 through September 30, 2004 are included in the Company’s unaudited consolidated statements of income for three and nine months ended September 30, 2004. Hawthorn’s and Lakes Region’s financial condition is included in the Company’s consolidated statements of financial condition as of September 30, 2004 (unaudited) and December 31, 2003.

On a pro forma basis, the Company’s total income, net income, basic and fully diluted earnings per share for the three and nine months ended September 30, 2004 and September 30, 2003, after giving effect to the acquisition of Hawthorn and Lakes Region as if they had occurred on January 1, 2003 are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income	$18,072	$17,267	$52,353	$53,055
Interest expense	5,481	5,324	16,081	16,826
Net interest income	12,591	11,943	36,272	36,229
Provision for loan losses	656	577	1,856	2,074
Other income	2,463	3,706	8,182	12,792
Other expense	9,308	10,173	27,667	33,601
Net income before tax	5,090	4,899	14,931	13,346
Income taxes	1,367	1,529	4,529	4,239
Net income	$3,723	$3,370	$10,402	$9,107
Basic earnings per share	$0.56	$0.50	$1.56	$1.37
Diluted earnings per share	$0.55	$0.49	$1.52	$1.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

State’s net interest income increased 17.8% in the third quarter of 2004, compared to the third quarter of 2003. In the third quarter of 2004, State’s net interest margin was 3.73%, compared to 3.62% in the second quarter of 2004 and 3.56% in the third quarter of 2003. This margin increase occurred despite the continuing effects of a low margin local governmental seasonal tax collection program, which resulted in repurchase agreements (and corresponding short term investments) of $164 million at September 30, 2004. State’s core commercial/commercial real estate loans grew at an annualized rate of 20.1% in the third quarter of 2004, and total loans grew at an annualized rate of 15.1%. In the twelve-month period ended September 30, 2004, total loans increased by 18.2%.

State’s asset quality ratios continued to improve. The ratio of nonperforming loans to total loans declined to 0.84% as of September 30, 2004, from 1.40% on September 30, 2003 and 0.94% on June 30, 2004. On September 30, 2004, nonperforming assets equaled 0.53% of total assets, compared to 1.24% on September 30, 2003 and 0.59% as of June 30, 2004.

Revenues from mortgage originations continued to be significantly lower in the three months and nine months ended September 30, 2004 than in the respective three months and nine months ended September 30, 2003. Mortgage origination related revenue in the third quarter of 2004 declined by 75.1% from the third quarter of 2003 and mortgage origination revenue for the first nine months of 2004 is 68.4% lower than in the first nine months of 2003.

Non-interest expenses in the third quarter of 2004 increased 1.8% over the third quarter of 2003, but declined 0.5% from the second quarter of 2004. For the nine months ended September 30, 2004, non-interest expenses were 8.6% lower than in the nine months ended September 30, 2003.

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

The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $37.6 million at September 30, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Changes in Financial Condition

The Company’s total assets were $1.6 billion at September 30, 2004 and $1.5 billion at December 31, 2003. During the first three quarters of 2004, significant uses of funds by the Company consisted of a $54.1 million net increase in loans, $169.7 million net increase in investment securities, $6.9 million purchase of treasury stock, $3.0 million in payment of cash dividends, and $2.4 million in net purchases of premises and equipment. Funding sources for the first three quarters of 2004 came from a $33.4 million net increase in deposits, $149.5 million increase in securities sold under agreement to repurchase, $15.0 million in proceeds from a trust preferred securities offering, $3.5 million increase in net cash provided by operating activities, $2.1 million net increase in notes payable, and $1.2 million in proceeds from the exercise of stock options.

Asset Quality

At September 30, 2004, the Company’s non-performing assets were $8.7 million, a decrease of $7.1 million from December 31, 2003, primarily due to a decrease of $4.6 million in other real estate owned and $2.5 million in non-accrual loans. The decrease in other real estate owned was mainly due to the sale of one large parcel of real property with a carrying value of $5.2 million, which closed during the second quarter of 2004 at a price resulting in a gain to the Company of approximately $300 thousand. Total non-performing assets as a percentage of total assets were 0.53% at September 30, 2004 and 1.09% at December 31, 2003. As a percentage of total loans outstanding, the level of non-performing loans was 0.84% at September 30, 2004 compared to 1.18% at December 31, 2003. This percentage decrease was due to the decrease in non-performing loans and the increase in average loans outstanding.

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

	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004	Dec. 31 2003	Sep. 30 2003
Non-accrual loans	$7,830	$8,729	$9,429	$10,332	$10,993
Accruing loans past due 90 days or more	-	-	-	-	-
Restructured loans	-	-	-	-	-
Total non-performing and restructured loans	7,830	8,729	9,429	10,332	10,993
Other real estate owned	852	988	5,742	5,483	5,381
Total non-performing assets	$8,682	$9,717	$15,171	$15,815	$16,374
Ratios:
Non-performing loans to total loans	0.84%	0.97%	1.05%	1.18%	1.40%
Allowance to total loans	1.32	1.32	1.24	1.22	1.32
Allowance to non-performing loans	156.81	135.22	118.53	103.62	94.29
Non-performing assets to total assets	0.53	0.61	1.01	1.09	1.24

Allowance for Loan Losses and Net Charge-offs

Management maintains the allowance for loan losses (the "Allowance") at a level considered adequate to provide for probable loan losses. The Allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At September 30, 2004, the Allowance was $12.3 million, an increase of $1.6 million from the balance at December 31, 2003. The Allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, particularly during a weak economic period. As of September 30, 2004 and December 31, 2003 commercial and commercial real estate loans made up 77% of the total loan portfolio. As the commercial loan portfolio has grown in size, the complexity of the commercial relationship has also increased.

As a percentage of total loans outstanding, the Allowance was 1.32% at September 30, 2004 compared to 1.22% at December 31, 2003. The determination of Allowance adequacy is based upon on-going evaluations of the Company’s loan portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the “Bank”), and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans. Based upon its analyses, management considered the Allowance adequate to recognize the risk inherent in the loan portfolio at September 30, 2004.

The following table sets forth an analysis of the Allowance for loan losses for the periods indicated (dollars in thousands):

	Nine months ended Sept. 30, 2004	Year ended Dec. 31, 2003
Balance at beginning of period	$10,706	$8,805
Charge-offs:
Commercial	166	727
Commercial Real Estate	116	403
Real estate mortgage	114	309
Installment	242	390
Other	13	31
Total charge-offs	651	1,860
Recoveries:
Commercial	170	121
Commercial Real Estate	128	1
Real estate mortgage	20	17
Installment	45	75
Other	4	3
Total recoveries	367	217
Net charge-offs	284	1,643
Balance of acquired allowance at date of acquisitions	0	919
Additions charged to operations	1,856	2,625
Balance at end of period	$12,278	$10,706
Ratios:
Net charge-offs to average loans outstanding[1]	0.04%	0.21%
Net charge-offs to total allowance[1]	3.09	15.35
Allowance to period end loans outstanding	1.32	1.22

1. Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended September 30, 2004 and September 30, 2003.

General

For the quarter ended September 30, 2004, the Company reported net income of $3.7 million and net income per share on a fully diluted basis of $0.55, compared to net income of $3.1 million and net income per share on a fully diluted basis of $0.46 reported for the quarter ended September 30, 2003.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended September 30, 2004 and September 30, 2003 (dollars in thousands):

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate[4]
Assets
Interest-earning assets:
Loans123	$915,680	$13,587	5.90%	$780,713	$11,438	5.81%
Taxable investment securities	390,546	3,896	3.97%	361,133	3,277	3.60%
Tax-exempt investment securities[3]	57,714	853	5.88%	58,444	852	5.78%
Interest-earnings deposits	3,514	17	1.94%	6,463	17	1.06%
Federal funds sold	7,749	25	1.27%	17,673	39	0.87%
Total interest-earning assets	1,375,203	18,378	5.32%	1,224,426	15,623	5.06%
Non-interest-earnings assets:
Cash and due from banks	49,540			47,845
Premises and equipment, net	33,192			27,255
Other assets	74,660			62,758
Less: Allowance for loan losses	(12,024)			(10,126)
Total	$1,520,571			$1,352,158
Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$128,057	$87	0.27%	$103,685	$51	0.20%
Money market accounts	259,164	783	1.20%	216,469	504	0.92%
Savings deposits	131,086	131	0.40%	130,124	131	0.40%
Time deposits	358,067	2,290	2.54%	309,263	2,140	2.75%
Notes payable	62,367	651	4.15%	33,587	303	3.58%
FHLB borrowings	67,403	789	4.66%	77,400	785	4.02%
Federal funds purchased	3,180	19	2.38%	1,402	5	1.41%
Securities sold under agreement to repurchase	212,596	731	1.37%	202,983	708	1.38%
Total interest-bearing liabilities	1,221,920	5,481	1.79%	1,074,913	4,626	1.71%
Non-interest-bearings liabilities:
Demand deposits	181,191			160,441
Other	5,597			7,717
Total liabilities	1,408,708			1,243,071
Stockholders’ equity	111,863			109,087
Total	$1,520,571			$1,352,158
Net interest earning and interest rate spread		$12,897	3.53%		$10,997	3.35%
Net yield on interest-earning assets			3.73%			3.56%

1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees, which are not material in amount.

3. Tax equivalent adjusted

4. Annualized.

The foregoing table includes certain non-GAAP performance measures and ratios that are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies use these or similar measures and ratios, but may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended September 30, 2004 and September 30, 2003.

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

	Three months ended September 30,
	2004	2003
(A) Interest income (GAAP)	$18,072	$15,314
Taxable equivalent adjustment-loans	7	10
Taxable equivalent adjustment-Tax-exempt securities	299	299
Interest income-FTE	18,378	15,623
(B) Interest expense (GAAP)	5,481	4,626
(C) Net interest income (GAAP) (A minus B)	12,591	10,688
Net interest income-FTE	12,897	10,997
(D) Net interest margin (GAAP)(annualized)	3.64%	3.46%
Net interest margin-FTE (annualized)	3.73%	3.56%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

For the quarter ended September 30, 2004, the Company reported taxable-equivalent net interest income of $12.9 million, an increase of $1.9 million, or 17.3%, from the $11.0 million reported for the quarter ended September 30, 2003. This increase reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) increased to 3.73% in the third quarter of 2004 from 3.56% in the third quarter of 2003.

The Company’s taxable-equivalent total interest income increased $2.8 million for the quarter ended September 30, 2004 compared to the same period of 2003 due to the increase in average loans outstanding, and by an increased rate environment. Average loans outstanding increased by $135.0 million, or 17.3%, in the third quarter of 2004 over the third quarter of 2003. For the quarter ended September 30, 2004, the taxable-equivalent yield on interest-earning assets was 5.32% compared to 5.06% for the quarter ended September 30, 2003. The third quarter 2004 loan yield was 5.90% compared to 5.81% in the third quarter of 2003. The Company experienced increased yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher rates. For the quarter ended September 30, 2004, the yield earned on taxable investment securities increased to 3.97% from 3.60% for the quarter ended September 30, 2003. The taxable equivalent yields earned on tax-exempt investment securities increased to 5.88% for the quarter ended September 30, 2004 from 5.78% for the quarter ended September 30, 2003. The increase in these yields for the third quarter of 2004 compared to the third quarter of 2003 is the result of matured or repaid securities replaced by higher yielding securities in a higher interest rate environment.

The Company’s funding costs were also impacted by the increased interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities increased to 1.79% for the third quarter of 2004 from 1.71% for the third quarter of 2003. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the third quarter of 2004, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 28.3% of the Company’s interest-bearing liabilities compared to 29.3% in the third quarter 2003.

Provision for Loan Losses

The provision for loan losses was $656 thousand in the third quarter of 2004 and $600 thousand in the third quarter of 2003. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily concentrated in the commercial and commercial real estate loan categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans.

Other Income

Total other income decreased $1.1 million in the third quarter of 2004 over the third quarter of 2003. The decrease was mainly the result of a $1.1 million decrease in gains on the sale of mortgage loans due to decreased refinancing activity.

Other Expenses

Other expenses increased $163 thousand in the third quarter of 2004 over the third quarter of 2003. The increase was due to increases in net occupancy and equipment expense, data processing, advertising and other expense. These increases were offset by decreases in personnel costs, legal and professional fees, and automated teller machine (“ATM”) and merchant services. Personnel costs decreased $404 thousand partially due to decreased sales commissions as a result of the decreased volume of refinancing activity on residential mortgages and lower staffing levels offset by the acquisition of Anchor Bank and Hawthorn Bank. Net occupancy and equipment expense increased $170 thousand and data processing increased $101 thousand. Both increases are mainly due to the three additional locations as a result of the acquisitions in December 2003. Legal and professional expense decreased $155 thousand. ATM and merchant services decreased $149 thousand mainly due to the sale of the merchant credit card processing business. Other expense increased $498 thousand mainly due to increased amortization of core deposit intangible as a result of the acquisition of Anchor Bank and Hawthorn Bank.

Income Taxes

The Company's consolidated income tax rate varies from statutory rates principally due to tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the three months ended September 30, 2004 was 26.9% compared to 31.1% for the three months ended September 30, 2003. Provisions for income tax were $1.4 million for the third quarter of 2004 compared to $1.4 million for the third quarter of 2003.

Results of Operations-Comparison of the Nine-Month Periods Ended September 30, 2004 and September 30, 2003.

General

For the nine months ended September 30, 2004, the Company reported net income of $10.4 million and net income per share on a fully diluted basis of $1.52, compared to net income of $9.0 million and net income per share on a fully diluted basis of $1.33 reported for the nine months ended September 30, 2003.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the nine-month periods ended September 30, 2004 and September 30, 2003 (dollars in thousands):

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest	Yield/ Rate[4]	Average Balance	Interest	Yield/ Rate[4]
Assets
Interest-earning assets:
Loans123	$898,788	$39,385	5.85%	$768,380	$35,131	6.11%
Taxable investment securities	378,078	11,180	3.95%	354,916	10,291	3.88%
Tax-exempt investment securities[3]	57,610	2,535	5.88%	61,332	2,676	5.83%
Interest-earnings deposits	6,384	62	1.29%	2,401	37	2.04%
Federal funds sold	13,791	102	0.98%	13,629	101	0.99%
Total interest-earning assets	1,354,651	53,264	5.25%	1,200,658	48,236	5.37%
Non-interest-earnings assets:
Cash and due from banks	51,937			39,303
Premises and equipment, net	33,124			27,524
Other assets	77,674			61,594
Less: Allowance for loan losses	(11,444)			(9,554)
Total	$1,505,942			$1,319,525
Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$124,008	$250	0.27%	$111,466	$276	0.33%
Money market accounts	247,924	2,099	1.13%	214,285	1,744	1.09%
Savings deposits	134,137	399	0.40%	128,645	492	0.51%
Time deposits	367,658	7,049	2.56%	317,270	6,903	2.91%
Notes payable	60,986	1,761	3.86%	30,403	850	3.74%
FHLB borrowings	67,667	2,366	4.67%	77,583	2,354	4.06%
Federal funds purchased	2,706	39	1.93%	1,491	18	1.61%
Securities sold under agreement to repurchase	205,279	2,118	1.38%	163,246	2,070	1.70%
Total interest-bearing liabilities	1,210,365	16,081	1.77%	1,044,389	14,707	1.88%
Non-interest-bearings liabilities:
Demand deposits	175,944			157,944
Other	7,281			9,029
Total liabilities	1,393,590			1,211,362
Stockholders’ equity	112,352			108,163
Total	$1,505,942			$1,319,525
Net interest earning and interest rate spread		$37,183	3.48%		$33,529	3.49%
Net yield on interest-earning assets			3.67%			3.73%

1. For the purposes of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

2. Interest earned on loans includes loan fees, which are not material in amount.

3. Tax equivalent adjusted

4. Annualized.

The foregoing table includes certain non-GAAP performance measures and ratios that are used by management to evaluate and measure the Company's performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company's financial information with a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies use these or similar measures and ratios, but may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the nine months ended September 30, 2004 and September 30, 2003.

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

	Nine months ended September 30,
	2004	2003
(A) Interest income (GAAP)	$52,352	$47,260
Taxable equivalent adjustment-loans	25	39
Taxable equivalent adjustment-Tax-exempt securities	887	937
Interest income-FTE	53,264	48,236
(B) Interest expense (GAAP)	16,081	14,707
(C) Net interest income (GAAP) (A minus B)	36,271	32,553
Net interest income-FTE	37,183	33,529
(D) Net interest margin (GAAP)(annualized)	3.58%	3.62%
Net interest margin-FTE (annualized)	3.67%	3.73%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

For the nine months ended September 30, 2004, the Company reported taxable-equivalent net interest income of $37.2 million, an increase of $3.7 million, or 10.9%, from the $33.5 million reported for the nine months ended September 30, 2003. This increase reflects the Company’s interest rate risk management policy, which is designed to minimize the impact of interest rate changes on net interest income. The taxable-equivalent yield on interest-earning assets (net interest margin) decreased to 3.67% in the first three quarters of 2004 from 3.73% in the first three quarters of 2003, reflecting repricing of assets in a low rate environment.

The Company’s taxable-equivalent total interest income increased $5.0 million for the nine months ended September 30, 2004 compared to the same period of 2003 due to the increase in average loans outstanding. Average loans outstanding increased by $130.4 million, or 17.0%, in the first three quarters of 2004 over the first three quarters of 2003. For the nine months ended September 30, 2004, the taxable-equivalent yield on interest-earning assets was 5.25% compared to 5.37% for the nine months ended September 30, 2003. The first three quarters of 2004 loan yield was 5.85% compared to 6.11% in the first three quarters of 2003. The Company experienced increased yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher rates. For the nine months ended September 30, 2004, the yield earned on taxable investment securities increased to 3.95% from 3.88% for the nine months ended September 30, 2003. The taxable equivalent yields earned on tax-exempt investment securities increased to 5.88% for the nine months ended September 30, 2004 from 5.83% for the nine month ended September 30, 2003.

The Company’s funding costs were also impacted by the lower interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities decreased to 1.77% for the first three quarters of 2004 from 1.88% for the first three quarters of 2003. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the first three quarters of 2004, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 27.8% of the Company’s interest-bearing liabilities compared to 26.1% in the first three quarters of.

Provision for Loan Losses

The provision for loan losses was $1.9 million in the first three quarters of 2004 and $2.0 million in the first three quarters of 2003. The provision is adjusted to reflect loan growth and management’s assessment of asset quality and risk inherent in the loan portfolio. This loan growth has been primarily concentrated in the commercial and commercial real estate loan categories. These loans inherently involve more risk than exists in residential mortgage and consumer loans.

Other Income

Total other income decreased $4.3 million for the first three quarters of 2004 over the first three quarters of 2003. The decrease was the result of a $1.3 million gain in the second quarter 2003 on the sale of the merchant credit card processing business, a decrease of $2.8 million in gains on sale of mortgage loans due to decreased refinancing activity, and a decrease of $1.1 million in ATM and merchant services due to the sale of the merchant processing business. The decreases were offset by increases in service charges on deposit accounts of $326 thousand, security commissions and management fees of $169 thousand, investment securities gains of $362 thousand, and other income of $82 thousand.

Other Expenses

Other expenses decreased $2.6 million in the first three quarters of 2004 over the first three quarters of 2003. The decrease was due to expenses in the second quarter 2003 of $450 thousand related to the sale of the merchant credit card processing business, efficiency consulting expense of $570 thousand, and severance charges of $180 thousand. The decrease was also the result of decreases in personnel costs, legal and professional fees, and ATM and merchant services. These decreases were offset by increases in net occupancy and equipment expense, data processing, advertising, and other expense. Personnel costs decreased $1.7 million partially due to decreased sales commissions as a result of the decreased volume of refinancing activity on residential mortgages and lower staffing levels offset by the acquisition of Anchor Bank and Hawthorn Bank. Net occupancy and equipment expense increased $424 thousand and data processing increased $374 thousand. Both increases are mainly due to the three additional locations as a result of the acquisitions in December 2003. Legal and professional expense decreased $282 thousand. ATM and merchant services decreased $971 thousand mainly due to the sale of the merchant credit card processing business during 2003. Other expense increased $562 thousand mainly due to increased amortization of core deposit intangible as a result of the acquisition of Anchor Bank and Hawthorn Bank.

Income Taxes

The Company's consolidated income tax rate varies from statutory rates principally due to tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the nine months ended September 30, 2004 was 30.3% compared to 29.0% for the nine months ended September 30, 2003. Provisions for income tax were $4.5 million for the first three quarters of 2004 compared to $3.7 million for the first three quarters of 2003.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $46.5 million and $78.4 million at September 30, 2004 and December 31, 2003, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company's level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at September 30, 2004 (dollars in thousands):

	Actual		Regulatory Minimum Requirement		Regulatory Well-capitalized Requirement
	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 leverage	$97,910	6.6%	$59,102	4.0%	$73,878	5.0%
Tier 1 risk-based capital	$97,910	8.6%	$43,322	4.0%	$67,982	6.0%
Risk-based capital	$124,188	11.0%	$90,643	8.0%	$113,304	10.0%

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

The following table summarizes the Company’s fair value hedges at September 30, 2004 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)
Fixed Rate Loan	Receive Variable Swap	$ 3,878	$ (35)	8.25

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2004 - July 31, 2004	45,000	$ 29.05	45,000	139,500
August 1, 2004 - August 31, 2004	50,000	$ 29.09	50,000	89,500
September 1, 2004 - September 30, 2004	0	$ 0	0	89,500
Total	95,000	$ 29.07	95,000	89,500

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock in open market or privately negotiated transactions. Through September 30, 2004, 238,500 shares had been repurchased at an average price of $29.02 per share, and the Company had authority to repurchase approximately 89,500 additional shares under this authorization. There is no specific expiration date for the Company’s share repurchase authorization.

Item 3.   Default Upon Senior Securities.

None.

Item 4.   Submission of Matters to Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.    Exhibits

10.1	ISO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan.

10.2	NQO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
(Registrant)

Date: November 9, 2004	By /s/ Michael J. Falbo
Michael J. Falbo President and Chief Executive Officer

Date : November 9,2004	By /s/ Daniel L. Westrope
Daniel L. Westrope Senior Vice President and Chief Financial Officer

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended September 30, 2004

Exhibit Number

10.1	ISO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan.

10.2	NQO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

