Form 10-K
period 2004-12-31
STATE FINANCIAL SERVICES CORP
filed 2005-03-14
CIK 745614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-018166

STATE FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1489983 (I.R.S. Employer Identification Number)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $168,580,648 as of June 30, 2004.

As of March 11, 2005, there were 6,922,626 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for 2005 Annual Meeting (to be filed with the Commission under Regulation 14A within 120 days after the registrant’s fiscal year end, and upon such filing, to be incorporated by reference into Part III.)

PART I

ITEM 1. BUSINESS

General

State Financial Services Corporation, together with its consolidated subsidiaries is hereinafter referred to as the “Company,” “SFSC,” or “Registrant.” SFSC is a Wisconsin corporation organized in 1984 as a bank holding company headquartered in Milwaukee, Wisconsin. The Company owns State Financial Bank, National Association (the “Bank” or “SFBNA”).

Forward Looking Statements

Certain matters discussed in this Annual Report are “forward-looking statements” that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements generally will include words such as “believes,” “anticipates,” “expects,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are only made as of the date of this Annual Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Competition and Market Environment

Each of the Bank’s offices experiences substantial competition from other financial institutions, including other banks, savings banks, credit unions, mortgage banking companies, consumer finance companies, mutual funds, and other financial service providers located in their respective and surrounding communities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and banking hours, 24-hour account access through telephone and internet delivery systems, and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and the variety of its products. Its primary lending target is the small to midsize local businesses through operating loans and commercial real estate finance. Factors affecting competition include the general and local economic conditions and current interest rate levels. Management believes that continued changes in the local banking industry, including mergers and consolidations involving both commercial and savings institutions, have resulted in a reduction in the level of service provided to both retail and commercial customers. The Company and the Bank compete for customers by emphasizing the personalized service and individualized attention each provide to both retail and commercial customers. The Company markets itself as a full-service provider of financial products and services, as well as offering, through strategic partners, related financial products such as retail and commercial property and casualty insurance, asset management and financial planning, as well as directly offering investment brokerage activities. Management considers its reputation for customer service as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes that it benefits from its community orientation, as well as its established deposit base and level of core deposits.

Employees

At December 31, 2004, the Company employed 303 full-time and 94 part-time employees. The Company considers its relationships with its employees to be good.

The Bank and Its Consolidated Subsidiaries

As of or for the year ended December 31, 2004, SFBNA (consolidated with its subsidiaries) had total assets of $1.5 billion, net loans of $925.8 million, total deposits of $1.1 billion, stockholders' equity of $157.3 million and net income of $15.5 million. SFBNA is engaged in the general commercial and consumer banking business and provides full-service banking to individuals and businesses, including the acceptance of demand, time, and savings deposit accounts and the servicing of such accounts; commercial, consumer, and mortgage lending; and such other banking services as are usual and customary for commercial banks. SFBNA also sells annuities and other investments through in-house representatives.

SFBNA has three wholly-owned subsidiaries that are consolidated into its operations. Hales Corners Investment Corporation is a subsidiary created to manage a portion of SFBNA’s investment portfolio with the objective of enhancing the overall return on SFBNA’s investment securities. Hales Corners Development Corporation is a subsidiary that owns the real estate related to the Hales Corners, Muskego, and Milwaukee Water Street offices. State Financial Funding Corporation was formed to manage certain real estate loans and securities held by its wholly-owned subsidiary, State Financial Real Estate Investment Corporation.

Supervision and Regulation

Bank holding companies and financial institutions are highly regulated at both the federal and state level. Numerous statutes and regulations affect the businesses of SFSC and the Bank. To the extent the information below is a summary of statutory provisions or regulations, such information is qualified in its entirety by reference to the statutory provisions or regulations described. There are additional laws and regulations having a direct or indirect effect on the business of SFSC or the Bank.

As a bank holding company, business activities of SFSC are regulated by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended (the “Act”), which imposes various requirements and restrictions on the operations of SFSC. As part of this supervision, SFSC files periodic reports with and is subject to periodic examination by the FRB. The Act generally requires the FRB’s prior approval before SFSC may acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or bank holding company. The FRB can order bank holding companies and their subsidiaries to cease and desist from any actions which in the opinion of the FRB constitute serious risk to the financial safety, soundness or stability of a subsidiary bank and are inconsistent with sound banking principles or in violation of law. The FRB has adopted regulations that deal with the measure of capitalization for bank holding companies. Such regulations are essentially the same as those adopted by the Office of the Comptroller of the Currency (“OCC”), described below. The FRB has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the FRB has stated that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under FRB policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to their support. The Act limits the activities of SFSC and its banking and non-banking subsidiaries to the business of banking and activities closely related or incidental to banking.

The Gramm-Leach-Bliley Act or Financial Services Modernization Act of 1999 (the “GLB Act”) significantly changed financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities can be conducted through a financial holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning the primary regulatory oversight for a particular activity will generally reside with the federal or state regulator designated as having the principal responsibility for that activity. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the federal and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to safeguard customer records and information, requiring banks to adopt and disclose privacy policies with respect to customer information and prohibiting the disclosure of certain types of customer information to third parties not affiliated with the bank unless the customer has been given an opportunity to block that type of disclosure. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

The GLB Act repealed the anti-affiliation provision of the Glass-Steagall Act and revised the Act to permit qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in a full range of financial activities including banking, insurance activities (including insurance underwriting and portfolio investing), securities activities, merchant banking, and additional activities that are “financial in nature,” incidental to financial activities or in certain circumstances, complementary to financial activities. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. As of December 31, 2004, SFSC has not elected to become a financial holding company.

SFSC expects that the new affiliations and activities permitted financial services organizations will over time change the nature of its competition. At present, however, the Company’s primary commercial credit activities, conducted through the Bank, have not been the subject of significant competitive change, in that commercial banks continue to provide most of the competition for these customers.

The Bank is a nationally chartered bank regulated by and subject to periodic examination by the OCC. Additionally, the Bank’s deposits are insured by the FDIC and the Bank is subject to the provisions of the Federal Deposit Insurance Act.

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

The activities and operations of banks are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. Violation can result in damage claims and/or monetary penalties. These laws and regulations include, without limitation, state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth in Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Community Reinvestment Act, the Bank Secrecy Act, the USA Patriot Act, anti-redlining legislation and antitrust laws. The Community Reinvestment Act includes provisions under which the federal bank regulatory agencies must consider, in connection with applications for certain required approvals, including applications to acquire or expand its activities, the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities, including those of low and moderate-income borrowers. The USA Patriot Act includes requirements that banks establish and implement anti-money laundering and customer identification programs.

FDICIA, among other things, establishes five tiers of capital requirements: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The OCC has adopted regulations which define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I Capital to risk-weighted assets) of 6% or greater, and a Tier I leverage capital ratio (Tier I Capital to total assets) of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The other categories are identified by descending levels of capitalization. A depository institution’s failure to maintain a capital level within the top two categories will result in specific actions from the federal regulatory agencies. These actions could include the inability to pay dividends, restriction of new business activity, prohibiting bank acquisitions, asset growth limitations and other restrictions on a case by case basis. Additionally, FDICIA implemented a risk related assessment system for FDIC insurance premiums based, among other things, on the depository institution’s capital adequacy and risk classification. At December 31, 2004, SFSC and the Bank each met the “well-capitalized” definition of capital adequacy.

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

Directors

Information is provided below with respect to the directors of SFSC.

Name	Age	Positions Held with the Company
Jerome J. Holz	77	Chairman Emeritus of the Board and Director of SFSC and SFBNA
Michael J. Falbo	55	Chairman of the Board, Chief Executive Officer, and Director of SFSC and SFBNA
Robert J. Cera	43	President, Chief Operating Officer, and Director of SFSC and SFBNA
Richard A. Meeusen	50	Director of SFSC and SFBNA
Ulice Payne, Jr.	49	Director of SFSC
Kristine A. Rappé	48	Director of SFSC and SFBNA
Thomas S. Rakow	62	Director of SFSC and SFBNA
David M. Stamm	56	Director of SFSC and SFBNA
Barbara E. Weis	49	Director of SFSC and SFBNA

Executive Officers

Information is provided below with respect to the executive officers of SFSC who are not directors. Each executive officer is elected annually by the Board of Directors and serves for one year or until his/her successor is appointed.

Name	Age	Positions Held with the Company
John B. Beckwith	51	Senior Vice President of SFSC Senior Vice President, Commercial Lending of SFBNA
Donna M. Bembenek	43	Senior Vice President, Treasury Management and Marketing of SFSC and SFBNA
John R. Burnett	45	Senior Vice President, Commercial Lending of SFBNA
Carl R. Cecelia	53	Senior Vice President, Risk Management of SFSC and SFBNA
Karen A. Gerli	46	Senior Vice President, Mortgage of SFBNA
Brian T. Hillstrom	38	Senior Vice President, Commercial Lending of SFBNA
Peter LeSueur	41	Senior Vice President, Commercial Lending of SFBNA
Thomas M. Lilly	45	Senior Vice President of SFSC Senior Vice President, Chief Credit Officer of SFBNA
Jeryl M. Sturino	45	Senior Vice President, Credit Administration of SFBNA
David G. Towe	52	Senior Vice President, Retail Operations of SFBNA
Daniel L. Westrope	55	Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary of SFSC and SFBNA

John B. Beckwith has served as Senior Vice President of SFSC since 1997. Mr. Beckwith is also Senior Vice President, Commercial Lending, of SFBNA. From November 2000 to December 2002, Mr. Beckwith served as President of SFBNA’s Metro Milwaukee Market, which included thirteen full service branch locations in Wisconsin. From 1994 to October 2000, Mr. Beckwith was the president of the former State Financial Bank (Wisconsin). Mr. Beckwith has served as a Director of SFBNA, or a predecessor thereof, from 1991 to December 2002. Mr. Beckwith joined the Company in 1990.

Donna M. Bembenek has served as Senior Vice President, Treasury Management and Marketing of SFSC and SFBNA since December 2000. From 1995 to 2000, Ms. Bembenek served as Vice President of Marketing. Ms. Bembenek joined the Company in 1993 with nine years of sales, marketing and sales management experience.

John R. Burnett has served as Senior Vice President, Commercial Lending, of SFBNA since December 2003.
Mr. Burnett joined the Company through the acquisition of a predecessor bank in December 2003. Prior to joining SFBNA, Mr. Burnett served as the President and Chief Executive Officer of Anchor Bank since July 1991.

Carl R. Cecelia was appointed Senior Vice President, Risk Management of SFSC and SFBNA in January 2005. Mr. Cecelia served as Vice President of Risk Management from July 2000 to December 2004 and as Vice President of Compliance from May 1999 to July 2000. Mr. Cecelia joined the Company in May 1999.

Robert J. Cera was elected President and Chief Operating Officer of SFSC on January 1, 2005. Mr. Cera joined the Company in January 2002 as Executive Vice President and director of SFSC and as President and Chief Operating Officer and director of SFBNA. From 1995 to 2002, Mr. Cera was Chief Operating Officer and Chief Financial Officer of the Lang Companies, a privately held company located in Delafield, Wisconsin that produces and sells calendars, cards, stationary, candles, and books. From 1988 to 1995, Mr. Cera was Treasurer, Senior Vice President and Chief Lending Officer of Bando McGlocklin Small Business Investment Corp., a publicly traded holding company that provides long-term secured loans to finance the growth, expansion and modernization of small business.

Michael J. Falbo was elected Chairman of SFSC on January 1, 2005. He has been Chief Executive Officer of SFSC since 1984 and was President of SFSC from 1984 through 2004. Mr. Falbo was elected Chairman of SFBNA on January 1, 2005. He has been Chief Executive Officer of SFBNA since 1983, and he has served as President of SFBNA from 1983 through 2000 and Vice Chairman of SFBNA from 2000 through 2004. Mr. Falbo has been a director of SFSC since its organization in 1984 and a director of SFBNA since 1983.

Karen A. Gerli has served as Senior Vice President, Mortgage of SFBNA since October 2002. From June 1999 to October 2002, Ms. Gerli served as Vice President, Mortgage of SFBNA. Ms. Gerli joined the Company through the acquisition of a predecessor bank in 1999.

Brian T. Hillstrom has served as Senior Vice President, Commercial Lending of SFBNA since June 2003. From March 2001 to June 2003, Mr. Hillstrom served as Vice President in various capacities in the Commercial Lending area of SFBNA. Prior to joining SFBNA in March 2001, Mr. Hillstrom served as Vice President of Commercial Banking for M&I Marshall & Ilsley Bank since 1998.

Peter LeSueur has served as Senior Vice President, Commercial Lending of SFBNA since June 2002. Mr. LeSueur joined the Company in June 2002 with 14 years of commercial lending experience most recently as First Vice President and Division Head of the Middle Market Commercial Lending Division for American National Bank and Trust Company.

Thomas M. Lilly was elected Chief Credit Officer of SFBNA on August 1, 2004. Mr. Lilly has served as Senior Vice President of SFSC since January 2002. Mr. Lilly is also Senior Vice President of SFBNA. From November 2000 to December 2002, Mr. Lilly served as President of SFBNA’s Stateline Market, which included four full service branch locations (three in Wisconsin and one in Illinois). From 1998 to October 2000, Mr. Lilly was the President of the former State Financial Bank-Waterford. Mr. Lilly joined the Company in 1985.

Jeryl M. Sturino has served as Senior Vice President, Credit Administration of SFBNA since April 2003. From January 1998 through March 2003, Ms. Sturino served as Senior Vice President, Commercial Lending of SFBNA.

David S. Towe has served as Senior Vice President, Retail Operations of SFBNA since January 2005. Mr. Towe has served as Senior Vice President, Retail Banking from October 2000 to December 2004 and as Senior Vice President, Mortgage Lending from January 2000 to October 2000. Mr. Towe joined the Company through the acquisition of a predecessor bank in December 1998.

Daniel L. Westrope was appointed Executive Vice President of SFSC and SFBNA in January 2005 and continues to serve as Chief Financial Officer, Treasurer, and Corporate Secretary of SFSC and SFBNA. Mr. Westrope was elected Chief Financial Officer of SFSC in January 2003. Mr. Westrope has served as Senior Vice President of SFSC since joining the Company in 1998. From October 2000 to December 2002, Mr. Westrope served as President of SFBNA’s Suburban Market, which included all of the banks full service branch locations in Illinois. From December 1998 to October 2000, Mr. Westrope was the president of the former Home Federal Savings and Loan Association of Elgin. Prior to joining the Company, Mr. Westrope was employed by Everen Securities, (now Wachovia Securities)(1995 to 1998) and prior thereto by the Federal Reserve Bank of Chicago. Mr. Westrope served as a Director of SFBNA from October 2000 to December 2002.

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
(1) The Bank leases this property from Edgewood Plaza Joint Venture. See “Certain Transactions and Other Relationships with Management and Principal Shareholders” in the Company's Proxy Statement for further information.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividends for Common Stock

At March 7, 2005, there were approximately 1,124 shareholders of record and 2,133 estimated additional beneficial shareholders for an approximate total of 3,257shareholders of the Company’s Common Stock.

Holders of Common Stock are entitled to receive dividends as may be declared by the Company’s Board of Directors and paid from time to time out of funds legally available therefore. The Company’s ability to pay dividends depends upon its subsidiary Bank’s ability to pay dividends, which is regulated by banking statutes. The declaration of dividends by the Company is discretionary and will depend on operating results, financial condition, regulatory limitations, tax considerations, and other factors. See Notes to the Consolidated Financial Statements for information concerning restrictions on the payment of dividends. Although the Company has regularly paid dividends since its inception in 1984, there can be no assurance that such dividends will be paid in the future.

The following table sets forth the historical market price of and dividends declared with respect to the Common Stock since January 1, 2003:

Quarter Ended	High	Low	Dividend
March 31, 2003	$19.50	$16.58	$0.13
June 30, 2003	22.55	19.03	0.13
September 30, 2003	25.25	22.06	0.13
December 31, 2003	27.04	24.79	0.13

March 31, 2004	$30.04	$26.05	$0.15
June 30, 2004	30.48	27.64	0.15
September 30, 2004	30.16	26.78	0.15
December 31, 2004	31.76	27.06	0.15

Recent Sale of Unregistered Securities

On February 13, 2004, the Company sold through a wholly-owned statutory business trust (the “Trust”) floating rate trust preferred securities (the “Preferred Securities”) in an aggregate liquidation amount of $15,000,000 in a private placement. The Preferred Securities have a variable dividend adjusted quarterly based on the London Interbank Offered Rate (LIBOR) plus 2.8%. The Company has guaranteed the Preferred Securities with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in a Guarantee Agreement between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee. The Trust invested the proceeds from the sale of the Preferred Securities in an equivalent amount of floating rate junior subordinated debt securities due 2034 (the “Subordinated Debt Securities”) of the Company bearing an interest rate equal to the dividend rate on the Preferred Securities. The terms of the Subordinated Debt Securities are set forth in an Indenture between the Company and Wilmington Trust Company, as trustee. The Subordinated Debt Securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to the Company's present and future senior debt (as defined in the Indenture) and certain other financial obligations of the Company.

After the payment of placement fees, the Company received approximately $14,700,000 in net proceeds from these transactions. The Company used the net proceeds for general corporate purposes. The Company and the Trust issued these securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration thereunder available under Section 4(2) of the Securities Act.

Recent Purchases of Equity Securities

On April 28, 2003, the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 348,000 shares, of the Company’s Common Stock in open market or privately negotiated transactions. Through December 31, 2004, 258,500 shares had been repurchased at an average price of $28.82 per share, and the Company had authority to repurchase approximately 89,500 additional shares under this authorization. No shares were purchased during the fourth quarter of 2004. There is no specific expiration date for the Company’s share repurchase authorization.

Stock Listing

State Financial Services Corporation's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market (“Nasdaq”) under the symbol “SFSW.”

The Company's stock quotation appears in the Wall Street Journal, the Milwaukee Journal/Sentinel, the Chicago Tribune, and other publications usually as “State Financial.”

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (the “DRP”) for the benefit of all shareholders. The DRP is administered by American Stock Transfer & Trust Company. Under the DRP, registered shareholders of the Company can elect to have their dividends reinvested to purchase additional shares of the Company’s Common Stock. Registered shareholders of the Company receive an Enrollment Form for the DRP with each dividend check. For further information on the DRP, please contact Daniel L. Westrope, Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary, State Financial Services Corporation, 815 North Water Street, Milwaukee, Wisconsin 53202, or call (414) 223-8400.

Form 10-K

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission is available upon request without charge to shareholders of record. Please contact Daniel L. Westrope, Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary, State Financial Services Corporation, 815 North Water Street, Milwaukee, Wisconsin 53202, or call (414) 223-8400.

Annual Meeting

The annual meeting of shareholders of State Financial Services Corporation will be held at 4:00 P.M. (CDT) on Wednesday, April 27, 2005 at The Wyndham Milwaukee Center, 139 East Kilbourn Avenue, Milwaukee, WI 53202.

Financial Information	Transfer Agent
Daniel L. Westrope	American Stock Transfer & Trust Company
Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary	59 Maiden Lane Plaza Level
State Financial Services Corporation	New York, New York 10038
815 North Water Street	Toll free (800) 937-5449
Milwaukee, Wisconsin 53202	Direct (718) 921-8124
(414) 223-8400	Facsimile (718) 236-2641
Internet www.amstock.com

Equity Compensation Plan Information

Certain information about the Company’s equity compensation plan is contained in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of SFSC (hereinafter referred to as the “Company”) and its subsidiaries on a consolidated basis for the last five years (dollars in thousands, except per share data):

	As of or for the years ended December 31,
	2004	2003	2002	2001	2000
Condensed Income Statement:
Total interest income (taxable equivalent)(1)	$72,214	$64,700	$69,659	$75,499	$79,039
Total interest expense	21,943	19,300	23,400	35,619	41,693
Net interest income	50,271	45,400	46,259	39,880	37,346
Provision for loan losses	2,381	2,625	2,400	3,855	810
Other income	11,254	14,770	12,358	12,303	5,806
Other expense	37,626	38,691	38,799	39,173	36,297
Income before income tax	21,518	18,854	17,418	9,155	6,045
Income tax	6,169	5,240	4,794	3,724	1,925
Less taxable equivalent adjustment	1,208	1,275	1,471	1,297	1,122
Net income	$14,141	$12,339	$11,153	$4,134	$2,998

Per common share data:
Basic earnings per share	$2.12	$1.84	$1.52	$0.55	$0.38
Diluted earnings per share	2.07	1.80	1.51	0.55	0.38
Dividends declared	0.60	0.52	0.48	0.48	0.48
Book value	16.65	15.93	15.10	13.66	13.33

Balance sheet totals:
Total assets	$1,475,883	$1,452,929	$1,316,824	$1,171,053	$1,080,786
Loans, net of allowance	925,798	865,224	735,719	745,786	660,909
Allowance for loan losses	12,347	10,706	8,805	7,900	7,149
Deposits	1,083,867	1,029,113	940,874	954,459	859,356
Borrowed funds	211,023	243,393	229,037	86,287	99,120
Notes payable	59,790	45,200	30,700	15,653	7,309
Shareholders' equity	114,882	112,195	104,933	106,360	106,499

Financial Ratios:
Return on average assets	0.94%	0.93%	0.91%	0.36%	0.27%
Return on average equity	12.53	11.23	9.96	3.79	2.73
Shareholders’ equity to total assets	7.78	7.72	7.97	9.08	9.85
Dividend payout ratio	28.15	28.16	30.95	86.90	125.58
Allowance for loan losses to total loans	1.32	1.22	1.18	1.05	1.07
Non-performing assets to total assets	0.52	1.09	0.99	0.89	0.84
Non-performing loans to total loans	0.72	1.18	1.69	1.30	1.32
Net charge-offs to average loans	0.08	0.21	0.22	0.55	0.08

1. In accordance with SEC rules required by the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes these measures and ratios provide users of the Company’s financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplementa1 data and the corresponding reconciliation to GAAP financial measures for the years ended December 31, 2004 and 2003.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a fully taxable-equivalent basis (“FTE”). In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measures comparability of net interest income arising from both taxable and tax-exempt sources (dollars in thousands).

	Year ended December 31,
	2004	2003
(A) Interest income (GAAP)	$71,006	$63,425
Taxable equivalent adjustment-loans	31	49
Taxable equivalent adjustment-Tax-exempt securities	1,177	1,226
Interest income-FTE	72,214	64,700
(B) Interest expense (GAAP)	21,943	19,301
(C) Net interest income (GAAP) (A minus B)	49,063	44,124
Net interest income-FTE	$50,271	$45,399
(D) Net interest margin (GAAP)	3.62%	3.66%
Net interest margin-FTE (1)	3.71%	3.76%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate in 2004, 2003 and 2002, and 34% in 2001 and 2000 is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

2. All dividends represent the amount per share declared by the Company for each period presented.

Selected Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited income and expense data on a quarterly basis for the periods indicated (dollars in thousands, except per share data).

	2004				2003
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Interest income	$18,654	$18,072	$17,363	$16,917	$16,166	$15,314	$15,805	$16,141
Interest expense	5,862	5,481	5,311	5,289	4,594	4,626	4,979	5,102
Net interest income	12,792	12,591	12,052	11,628	11,572	10,688	10,826	11,039
Provision for loan losses	525	656	600	600	600	600	825	600
Other income	3,071	2,463	2,975	2,745	2,348	3,585	5,302	3,535
Other expense	9,960	9,308	9,362	8,996	8,427	9,146	11,104	10,014
Income before income tax	5,378	5,090	5,065	4,777	4,893	4,527	4,199	3,960
Income tax	1,640	1,367	1,627	1,535	1,564	1,406	1,162	1,108
Net income	$3,738	$3,723	$3,438	$3,242	$3,329	$3,121	$3,037	$2,852
Net income per share:
Basic	$0.57	$0.56	$0.52	$0.48	$0.49	$0.47	$0.46	$0.43
Diluted	0.55	0.55	0.50	0.47	0.48	0.46	0.44	0.42
Dividends per share	0.15	0.15	0.15	0.15	0.13	0.13	0.13	0.13

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through its branch network, provides lending, deposit, and other banking services to businesses and individuals located in southeastern Wisconsin and northeastern Illinois. It operates 29 branch offices, 15 in Wisconsin and 14 in Illinois. The offices are located primarily in metropolitan Milwaukee and suburban Chicago. These offices generate interest-earning assets, funded by interest-bearing and non-interest-bearing liabilities. The Company also generates revenue from fees charged for banking and mortgage banking services.

The Bank invests the funds it raises through deposits and borrowings in loans and investments. The primary focuses of the Bank’s lending activities are the commercial and commercial real estate markets. These activities require the management of credit risk through consistent adherence to credit policy and procedure, as well as, the maintenance of an adequate reserve for credit losses. The Bank’s other primary challenge is to manage the spread between the rates earned on its loans and investments and the rates paid on its deposits and other borrowings.

The Company’s financial results are influenced by the level and direction of interest rates. The Company attempts to manage interest rate risk by matching, to a significant extent, the timing of repricing opportunities of its interest-earning assets to the repricing of its interest-bearing liabilities.

In 2004, the Company’s net interest margin stabilized as interest rates started to increase in the second half of the year. As a result, primarily based on a 24% increase in the average balance of commercial/commercial real estate loans over the prior year, the Company’s net interest income increased by $4.9 million.

Non-interest income decreased by $3.5 million in 2004, primarily driven by decreased gains on mortgage origination sales of $2.8 million and the sale of the Company’s merchant credit card processing business in 2003 for $1.3 million. Non-interest expenses decreased by $1.1 million in 2004, primarily due to reduced mortgage origination commissions, and nonrecurring expenses related to the sale of the merchant processing business and efficiency consulting expenses.

Net income increased $1.8 million in 2004 over 2003. Earnings per diluted share increased to $2.07 in 2004 from $1.80 in 2003, due to the increase in net income and the impact of the stock repurchased during 2004.

The following discussion provides more detail and is intended as a review of the significant factors affecting the Company’s financial condition and results of operations as of and for the year ended December 31, 2004, as well as providing comparisons with previous years. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes and the selected financial data presented elsewhere in this annual report.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Management has determined that its accounting policies with respect to the allowance for loan losses is the accounting area requiring subjective or complex judgments to the Company’s financial position and results of operations, and therefore, is its most important critical accounting policy. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated statement of financial condition. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses. In addition, a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses and the Risk Elements in the Loan Portfolio sections of Management’s discussion.

NET INCOME AND DIVIDENDS

For the years ended December 31, 2004, 2003, and 2002, the Company reported net income of $14.1 million, $12.3 million, and $11.2 million, respectively. The Company’s reported return on average assets for the years ended December 31, 2004, 2003, and 2002 was 0.94%, 0.93%, and 0.91%, respectively. Reported return on average equity for the same periods was 12.53%, 11.23%, and 9.96%. On a per share basis, basic earnings were $2.12, $1.84, and $1.52 for the years ended December 31, 2004, 2003, and 2002, respectively. On a per share basis, diluted earnings were $2.07, $1.80, and $1.51 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company declared per share dividends of $0.60, $0.52, and $0.48 for the years ended December 31, 2004, 2003, and 2002, respectively.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income equals the difference between the interest earned on assets and the interest paid on liabilities and is a measurement of the Company’s effectiveness in managing its interest rate sensitivity. For the year ended December 31, 2004, taxable-equivalent net interest income increased $4.9 million to $50.3 million. Changes in the volume of outstanding interest-earning assets and interest-bearing liabilities accounted for an increase of $5.3 million while changes in interest rates accounted for a decrease of $0.4 million in taxable-equivalent net interest income. Throughout 2004, the Company’s near term interest sensitive assets exceeded its near term interest liabilities, resulting in a lower margin in a declining interest rate environment.

Taxable-equivalent total interest income increased $7.5 million in 2004 compared to 2003 mainly due to the 16% increase in average total outstanding loans. As a result of the volume increase, interest income improved $8.3 million offset by $0.8 million due to the impact of interest rates for the year ended December 31, 2004. The combined impact of these changes resulted in a decrease in the Company’s taxable-equivalent yield on interest-earning assets to 5.33% in 2004 from 5.36% in 2003. Refer to the table in Item 6, Selected Financial Data, for a reconciliation of taxable-equivalent total interest income to GAAP-based total interest income.

Taxable-equivalent total interest income decreased $5.0 million in 2003 compared to 2002 mainly due to the declining interest rate environment, offset by the increase in the volume of average total outstanding loans.

The Company experienced a slight decrease in the interest rate on its funding costs in 2004 to 1.82% from 1.84% in 2003. The decreased funding cost was mainly due to the declining rate environment for retail funding, offset by the increasing rate environment on wholesale borrowings. The Company uses wholesale funding sources, such as the Federal Home Loan Bank, to balance the timing differences between its various business funding sources and to support loan origination. In 2004, notes payable, Federal Home Loan Bank borrowings, federal funds purchased, and securities sold under agreements to repurchase increased to 26.8% of the Company’s average interest-bearing liabilities from 26.3% in 2003. For the year ended December 31, 2004, average money market accounts comprised 21.4% of the Company’s average interest-bearing liabilities compared to 20.5% for 2003. Time deposits comprised 30.5% of the Company’s average interest-bearing liabilities in 2004 compared to 30.4% in 2003.

The Company’s net yield on interest-earning assets (net interest margin) decreased to 3.71% for the year ended December 31, 2004 from 3.76% for the year ended December 31, 2003 as a result of the aforementioned factors. For the year ended December 31, 2004, average loans outstanding comprised 67.0% and average investments outstanding comprised 33.0% of the Company’s interest-earning assets compared to 64.6% for average loans and 35.4% for average investments for the year ended December 31, 2003.

The following table sets forth average balances, related interest income and expense, and effective interest yields and rates for the years ended December 31, 2004, 2003, and 2002 (dollars in thousands):

	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$907,291	$53,722	5.92%	$779,589	$46,996	6.03%	$683,069	$47,196	6.91%
Taxable investment securities	369,370	14,857	4.02	349,586	14,018	4.01	334,460	17,795	5.32
Tax-exempt investment securities (3)	57,329	3,361	5.86	59,848	3,500	5.85	65,124	4,103	6.30
Other short-term investments	0	0	0.00	0	0	0.00	490	10	2.04
Interest-earning deposits	5,988	99	1.66	2,480	45	1.81	1,505	82	5.45
Federal funds sold	14,296	175	1.23	14,480	141	0.97	29,725	473	1.59
Total interest-earning assets	1,354,274	72,214	5.33	1,205,983	64,700	5.36	1,114,373	69,659	6.25
Non-interest-earning assets:
Cash and due from banks	49,745			42,136			44,486
Premises and equipment, net	33,097			27,600			28,273
Other assets	76,843			63,652			47,009
Less allowance for loan losses	(11,706)			(9,778)			(8,504)
TOTAL	$1,502,253			$1,329,593			$1,225,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$123,992	$349	0.28%	$110,011	$330	0.30%	$99,007	$492	0.50%
Money market accounts	257,361	3,050	1.19	215,531	2,251	1.04	220,235	3,139	1.43
Savings deposits	132,577	527	0.40	129,771	625	0.48	124,604	1,147	0.92
Time deposits	367,827	9,474	2.58	319,101	8,993	2.82	348,074	12,899	3.71
Notes payable	60,900	2,471	4.06	31,699	1,168	3.68	18,844	683	3.62
FHLB borrowings	67,575	3,149	4.66	76,142	3,130	4.11	55,332	2,705	4.89
Federal funds purchased	2,046	40	1.95	1,858	29	1.56	2,021	38	1.88
Securities sold under agreement to repurchase	191,810	2,883	1.50	166,444	2,775	1.67	87,152	2,297	2.64
Total interest-bearing liabilities	1,204,088	21,943	1.82	1,050,557	19,301	1.84	955,269	23,400	2.45
Non-interest-bearings liabilities:
Demand deposits	178,283			160,438			149,640
Other	7,062			8,722			8,733
Total liabilities	1,389,433			1,219,717			1,113,642
Shareholders’ equity	112,820			109,876			111,995
TOTAL	$1,502,253			$1,329,593			$1,225,637
Net interest earning and interest rate spread		$50,271	3.51%		$45,399	3.52%		$46,259	3.80%
Net yield on interest-earning assets			3.71%			3.76%			4.15%

(1) For the purpose of these computations, nonaccrual loans are included in the daily average loan amounts outstanding.
(2) Interest earned on loans includes loan fees, which are not material in amount.
(3) Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate.

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

	2004 Compared to 2003 Increase/(Decrease) Due to			2003 Compared to 2002 Increase/(Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans (1)(2)	$7,596	$(870)	$6,726	$6,218	$(6,418)	$(200)
Taxable investment securities	804	35	839	774	(4,551)	(3,777)
Tax-exempt investment securities (2)	(145)	6	(139)	(320)	(283)	(603)
Other short-term investments	0	0	0	(20)	10	(10)
Interest-earning deposits	58	(4)	54	35	(72)	(37)
Federal funds sold	(2)	36	34	(189)	(143)	(332)
Total interest-earning assets	8,311	(797)	7,514	6,498	(11,457)	(4,959)
Interest paid on:
NOW accounts	41	(22)	19	51	(213)	(162)
Money market accounts	472	327	799	(66)	(822)	(888)
Savings deposits	12	(109)	(97)	46	(568)	(522)
Time deposits	1,292	(811)	481	(1,006)	(2,900)	(3,906)
Notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreement to repurchase	1,215	225	1,440	3,191	(1,812)	1,379
Total interest-bearing liabilities	3,032	(390)	2,642	2,216	(6,315)	(4,099)
Net interest income	$5,279	$(407)	$4,872	$4,282	$(5,142)	$(860)
(1) Interest earned on loans includes loan fees, which are not material in amount.
(2) Taxable-equivalent adjustments are made in calculating interest income and yields using a 35% tax rate.

Provision for Loan Losses

The provisions for loan losses were $2.4 million, $2.6 million, and $2.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease of $0.2 million in 2004 compared to 2003 reflects a decrease in non-performing assets during 2004 offset by an increase in loans outstanding and the increased risk in the loan portfolio. As discussed below in the Balance Sheet Analysis section, loan growth has been concentrated in the commercial and commercial real estate categories. These loans inherently involve more risk than exists in mortgage and consumer loans. The increase of $0.2 million in 2003 compared to 2002 reflects an increase in loans outstanding, as well as, the complexity in the loan portfolio. The annual provisions for loan losses reflect the change in the total loan portfolio with increases in commercial and commercial real estate loans and decreases in mortgage loans.

Other Income

	Years ended December 31,
	2004	2003	2002
Service charges on deposit accounts	$3,221	$2,849	$2,626
ATM and Merchant services	997	2,070	3,057
Security commissions and management fees	627	448	468
Investment securities gains, net	1,065	565	509
Gain on sale of loans	1,667	4,419	3,151
Bank owned life insurance income	890	1,270	258
Gain on sale of merchant processing	-	1,320	-
Other	2,787	1,829	2,289
Total other income	$11,254	$14,770	$12,358

Non-interest income in 2004 decreased $3.5 million from 2003. The decreases were primarily in lower gains on mortgage originations sales ($2.8 million), the sale of merchant processing services ($1.3 million) in 2003 that did not recur in 2004, and lower related merchant processing income ($1.1 million), offset by an increase in service charges on deposit accounts ($0.4 million), investment securities gains ($0.5 million), and gain on sale of owned real estate ($0.8 million).

For the year ended December 31, 2004 service charges on deposit accounts increased $0.4 million compared to 2003 primarily due to increased fees recognized from an increased number of business accounts.

Automated teller machine (“ATM”) service charges are the terminal usage fees charged to non-customers of the Company for their usage of the Company’s ATMs and the fees received from other institutions resulting from their customers’ usage of the Company’s ATMs. Merchant services are the fees the Company charges businesses for processing credit card payments. Income in this category decreased $1.1 million in 2004 compared to 2003, mainly due to the sale of the credit card merchant processing service.

The Company realized $1.1 million in net investment security gains for the year ended December 31, 2004 due to the sale of approximately $429.0 million of investment securities. For the year ended December 31, 2003, the Company realized $0.6 million in net investment security gains due to the sale of approximately $375.2 million of investment securities. During 2004 and 2003, both purchases and sales of investment securities were increased due to a repurchase agreement program established with a local county treasurer. This program accounted for $518.5 million in investment purchases and $356.0 million of investment sales in 2004 and $511.7 million in investment purchases and $333.9 million of investment sales in 2003.

The gain on sale of residential mortgage loans of $1.7 million for the year ended December 31, 2004 decreased from the $4.4 million for the year ended December 31, 2003 due to a reduction in mortgage origination volumes in 2004 compared to 2003. The increase of $1.3 million for the year ended December 31, 2003 compared to 2002 occurred due to increased refinancing activity on residential mortgages.

Other income increased $1.0 million in 2004. The increase was primarily due to the increased gain on sale of owned real estate of $0.8 million primarily due to the sale of one commercial real estate property. Other income increased $1.9 million in 2003 due to a gain of $1.3 million from the sale of the merchant credit card processing service and $1.0 million of income from a full year inclusion of bank owned life insurance offset by a decrease of $0.7 million from the gain on the sale of fixed assets due to a sale in 2002 of rental property that was adjacent to the Hales Corners office.

Other Expense

	Years ended December 31,
	2004	2003	2002
Salaries and employee benefits	$18,148	$18,875	$18,564
Occupancy and equipment	7,097	6,672	6,529
Data processing	2,446	2,042	2,170
Legal and professional	1,682	2,116	1,901
Advertising	1,410	1,065	1,131
ATM and Merchant services	261	1,267	2,140
Delivery and postage	919	832	988
Telephone	670	791	735
Other	4,993	5,031	4,641
Total other expense	$37,626	$38,691	$38,799

Total other expense decreased $1.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 as discussed below. Total other expense decreased $0.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Salaries and employee benefits decreased $0.7 million in 2004 due to lower mortgage related sales commissions of $1.2 million due to reduced mortgage loans sales volumes offset by increased insurance costs of $0.5 million due to higher insurance premiums. Salaries and employee benefits increased $0.3 million in 2003 due to increased sales commissions from the increased volume of sales of mortgage loans into the secondary mortgage market.

Legal and professional fees decreased $0.4 million in 2004 primarily due to the absence of certain legal matters and acquisitions in 2003 offset by increased audit and regulatory compliance costs in 2004. Legal and professional fees increased $0.2 million in 2003 primarily due to certain legal matters, acquisitions and increased audit costs resulting from the Company’s growth during 2003 compared to 2002.

Automated teller machine (“ATM”) expense is the fees charged by the Company’s service provider for the Company’s customer use of automated teller machines that are not owned by the Company. Merchant service expense results from providing the Company’s business customers the ability to accept credit cards in payment for goods and services. For the years ended December 31, 2004 and 2003, ATM and merchant services decreased $1.0 million and $0.9 million, respectively, due primarily to the sale of the merchant credit card processing service during 2003.

Other expense decreased slightly by $0.1 million in 2004 primarily due to the reversal of the provision for merchant chargebacks of $0.3 million in 2004 that was established in 2003. This was reversed once the contingencies from the sale of the business were met, thereby no longer obligating the Company to reserve for potential losses. The decrease in other expense was offset by an increase in core deposit intangible amortization of $0.5 million resulting from the two acquisitions in December 2003. Other expense increased $0.3 million in 2003 mainly due to a $0.3 million provision for merchant chargebacks established in relation to the sale of merchant income credit card processing.

Income Tax

The Company’s consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for 2004 was 30.4% compared to 29.8% in 2003 and 30.1% in 2002. Provisions for income tax were $6.2 million, $5.2 million, and $4.8 million for the years 2004, 2003, and 2002, respectively.

BALANCE SHEET ANALYSIS

The composition of assets and liabilities are generally the result of management decisions influenced by market forces. The Company reported total assets of $1.5 billion at December 31, 2004 and December 31, 2003.

Lending Activities

The Company’s largest asset category continues to be loans. The Company’s gross loans, as a percentage of total deposits, were 86.5% at December 31, 2004 compared to 85.1% at December 31, 2003. The following table shows the Company’s loan portfolio composition on the dates indicated (dollars in thousands).

	At December 31,
	2004	% of total	2003	% of total	2002	% of total	2001	% of total	2000	% of total
Commercial	$160,845	17.1%	$165,001	18.8%	$156,816	21.1%	$151,125	20.1%	$139,865	20.9%
Commercial Real Estate	587,612	62.7	478,687	54.6	330,151	44.3	179,587	23.8	115,427	17.3
Real Estate Mortgage	160,149	17.1	183,363	20.9	194,225	26.1	343,108	45.5	329,658	49.3
Consumer	24,691	2.6	41,692	4.8	55,323	7.4	71,797	9.5	70,668	10.6
Other	4,848	0.5	7,187	0.9	8,009	1.1	8,069	1.1	12,440	1.9
Total Loans	$938,145		$875,930		$744,524		$753,686		$668,058

Total loans outstanding increased $62.2 million in 2004, mainly due to increased growth in its commercial real estate portfolio of $108.9 million offset by reductions of $23.2 million in its real estate mortgage and $17.0 million in its consumer loan portfolios. Total loans outstanding increased $131.4 million in 2003, mainly due to internal growth and the acquisitions of Lakes Region Bancorp and Hawthorn Corporation. Increases of $156.7 million in commercial and commercial real estate loans were partially offset by declines in residential real estate mortgages and consumer loans.

The Company continues to emphasize commercial and commercial real estate lending. Commercial loans decreased $4.2 million in 2004 and increased $8.2 million in 2003. Commercial loans are underwritten according to the Company’s loan policy, which sets forth the amount of credit which can be extended based upon the borrower’s cash flow, debt service capacity, leverage and discounted collateral value. Commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the business. In recognition of specific borrower risk, as well as inherent risk due to the general economic environment, the Company emphasizes capacity to repay the loan, adequacy of the borrower’s capital, an evaluation of the industry conditions affecting the borrower, and current credit file documentation. The Company’s commercial loans are typically secured by the borrower’s business assets such as, inventory, accounts receivable, fixtures, and equipment. Generally, commercial loans carry the personal guarantees of the principals.

Commercial real estate mortgages represent the Company’s largest loan category, comprising 62.7% of the loan portfolio at December 31, 2004, an increase from 54.6% at December 31, 2003. Commercial real estate loans increased $108.9 million in 2004 compared to 2003 primarily due to management’s focus on internal growth of this portfolio. Commercial real estate loans increased $148.5 million in 2003 compared to 2002 primarily due to internal growth and the acquisition of Lakes Region Bancorp and Hawthorn Corporation. The Company’s commercial real estate loans continue to be primarily focused on owner occupied, improved property such as office buildings, warehouses, small manufacturing operations, and retail facilities located in the Company’s primary market areas subject to a maximum 75% loan to value ratio pursuant to its loan policy. Loans for construction and land development are generally secured by the property under construction or development up to a maximum loan to value of 75% of estimated cost or appraisal value of the completed project, whichever is less. The Company further monitors construction and land development credits by disbursing draws under the credit commitment upon satisfactory title company inspections of construction progress and evidence of proper lien waivers. The borrower’s creditworthiness and the economic feasibility and cash flow abilities of the project are fundamental concerns in the Company’s commercial real estate and construction/land development lending. Loans secured by commercial property, whether existing or under construction, and land development are generally larger in size and involve greater risks than residential mortgage loans because payments on loans secured by commercial property are dependent upon the successful operation and management of these properties, businesses, or developments. As a result, the value of properties securing such loans are likely to be subject to the local real estate market and general economic conditions, including movements in interest rates. The Company generally writes commercial real estate loans for maturities up to five years although the total amortization period may be as long as twenty-five years, amortized monthly. The Company generally writes construction and land development loans on terms up to a maximum of 24 months and requires the borrower to make defined principal reductions at stated intervals during that term. The Company additionally attempts to have construction credits further supported by end mortgage commitments, wherever possible. The Company will generally make credit extensions for land development projects to experienced, strong borrowers with adequate outside liquidity to support the project in the event the actual project performance is slower than projection.

The Company’s real estate loans, like all of the Company’s loans, are underwritten according to its written loan policy. The loan policy sets forth the term, debt service capacity, credit extension, and loan to value guidelines, which the Company considers acceptable to recognize the level of risk associated with each specific loan category. The following table sets forth the percentage composition of the real estate loan portfolio as of December 31, 2004.

Commercial real estate	66.22%
1-4 family first liens on residential real estate	9.17
Multifamily residential	6.50
1-4 family junior liens on residential real estate (including home equity lines of credit)	8.58
Construction, land development, and farmland	9.53

Consumer loans decreased $17.0 million during 2004 and $13.6 million during 2003 primarily due to management’s strategic decision to runoff the indirect auto loan portfolio.

The following table shows the maturity of loans (excluding residential mortgages on one-to-four-family residences, and consumer loans) outstanding as of December 31, 2004 (dollars in thousands) and the amounts due after one year classified according to the sensitivity to changes in interest rates:

	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial	$94,899	$36,363	$1,216	$132,478
Commercial Real Estate Mortgage	383,666	220,394	10,861	614,921
	$478,565	$256,757	$12,077	$747,399
Loans Maturing after one year with:
Fixed Interest Rates		$252,480	$12,077
Variable Interest Rates		4,277	0
Total		$256,757	$12,077

Risk Elements in the Loan Portfolio

Certain risks are inherent in the lending function including a borrower’s subsequent inability to pay, insufficient collateral coverage, and changes in interest rates. The Company attempts to reduce these risks by adherence to a written set of loan policies and procedures. Included in these policies and procedures are underwriting practices covering debt-service coverage, loan-to-value ratios, and loan term. Evidence of a specific repayment source is required on each credit extension, with documentation of the borrower’s repayment capacity. Generally, this repayment source is the borrower’s cash flow, which must demonstrate the ability to service the debt based upon historical results and projections of future performance.

Management maintains the Allowance for Loan Losses (the “Allowance”) at a level considered adequate to provide for estimable and probable loan losses. The Allowance is increased by provisions charged to earnings, and is reduced by charge-offs, net of recoveries. The Allowance was $12.3 million and $10.7 million at December 31, 2004 and 2003, respectively.

The determination of Allowance adequacy is based upon on-going evaluations of the Company’s loan portfolio conducted by the Internal Loan Review function of the Bank and reviewed by management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan portfolio size and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans.

As a percentage of total loans outstanding, the Allowance increased to 1.32% at the end of 2004 compared to 1.22% at the end of 2003. Management considers the increase in the Allowance prudent based on the loan growth experienced by the Bank in the past year, the increase in credit risk inherent in commercial real estate loans, where the growth has been concentrated, and the decrease in the real estate mortgage portfolio which has a lower comparable credit risk. Based on its analysis, management considers the Allowance adequate based on the risk inherent in the consolidated loan portfolio at December 31, 2004.

The actual loan loss experience for the last five years is summarized in the following table (dollars in thousands):

	Years ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of period	$10,706	$8,805	$7,900	$7,149	$6,905
Charge-offs:
Commercial	813	727	1,425	3,558	464
Real Estate Mortgage	113	712	35	77	74
Consumer	289	390	523	560	255
Other	18	31	15	51	40
Total charge-offs	1,233	1,860	1,998	4,246	833
Recoveries:
Commercial	408	121	390	17	96
Real Estate Mortgage	29	18	0	14	4
Consumer	51	75	107	211	160
Other	5	3	6	11	7
Total recoveries	493	217	503	253	267
Net charge-offs	740	1,643	1,495	3,993	566
Balance of acquired allowances at date of acquisitions	0	919	0	889	0
Additions charged to operations	2,381	2,625	2,400	3,855	810
Balance at end of period	$12,347	$10,706	$8,805	$7,900	$7,149
Ratios:
Net charge-offs to average loans outstanding	0.08%	0.21%	0.22%	0.55%	0.08%
Net charge-offs to total allowance	5.99	15.35	16.98	50.54	7.92
Allowance to year end loans outstanding	1.32	1.22	1.18	1.05	1.07

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

	At or for the years ended December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$6,767	$10,332	$12,558	$9,800	$8,729
Accruing loans past due 90 days or more	0	0	0	0	106
Restructured loans	0	0	0	0	0
Total non-performing and restructured loans	6,767	10,332	12,558	9,800	8,835
Other real estate owned	872	5,483	452	671	267
Total non-performing assets	$7,639	$15,815	$13,010	$10,471	$9,102
Ratios:
Non-performing loans to total loans	0.72%	1.18%	1.69%	1.30%	1.32%
Allowance to non-performing loans	182.46	103.62	70.11	80.61	80.92
Non-performing assets to total assets	0.52	1.09	0.99	0.89	0.84
Interest income that would have been recorded on nonaccrual loans under original terms	$531	$688	$774	$679	$781
Interest income recorded during the period on nonaccrual loans	7	28	20	39	151

The percentage of non-performing loans to total loans was 0.72% at December 31, 2004 compared to 1.18% at December 31, 2003. The Company made progress in resolving non-performing loans during 2004 and reducing the ratio of non-performing loans to total loans. The percentage of non-performing assets to total assets improved to 0.52% at December 31, 2004 compared to 1.09% at December 31, 2003 primarily due to the sale of the other real estate owned at December 31, 2003 and reducing the level of non-performing loans.

At December 31, 2004, there were no additional loans to borrowers where available information would indicate that such loans were likely to later be included as nonaccrual, past due, or restructured other than those disclosed in the previous table.

The allocation of the allowance for the last five years is shown in the table below (dollars in thousands). The allocation methodology focuses on changes in the size of the loan portfolio, changes in impaired and nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, economic conditions, historical losses in each portfolio category, underlying collateral, and other qualitative and quantitative factors. The total allowance is available to absorb losses from any segment of the loan portfolio. Management continues to target and maintain the allowance equal to the allocation methodology plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the loan portfolio. Management allocates the allowance by internally determined risk ratings. Commercial loan allocations are based on ongoing reviews of individual loans, loan types and industries. Mortgage and consumer loan allocations are based primarily on analysis of historical loss and delinquency trends. Minimum loss factors for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on loan type, historical loss experience, and industry statistics. The mechanism used to address differences between estimated and actual loan loss experience includes review of recent nonperforming loan trends, ongoing reviews of individual loans, underwriting trends, management’s judgment relating to current assumptions, and various external factors.

The commercial allowance allocation percentage below has increased steadily over the past five years primarily due to the growth of this segment of the loan portfolio which has higher inherent risk. The real estate mortgage and consumer allocation percentages have decreased over the past five years due to the shrinking of these segments of the loan portfolio and the growth of the commercial portfolio. In 2001, the Company modified its allocation of the allowance for loan loss calculation to reflect the various factors discussed above.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of loans in category to total loans	Amount	% of loans in category to total loans	Amount	% of loans in category to total loans	Amount	% of loans in category to total loans	Amount	% of loans in category to total loans
Commercial	$9,495	79.8%	$6,729	73.4%	$5,176	65.4%	$4,898	43.9%	$2,280	38.2%
Real Estate Mortgage	356	17.1	116	20.9	88	26.1	192	45.5	3,604	49.3
Consumer	1,331	2.6	1,694	4.8	1,915	7.4	1,946	9.5	787	10.6
Other	82	0.5	402	0.9	314	1.1	358	1.1	5	1.9
Unallocated	1,083		1,765		1,312		506		473
Total	$12,347	100.0	$10,706	100.0	$8,805	100.0	$7,900	100.0	$7,149	100.0

Investment Activities

Investment securities the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Investment securities the Company does not have either the positive intent and/or the ability to hold to maturity and all marketable equity securities are classified as available-for-sale and carried at their respective fair market values. Unrealized holding gains and losses on securities classified as available-for-sale, net of related tax effects, are carried as a component of shareholders’ equity. The company has no assets classified as trading. See Notes to the Consolidated Financial Statements for additional information.

Total investment securities outstanding at December 31, 2004 decreased $10.7 million, mainly due to the redeployment of proceeds from repayments, maturities, and sales of investment securities into loans. The following table presents the combined carrying values of the Company’s held-to-maturity and available-for-sale investment securities at December 31, 2004, 2003, and 2002(dollars in thousands).

	At December 31,
	2004	% of total	2003	% of total	2002	% of total
U.S. Treasury securities and obligations of U.S. government agencies	$55,273	14.3%	$163,878	41.2%	$67,784	16.0%
Obligations of states and political subdivisions	55,716	14.4	57,216	14.4	64,991	15.3
Mortgage-related securities	186,749	48.2	80,037	20.1	200,228	47.3
Other securities	89,615	23.1	96,895	24.3	90,584	21.4
TOTAL	$387,353		$398,026		$423,587

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

Balances in mortgage related securities increased by $106.7 million in 2004, due to the Company reinvesting proceeds from the sales and maturities of U.S. treasuries and U.S. government agencies, which balance decreased by $108.6 million, into higher-yielding mortgage related securities and the Company’s loan portfolio. As a result, mortgage related securities increased to 48.2% of the Company’s investment portfolio at December 31, 2004 from 20.1% at December 31, 2003, while obligations of U.S. government agencies, as a percentage of the Company’s investment portfolio, decreased from 41.2% at December 31, 2003 to 14.3% at December 31, 2004. The Company’s investment philosophy in 2004 continued to emphasize minimizing interest rate risk.

Obligations of states and political subdivisions and investment in other securities decreased $1.5 million and $7.3 million, respectively, at December 31, 2004 compared to December 31, 2003. Other securities consist of pools of trust-preferred securities, investment grade corporate debt, and unrated preferred issues of other financial institutions. The percentage of the Company’s investment portfolio held in obligations of states and political subdivisions remained unchanged at 14.4% at December 31, 2004 compared to December 31, 2003.

The maturities and weighted-average yield of the Company’s investment securities at December 31, 2004 are presented in the following table (dollars in thousands). Taxable- equivalent adjustments (using a 35% tax rate) have been made in calculating the yields on obligations of states and political subdivisions.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities and obligations of U.S. government agencies	$4,264	3.31%	$1,009	4.44%	$0	0.00%	$50,000	3.22%
Obligations of states and political subdivisions	6,229	5.06	22,267	6.05	26,252	6.28	968	5.58
Mortgage-related securities	7,548	2.50	108,100	4.26	69,504	4.21	1,598	6.41
Other securities	34,292	4.57	6,167	5.91	2,200	16.36	46,955	4.59
TOTAL	$52,333	4.23%	$137,543	4.63%	$97,956	5.04%	$99,521	3.94%

At December 31, 2004, the Company has approximately $4,500 in net unrealized gains on its held-to-maturity securities and approximately $1.7 million in net unrealized gains on its available-for-sale securities. Unrealized gains and losses on marketable equity securities are impacted by the current market price quoted for the underlying security in relation to the price at which the security was acquired by the Company. Unrealized gains and losses on debt securities are the result of changes in market interest rates.

Deposits

Deposits are the Company’s principal funding source. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions, market competition, and the overall condition of the economy. For the year ended December 31, 2004, total average deposits increased $125.2 million. For the year ended December 31, 2003, total average deposits decreased $6.7 million.

The following table sets forth the average amount and the average rate paid by the Company by deposit category (dollars in thousands):

	Years ended December 31,
	2004			2003			2002
	Average Amount	Average Rate	% of Total	Average Amount	Average Rate	% of Total	Average Amount	Average Rate	% of Total
Non-interest-bearing demand deposits	$178,283	-	16.8%	$160,438	-	17.2%	$149,640	-	15.9%
NOW accounts	123,992	0.28%	11.7	110,011	0.30%	11.8	99,007	0.50%	10.5
Money market deposits	257,361	1.19	24.3	215,531	1.04	23.1	220,235	1.43	23.4
Savings	132,577	0.40	12.5	129,771	0.48	13.9	124,604	0.92	13.2
Time deposits	367,827	2.58	34.7	319,101	2.82	34.0	348,074	3.71	37.0
TOTAL	$1,060,040	1.27%		$934,852	1.30%		$941,560	1.88%

For the year ended December 31, 2004, average non-interest bearing demand deposits increased $17.8 million, as the Company continued to target business deposit growth. Non-interest bearing demand deposits represent 16.8% of the Company’s average deposit portfolio at December 31, 2004 compared to 17.2% at December 31, 2003.

Average NOW accounts increased $14.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. At December 31, 2004, NOW accounts represent 11.7% of the Company’s average total deposits compared to 11.8% at December 31, 2003.

Average money market deposits increased $41.8 million for the year ended December 31, 2004. At December 31, 2004, average money market balances of the Company represented 24.3% of average total deposits compared to 23.1% at December 31, 2003 and 23.4% at December 31, 2002. Average savings balances increased $2.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Average savings balances represent 12.5% of average total deposits at December 31, 2004 compared to 13.9% at December 31, 2003 and 13.2% at December 31, 2002.

Average time deposit balances increased $48.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, as the Company increased its dependence on time deposits at rates competitive with alternative sources of funding for its loan growth. During 2004, average time deposits represented 34.7% of average total deposits compared to 34.0% for 2003 and 37.0% for 2002.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows (dollars in thousands).

3 month or less	$26,785
Over 3 through 6 months	29,506
Over 6 through 12 months	59,582
Over 12 months	47,985
TOTAL	$163,858

Approximately 11.1% of the Company’s total assets at December 31, 2004 were supported by time deposits with balances in excess of $100,000 as compared to 8.7% at December 31, 2003.

Other Funding Sources

Other funding sources including short-term borrowings, notes payable, and long-term debt, were $270.8 million at December 31, 2004 compared to $288.6 million at December 31, 2003. Short-term borrowings include securities sold under agreement to repurchase, Federal Home Loan Bank advances with remaining maturities less than one year, and notes payable. See Note “Federal Home Loan Bank advances and other Short-Term Borrowings” in the Notes to the Consolidated Financial Statements for additional information. Long-term debt includes Federal Home Loan Bank advances with remaining maturities with more than one year, subordinated debt, and trust preferred securities. See Note “Long-term Debt” in the Notes to the Consolidated Financial Statements for additional information. See the table below for specific disclosures required for certain short-term borrowings (dollars in thousands).

	December 31,
	2004	2003	2002
Securities sold under agreement to repurchase:
Balance at end of year	$143,724	$175,593	$126,637
Average amounts outstanding during year	$191,810	$166,444	$87,152
Maximum month-end amount outstanding	$325,071	$236,406	$126,637
Average interest rate on amounts outstanding during year	1.50%	1.67%	2.64%
Average interest rate on amounts outstanding at end of year	2.40%	1.65%	2.46%

Federal Home Loan Bank advances:
Balance at end of year	$67,300	$67,800	$92,400
Average amounts outstanding during year	$67,575	$76,142	$55,332
Maximum month-end amount outstanding	$67,800	$77,400	$92,400
Average interest rate on amounts outstanding during year	4.66%	4.11%	4.89%
Average interest rate on amounts outstanding at end of year	4.43%	4.60%	3.44%

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

The Company’s primary use of funds is loan originations. During 2004, internally generated loans increased $60.9 million. Growth in commercial real estate loans was offset by declines in commercial, mortgage, and consumer loans. Other uses of funds were to reduce securities sold under agreement to repurchase by $31.9 million, pay dividends of $4.0 million, purchase $3.0 million of premises and equipment, and purchase $6.9 million of treasury stock. Sources of funds came from an increase of $54.8 million in deposits, a $6.4 million increase in cash provided by operating activities, proceeds of $14.7 million from the sale of trust preferred securities, proceeds of $6.9 million from the sale, repayment, and maturity, net of purchases of investment securities, and $1.4 million from the exercise of stock options.

Cash and cash equivalents are generally the Company’s most liquid assets. The Company’s level of operating, financing, and investing activities during a given period impact the resultant level of cash and cash equivalents reported. The Company had liquid assets of $55.0 million and $78.4 million at December 31, 2004 and 2003, respectively. Liquid assets in excess of necessary cash reserves are generally invested in short-term investments such as federal funds sold, commercial paper, and interest-earning deposits.

Interest Rate Sensitivity

Interest rate risk is an inherent part of the banking business as financial institutions gather deposits and borrow funds to finance interest-earning assets. Interest rate risk results when the timing of repricing of rates paid on deposits and other borrowings does not coincide with the timing of repricing of interest-earning assets. Interest rate risk management seeks to avoid fluctuations in net interest margins during periods of changing interest rates. The following table shows the estimated repricing time frames, including maturity structure for fixed rate instruments, of the Company’s interest-earning assets and interest-bearing liabilities for three different independent and cumulative time intervals as of December 31, 2004 (dollars in millions). For purposes of presentation in the following table, the Company used the national deposit decay rate assumptions published by the Office of the Comptroller of the Currency as of December 31, 2004, which, for NOW accounts, money market accounts, and savings deposits in the one year or less category were 0%, 50%, and 50%, respectively. Although the actual repricing of certain assets and liabilities may not coincide fully with the table, the repricing opportunities listed indicate a slightly (14.4% of earning assets) asset sensitive position in the cumulative one year time frame. This would normally indicate that during periods of rising interest rates, the Company’s net interest margins would expand in the near term and during periods of declining interest rates the margin would decrease in the first year.

	0-30 days	31-90 days	91-365 days	Total 0-365 days
ASSETS
Loans
Fixed	$20.0	$13.0	$74.3	$107.3
Variable	547.6	0.0	0.0	547.6
Investments	75.2	25.7	56.4	157.3
Federal Funds	15.0	0.0	0.0	15.0
Total	$657.8	$38.7	$130.7	$827.2
LIABILITIES
Savings and NOW deposits	$5.2	$10.4	$46.6	$62.2
Time deposits	19.1	49.9	182.3	251.3
Money market deposits	12.0	24.0	108.1	144.1
Other interest-bearing liabilities	59.2	100.0	19.1	178.3
Total	$95.5	$184.3	$356.1	$635.9
Interest sensitivity gap	$562.3	$(145.6)	$(225.4)	$191.3
Cumulative interest sensitivity gap	562.3	416.7	191.3	191.3
Cumulative interest sensitivity gap as a percentage of total earning assets	42.2%	31.3%	14.4%	14.4%
Cumulative total interest-earning assets as a percentage of cumulative interest-bearing liabilities	688.6%	248.9%	130.1%	130.1%

At December 31, 2004, interest sensitive assets and interest sensitive liabilities subject to repricing within a cumulative one year time frame, as a percentage of total earning assets, were 62.1% and 47.7%, respectively. Variable rate loans and maturing fixed rate loans and investments are the primary interest sensitive assets repricing within one year. Time deposits, money market deposits, and repurchase agreements are the most significant liabilities subject to repricing within one year.

Capital Resources

Total shareholders’ equity was $114.9 million, $112.2 million, and $104.9 million at December 31, 2004, 2003, and 2002, respectively. The increase of $2.8 million in 2004 was primarily due to net income of $14.1 million and the exercise of stock options of $1.4 million, offset by a decrease in tax-effected unrealized gains in the Company’s investments portfolio of $2.6 million, dividends paid of $4.0 million, and the repurchase of 238,500 shares of its common stock in the open market at an average price of $29.02 at a total cost of $6.9 million. The increase of $7.3 million in 2003 was primarily due to net income of $12.3 million and the exercise of stock options of $1.6 million, offset by a decrease in tax-effected unrealized gains in the Company’s investments portfolio of $2.8 million, dividends paid of $3.5 million, and the repurchase of 25,000 shares of its common stock in the open market at an average price of $24.84 at a total cost of $0.6 million.

Total dividends declared were $4.0 million in 2004, $3.5 million in 2003, and $3.5 million in 2002. The Company maintained a cash dividend declared amount of $0.60 per share in 2004, $0.52 per share in 2003, and $0.48 per share in 2002.

Total assets increased 1.6% in 2004 compared to 2003 primarily due to the growth of the loan portfolio. Total assets increased 10.3% in 2003 compared to 2002 primarily due to the acquisition of Lakes Region Bancorp and Hawthorn Corporation. Acquisitions and asset growth, coupled with the Company’s stock repurchase program and Dutch Auction tender offer, impacted the average equity to asset ratios of 7.51%, 8.26%, and 9.14% in the years 2004, 2003, and 2002, respectively.

There are certain regulatory constraints which affect the Company’s capital levels. At December 31, 2004, the Company’s actual regulatory amounts and ratios exceeded those necessary to be defined as “well capitalized” under regulatory framework. See Notes to the Consolidated Financial Statements for additional explanation of these regulatory constraints.

Impact of Inflation and Changing Prices

The Company’s Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time impacted by inflation. The impact of inflation is reflected in the Company’s other expenses which tend to rise during periods of general inflation. The majority of the Company’s assets and liabilities are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Consequently, interest rates have a greater impact on the Company’s performance than do the general levels of inflation. Management believes the most significant impact on the Company’s financial results is its ability to react to interest rate changes and endeavors to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide fluctuations in the Company’s net interest margin.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the Notes to the Consolidated Financial Statements (dollars in thousands).

	Payments Due In
	One year or less	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity (a)	$253,256	$96,662	$15,901	$9,530	$375,349
Consumer and brokered certificates of deposits (a)(b)	54,648	27,455	-	-	82,103
Federal funds borrowed and security repurchase agreements (a)	107,839	34,550	1,335	-	143,724
Borrowed funds (a)	47,490	8,100	7,500	20,000	83,090
Long-term debt (a)	-	-	-	44,000	44,000
Operating leases	492	632	363	47	1,534
Purchase obligations	589	-	-	-	589
(a) Excludes interest
(b) Excludes unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, capital expenditures, and the outsourcing of certain operational activities.

Executive Employment and Consulting Agreement. The Company has an Executive Employment and Consulting Agreement with Jerome J. Holz, Chairman Emeritus of the Board of the Company. For further discussion or additional information see the Loans to Related Parties and Related Party Agreements note in the Notes to the Consolidated Financial Statements.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in the Notes to the Consolidated Financial Statements (dollars in thousands).

	One year or less	One to three years	Three to five years	Over five years	Total
Commitments to extend credit:
Commercial	$139,278	$48,925	$8,222	$68	$196,493
Residential real estate	6,522	2,895	-	-	9,417
Revolving home equity and credit card lines	5,399	18,958	32,077	-	56,434
Other	2,701	5	-	-	2,706
Letters of credit	12,306	2,118	3,746	-	18,170
Net commitments to sell mortgage loans and mortgage backed securities	3,130	-	-	-	3,130

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contingent Liabilities. The Company may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in the Notes to the Consolidated Financial Statements.

Other Off-Balance Sheet Arrangements. The Company has entered into two derivative contracts under which the Company is required to either receive cash from or pay cash to a counterparty. The first instrument, which serves as a hedge to a fixed-rate loan, has a notional amount of $3.8 million and requires the Company to pay a fixed rate and receive a floating rate, with monthly settlements. Changes in the fair value of the interest rate swap are expected to offset changes in the fair market value of the fixed rate loan due to changes in the one-month LIBOR swap rate, the designated benchmark interest rate. The second instrument, which serves as a hedge to a variable-rate borrowing, has a notional amount of $15.0 million and requires the Company to pay a variable rate and receive a fixed rate, with quarterly settlements. Changes in the cash flows of the interest rate swap are expected to offset changes in the cash flows of the variable rate borrowing due to changes in the three-month LIBOR swap rate, the designated benchmark interest rate.

Report of Management

The management of State Financial Services Corporation is responsible for the preparation and integrity of the Consolidated Financial Statements and other financial information included in this Annual Report. The financial statements have been prepared in accordance with United States generally accepted accounting principles and include amounts that are based upon informed judgements and estimates by management. The other financial information in this Annual Report is consistent with the financial statements.

The Company maintains a system of controls and management believes that the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policies and procedures and that the accounting records may be relied on as a basis for preparation of the financial statements and other financial information.

The Company’s independent auditors were engaged to perform an audit of the Consolidated Financial Statements, and the auditor's report expresses their opinion as to the fair presentation of the consolidated financial statements in conformity with United States generally accepted accounting principles.

The Audit Committee of the Board of Directors, comprised of directors who are not employees of the Company, meets with management and the independent auditors to discuss the adequacy of the internal accounting controls. The independent auditors have full and free access to the Audit Committee.

By: /s/ Michael J. Falbo

Michael J. Falbo
Chairman of the Board and Chief Executive Officer

By: /s/ Daniel L. Westrope

Daniel L. Westrope
Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary

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

Interest rate risk (“IRR”) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can significantly impact the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

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

The following table sets forth information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004 (dollars in thousands). The Company had derivative financial instruments as set forth in Derivative Instruments in Note 1 of the Consolidated Financial Statements and shown below. The Company had no financial instruments in its trading portfolio at December 31, 2004. The expected maturity date values for loans, mortgage backed securities, and investment securities were calculated adjusting the underlying instrument’s contractual maturity date for prepayment expectations. Expected maturity date values for interest-bearing deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to maturity dates are more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Quantitative Disclosures of Market Risk

	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/04
Rate sensitive assets:
Fixed rate loans	$103,024	$104,213	$99,434	$39,939	$31,019	$12,556	$390,185	$385,035
Average interest rate	6.83%	6.39%	6.42%	6.29%	6.47%	6.79%	6.52%
Variable rate loans	$228,797	$98,958	$59,960	$73,529	$63,523	$23,193	$547,960	$547,960
Average interest rate	5.76%	5.66%	5.41%	5.49%	5.43%	6.06%	5.64%
Investment securities	$52,333	$30,902	$31,394	$42,593	$32,654	$197,477	$387,353	$387,357
Average interest rate	4.23%	5.26%	5.35%	4.37%	3.78%	4.48%	4.51%

Rate sensitive liabilities:
Savings & interest bearing checking	$529,281	-	-	-	-	-	$529,281	$529,281
Average interest rate	0.80%	-	-	-	-	-	0.80%
Time deposits	$253,265	$74,926	$21,736	$15,901	$9,452	$70	$375,350	$375,818
Average interest rate	2.38%	2.86%	3.61%	3.57%	3.61%	7.80%	2.63%
Variable rate borrowings	$270,814	-	-	-	-	-	$270,814	$270,814
Average interest rate	3.45%	-	-	-	-	-	3.45%

Rate sensitive derivative financial instruments:
Pay fixed / receive variable:						$3,822	$3,822	($10)
Average receive rate						1.49%	1.49%
Average pay rate						4.28%	4.28%
Index: 1 month LIBOR resets monthly
Pay fixed / receive variable:					$15,000		$15,000	($108)
Average receive rate					2.42%		2.42%
Average pay rate					4.02%		4.02%
Index: 3 month LIBOR resets quarterly

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is included on the following page.

Attestation Report of Ernst & Young, LLP, Independent Registered Accounting Firm

Board of Directors and Shareholders
State Financial Services Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that State Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). State Financial Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that State Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, State Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of State Financial Services Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.
By: /s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2005

Report of Ernst & Young LLP, Independent Registered Accounting Firm

Board of Directors and Shareholders
State Financial Services Corporation

We have audited the accompanying consolidated statements of financial condition of State Financial Services Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Financial Services Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Financial Services Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

By: /s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2005

State Financial Services Corporation and Subsidiaries
Consolidated Statements of Financial Condition
	December 31
	2004	2003
Assets
Cash and due from banks	$34,864,395	$55,824,050
Interest-bearing bank balances	5,170,383	4,399,723
Federal funds sold	14,968,937	18,144,353
Cash and cash equivalents	55,003,715	78,368,126
Investment securities:
Available-for-sale (at fair value)	387,077,866	397,061,108
Held-to-maturity (fair value of $279,511-2004 and $988,006-2003)	274,947	964,662
Loans (net of allowance for loan losses of $12,347,154-2004 and $10,706,350-2003)	922,668,520	863,323,685
Loans held for sale	3,129,775	1,900,438
Premises and equipment	32,941,598	32,918,853
Accrued interest receivable	5,690,553	5,246,660
Goodwill	35,354,252	37,626,045
Core deposit intangible	4,642,708	5,158,565
Bank owned life insurance	21,920,248	21,029,985
Other assets	7,178,719	9,331,295
Total Assets	$1,475,882,901	$1,452,929,422

Liabilities and Shareholders’ Equity
Deposits	1,083,866,755	1,029,113,124
Securities sold under agreement to repurchase	143,723,944	175,592,887
Federal Home Loan Bank advances	67,300,000	67,800,000
Note payable	15,790,000	16,200,000
Subordinated debt	14,000,000	14,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,000,000	15,000,000
Accrued expenses and other liabilities	4,137,478	21,071,418
Accrued interest payable	2,182,398	1,957,473
Total Liabilities	1,361,000,575	1,340,734,902

Shareholders’ Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; issued 9,623,301 shares in 2004 and 9,527,489 shares in 2003, outstanding 6,900,461 shares in 2004 and 7,043,149 shares in 2003	962,330	952,749
Additional paid-in capital	86,885,929	84,739,420
Retained earnings	73,313,612	63,152,966
Accumulated other comprehensive income	1,054,948	3,763,835
Unearned shares held by ESOP	(3,981,303)	(3,981,360)
Treasury stock-2,722,840 shares in 2004 and 2,484,340 shares in 2003	(43,353,190)	(36,433,090)
Total Shareholders’ Equity	114,882,326	112,194,520
Total Liabilities and Shareholders’ Equity	$1,475,882,901	$1,452,929,422

See accompanying notes to consolidated financial statements.

State Financial Services Corporation and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002
Interest income:
Loans	$53,689,280	$46,947,262	$47,119,572
Investment securities:
Taxable	14,956,779	14,062,707	17,887,812
Tax-exempt	2,184,955	2,274,852	2,707,780
Federal funds sold and other short-term investments	175,343	141,074	472,867
Total interest income	71,006,357	63,425,895	68,188,031
Interest expense:
Deposits	13,399,036	12,198,322	17,676,849
Securities sold under agreements to repurchase	2,882,915	2,775,207	721,078
Federal Home Loan Bank advances	3,149,424	3,130,450	2,296,563
Other borrowings	2,511,890	1,196,859	2,704,948
Total interest expense	21,943,265	19,300,838	23,399,438
Net interest income	49,063,092	44,125,057	44,788,593
Provision for loan losses	2,381,000	2,625,000	2,400,000
Net interest income after provision for loan losses	46,682,092	41,500,057	42,388,593
Other income:
Service charges on deposit accounts	3,220,661	2,849,346	2,625,713
ATM and merchant services	997,129	2,069,567	3,056,944
Security commissions and management fees	626,978	448,227	468,254
Investment securities gains, net	1,064,631	565,017	509,180
Gain on sale of loans	1,667,160	4,418,990	3,151,300
Bank owned life insurance income	890,263	1,269,928	258,387
Gain on sale of merchant processing	-	1,320,000	-
Other	2,787,237	1,828,658	2,287,917
	11,254,059	14,769,733	12,357,695
Other expenses:
Salaries and employee benefits	18,148,386	18,874,600	18,563,570
Net occupancy expense	2,994,110	2,739,638	2,702,797
Equipment rentals, depreciation and maintenance	4,102,622	3,932,303	3,826,646
Data processing	2,446,549	2,041,591	2,170,150
Legal and professional	1,681,934	2,116,477	1,901,249
Advertising	1,410,083	1,064,811	1,130,759
ATM and merchant services	260,696	1,267,075	2,140,395
Delivery and postage	918,694	831,928	988,267
Telephone	670,034	790,518	735,167
Other	4,993,365	5,031,645	4,640,572
	37,626,473	38,690,586	38,799,572
Income before income taxes	20,309,678	17,579,204	15,946,716
Income taxes	6,168,922	5,240,450	4,793,893
Net income	$14,140,756	$12,338,754	$11,152,823

Basic earnings per share	$2.12	$1.84	$1.52
Diluted earnings per share	2.07	1.80	1.51

See accompanying notes to consolidated financial statements.

State Financial Services Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Treasury Stock	Total
Balance at January 1, 2002	$1,010,877	$94,797,858	$46,587,268	$2,302,673	$(4,473,357)	$(33,865,219)	$106,360,100
Comprehensive income:
Net income	-	-	11,152,823	-	-	-	11,152,823
Change in net unrealized gain on securities available-for-sale, net of deferred income tax liability of $2,171,554	-	-	-	4,215,372	-	-	4,215,372
Total comprehensive income	-	-	11,152,823	4,215,372	-	-	15,368,195
Cash dividends declared -$0.48 per share	-	-	(3,451,766)	-	-	-	(3,451,766)
Issuance of 13,247 shares under stock plans	1,325	106,286	-	-	-	-	107,611
Repurchase of 715,695 shares	(71,570)	(11,737,398)	-	-	-	-	(11,808,968)
Purchase of 136,300 shares of treasury stock	-	-	-	-	-	(1,946,871)	(1,946,871)
ESOP shares earned	-	(8,938)	-	-	313,297	-	304,359
Balance at December 31, 2002	$940,632	$83,157,808	$54,288,325	$6,518,045	$(4,160,060)	$(35,812,090)	$104,932,660
Comprehensive income:
Net income	-	-	12,338,754	-	-	-	12,338,754
Change in net unrealized gain on securities available-for-sale, net of deferred income tax benefit of $1,418,839	-	-	-	(2,754,210)	-	-	(2,754,210)
Total comprehensive income	-	-	12,338,754	(2,754,210)	-	-	9,584,544
Cash dividends declared -$0.52 per share	-	-	(3,474,113)	-	-	-	(3,474,113)
Issuance of 121,168 shares under stock plans	12,117	1,546,562	-	-	-	-	1,558,679
Purchase of 25,000 shares of treasury stock	-	-	-	-	-	(621,000)	(621,000)
ESOP shares earned	-	35,050	-	-	178,700	-	213,750
Balance at December 31, 2003	$952,749	$84,739,420	$63,152,966	$3,763,835	$(3,981,360)	$(36,433,090)	$112,194,520
Comprehensive income:
Net income	-	-	14,140,756	-	-	-	14,140,756
Fair market value adjustment on cash flow hedges, net of deferred income tax benefit of $42,492	-	-	-	(65,906)	-	-	(65,906)
Change in net unrealized gain on securities available-for-sale, net of deferred income tax benefit of $1,348,358	-	-	-	(2,642,981)	-	-	(2,642,981)
Total comprehensive income	-	-	14,140,756	(2,708,887)	-	-	11,431,869
Cash dividends declared -$0.60 per share	-	-	(3,980,110)	-	-	-	(3,980,110)
Issuance of 95,812 shares under stock plans	9,581	1,394,067	-	-	-	-	1,403,648
Purchase of 238,500 shares of treasury stock	-	-	-	-	-	(6,920,100)	(6,920,100)
ESOP shares earned	-	752,442	-	-	57	-	752,499
Balance at December 31, 2004	$962,330	$86,885,929	$73,313,612	$1,054,948	$(3,981,303)	$(43,353,190)	$114,882,326
See accompanying notes to consolidated financial statements.

State Financial Services Corporation and Subsidiaries Consolidated Statements of Cash Flows
	Year ended December 31
	2004	2003	2002
Operating activities:
Net income	$14,140,756	$12,338,754	$11,152,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,381,000	2,625,000	2,400,000
Depreciation	2,971,835	2,816,181	2,793,799
Amortization of premiums and accretion of discounts on investment securities	822,795	1,087,088	2,295,880
Amortization of deferred loan (fees) costs	(821,356)	(197,255)	275,433
Deferred income tax provision	(2,203,817)	(481,484)	(508,000)
Market adjustment for committed ESOP shares	752,442	35,050	(8,938)
Income from bank owned life insurance	(890,263)	(771,597)	(258,388)
Net change in loans held for sale	(1,229,337)	29,849,697	(8,558,002)
Decrease (increase) in accrued interest receivable	(443,893)	3,204,294	(2,189,866)
Increase (decrease) in accrued interest payable	224,925	(476,402)	(257,771)
Realized investment securities gains	(1,064,631)	(565,017)	(509,180)
Other	(8,207,444)	6,132,808	2,094,206
Net cash provided by operating activities	6,433,012	55,597,117	8,721,996

Investing activities:
Proceeds from maturities or principal payments of investment securities held-to-maturity	690,001	541,500	400,499
Purchases of securities available-for-sale	(729,849,501)	(743,840,849)	(395,815,592)
Proceeds from maturities and sales of investment securities available-for-sale	736,082,953	778,010,634	238,174,475
Net decrease (increase) in loans	(60,904,479)	(55,402,615)	15,949,531
Net purchases of premises and equipment	(2,994,580)	(4,998,793)	(1,889,044)
Business acquisitions, net of cash acquired of $13,655,541 in 2003	-	(4,772,378)	-
Purchase of bank owned life insurance	-	-	(20,000,000)
Net cash used in investing activities	(56,975,606)	(30,462,501)	(163,180,131)

Financing activities:
Net increase (decrease) in deposits	54,753,631	(32,381,535)	(13,585,066)
Repayment of notes payable	(24,760,000)	(14,710,000)	(1,700,000)
Proceeds of notes payable	24,350,000	26,610,000	1,747,224
Proceeds from trust preferred securities	14,700,000	-	15,000,000
Net decrease in guaranteed ESOP obligation	57	178,700	313,297
Increase (decrease) in securities sold under agreements to repurchase	(31,868,943)	48,955,974	108,049,961
Federal Home Loan Bank repayments	(500,000)	(35,400,000)	-
Federal Home Loan Bank advances	-	5,000,000	24,700,000
Cash dividends paid on common stock	(3,980,110)	(3,474,113)	(3,451,766)
Proceeds (repayments) of federal funds purchased	-	(10,000,000)	10,000,000
Purchase of treasury stock	(6,920,100)	(621,000)	(1,946,871)
Repurchase of common stock	-	-	(11,808,968)
Proceeds from exercise of stock options and restricted stock awards	1,403,648	1,558,679	107,611
Net cash provided by (used in) financing activities	27,178,183	(14,283,295)	127,425,422
Increase (decrease) in cash and cash equivalents	(23,364,411)	10,851,321	(27,032,713)
Cash and cash equivalents at beginning of year	78,368,126	67,516,805	94,549,518
Cash and cash equivalents at end of year	$55,003,715	$78,368,126	$67,516,805
Supplementary information:
Interest paid	$21,718,340	$19,535,076	$23,657,209
Income taxes paid	6,577,762	4,693,092	5,606,836
Conversion of mortgage loans into fixed rate securities	-	-	101,567,223
See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

Securities classified as held-to-maturity are reported at amortized cost as management has the intent and ability to hold the securities to maturity.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage related securities, over the estimated life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments and is included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net investment securities gains and losses. Gains and losses on the sale of securities are recorded on the trade date basis and are determined using the specific identification method.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The Company grants commercial, commercial real estate, real estate mortgage, and consumer loans to customers. The loan portfolio is represented by loans throughout Wisconsin and Illinois. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area. Loans are generally reported at the principal amount outstanding.

It is the policy of the Company to review each credit in order to determine an adequate level of collateral to obtain prior to making a loan. The type of collateral, when required, will vary in ranges from liquid assets to real estate. The Company’s access to collateral, in the event of a borrower default, is assured through adherence to state lending laws and the Company’s lending standards and credit monitoring procedures. There are no significant concentrations of loans where the customers’ ability to honor loan terms are dependent upon a single economic sector.

Interest income on loans is accrued on the unpaid principal balance. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and/or when, in the opinion of management, full collection is questionable. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in the prior year is charged to the allowance for loan losses. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment regarding the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the related loan yield. The Company generally amortizes these amounts using the level-yield method over the contractual life of the related loans. Fees related to standby letters of credit are recognized over the commitment period.

Loans Held for Sale

Loans held for sale consist of residential mortgages and are carried at the lower of cost or aggregate market value as determined by aggregate outstanding commitments from investors or current investor yield requirements.

Allowance for Loan Losses

The allowance for loan losses (the “allowance”) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is composed of specific and general valuation allowances. Management maintains the allowance using an allocation methodology, plus an unallocated portion, as determined by economic conditions and other qualitative and quantitative factors affecting the loan portfolio. Management allocates the allowance by internally determined risk ratings. Commercial loan allocations are based on ongoing reviews of individual loans, loan types and industries. Mortgage and consumer loan allocations are based primarily on analysis of historical loss and delinquency trends. Minimum loss factors for criticized loan categories are consistent with regulatory agency factors. Loss factors for non-criticized loan categories are based primarily on loan type, historical loss experience, and industry statistics.

Financial Accounting Standards Board Statement No. 114 defines a loan as impaired if, based on current information or events, it is probable that a creditor will not be able to collect all amounts (both contractual principal and interest) due in accordance with the terms of the original loan agreement. Impairment is measured as the amount the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate, or the fair value of the underlying collateral. The Company establishes specific valuation allowances on loans considered impaired equal to the amount of the impairment. Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

General valuation allowances are based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified loans; current economic conditions; volume, growth, concentrations, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; peer group comparisons; regulatory guidance; and other relevant factors. These risk components are evaluated in determining loss factors which are then applied toward the Company’s internally graded loans in calculating general valuation allowances. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management may transfer reserves between specific and general valuation allowances as considered necessary.

The allowance reflects management’s best estimate of the reserves needed to provide for the estimated losses in the portfolio. The allowance is evaluated on a regular basis by management on a risk model developed and implemented by management. Actual results could differ from estimates and future additions to the allowance may be necessary based on unforeseen changes in economic conditions and as more information becomes available. In addition, federal regulators annually review the loan portfolio and the allowance. Such regulators have the authority to require the Company to recognize additions to the allowance at the time of their examination.

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

Derivative Instruments

The Company enters into certain derivative transactions as part of its overall interest rate risk management process. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires a company to recognize all derivative instruments at fair value on its statement of financial condition. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the hedged asset or liability on the consolidated statements of financial condition with corresponding offsets recorded in the consolidated statements of income. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives, included in a fair value hedge relationship, are recorded as offsets to the related interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated statements of financial condition as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the consolidated statements of income in the period that the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge methods, any ineffective portion of the hedge is recognized immediately in the consolidated statements of income. The Company discontinues hedge accounting prospectively when it is determined the derivative is no longer effective in offsetting changes in the fair value of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is determined the derivative no longer qualifies as an effective hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.

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

The Company designated the current interest rate swaps outstanding as fair value and cash flow hedges that qualify for “short-cut” treatment because the critical terms of the derivative and the hedged item are the same. Accordingly, the Company does not anticipate ineffectiveness arising from differences between the fair value of the hedged item and the fair value of the swap. The hedges are monitored on a quarterly basis to verify there have been no changes in the derivative or the hedged item that would invalidate this conclusion. The Company does not hold or issue derivative financial instruments for trading purposes.

The following table summarizes the Company’s fair value and cash flow hedges at December 31, 2004 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)
Fixed Rate Loan	Receive Variable Swap	$3,822	$(10)	8.00
Variable Rate Borrowing	Pay Fixed Swap	$15,000	$(108)	4.33

Mortgage Servicing Rights

The Company originates and sells mortgage loans with servicing rights released. Income from the sale of the servicing rights is included in gain on sale of loans in the Consolidated Statements of Income.

Impairment of Long-Lived Assets

Long-lived depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the consolidated statements of income.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under lines of credit and letters of credit. Such financial instruments are recorded when they are funded.

Goodwill and Core Deposit Intangible Assets

The excess of the purchase price over the fair value of net assets of companies acquired is recorded as goodwill. Goodwill is not amortized, but is subject to annual impairment testing and interim testing if facts and circumstances suggest it may be impaired. If this review indicates there is impairment, the carrying amount of goodwill is reduced by the difference between the implied fair value and the carrying value of goodwill and the amount of impairment is recorded to operating expense.

The Company has performed the required impairment tests of goodwill as of October 31, 2003 and October 31, 2004. As a result of these tests, the Company has determined there is no impairment to its goodwill. The Company will perform the required impairment tests of goodwill annually to determine what the effect of these tests will be, if any, on the earnings and financial position of the Company.

Core deposit intangible assets have finite lives and are amortized on a straight-line basis to expense over the estimated useful lives, generally ten years. The Company reviews core deposit intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded. The weighted average amortization period of the remaining core deposit intangible assets is nine years at December 31, 2004. Expected annual amortization expense is approximately $516,000 per year for the next five years. A summary of core deposit intangible assets is as follows:

	December 31,
	2004	2003
Gross carrying amount at beginning of year	$5,158,565	$-
Accumulated amortization	515,857	-
Net book value at end of year	$4,642,708	$5,158,565
Additions during the year	$-	$5,158,565
Amortization during the year	$515,857	$-

Bank Owned Life Insurance (BOLI)

The Company purchased bank owned life insurance on the lives of certain officers. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies and insurance proceeds received are recorded in non-interest income, and are not subject to income taxes, as long as the Company has the intent and ability to hold the policies until expiration.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate.

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

The denominators for the earnings per share amounts are as follows:

	2004	2003	2002
Basic:
Weighted-average number of shares outstanding	6,939,369	6,992,321	7,685,460
Less: weighted-average number of unearned ESOP shares	(281,237)	(302,523)	(346,781)
Denominator for basic earnings per share	6,658,132	6,689,798	7,338,679
Fully diluted:
Denominator for basic earnings per share	6,658,132	6,689,798	7,338,679
Add: assumed conversion of stock options using the treasury stock method	179,854	169,759	64,882
Denominator for fully diluted earnings per share	6,837,986	6,859,557	7,403,561

Stock-Based Compensation

The Company follows Accounting Principles Board (“APB”) Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company’s pro forma information regarding net income and net income per share has been determined as if these options had been accounted in accordance with the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

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

In determining compensation expense in accordance with SFAS No. 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002.

	Year ended December 31,
	2004	2003	2002
Expected life of options	6.20 years	6.75 years	6.75 years
Risk-free interest rate	3.4%	3.6%	1.6%
Expected dividend yield	2.2%	2.2%	3.0%
Expected volatility factor	17.56%	26.90%	15.77%

Pursuant to SFAS No. 123 disclosure requirements, pro forma net income and earnings per share are presented below as if compensation cost for stock options was determined under the fair value method and amortized to expense over the options’ vesting period, which is generally three years. The Company’s pro forma information is as follows:

	Year ended December 31,
(Thousands, except per share data)	2004	2003	2002
Net income, as reported	$14,141	$12,339	$11,153
Pro forma compensation expense
in accordance with SFAS No. 123, net of tax	(435)	(195)	(241)
Pro forma net income	$13,706	$12,144	$10,912

Net income per common share, as reported:
Basic	$2.12	$1.84	$1.52
Diluted	$2.07	$1.80	$1.51

Pro forma net income per common share:
Basic	$2.06	$1.81	$1.49
Diluted	$2.00	$1.77	$1.47

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are adjusted regularly to amounts estimated to be receivable or payable based on current tax law and the Company’s tax status. Valuation allowances are established for deferred tax assets for amounts for which it is more likely than not that they will be realized.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired businesses are included in the income statement from the date of acquisition.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123 (R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Statement 123 (R) is effective for interim and annual reporting periods beginning after June 15, 2005. We expect to adopt Statement 123 (R) beginning on July 1, 2005.

Statement 123 (R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date or a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123 (R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it depends on the levels of share-based payments granted in the future. However, had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulleting No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), to advise registrants of the staff’s view that fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement of Financial Accounting Standards (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, should not take into consideration the expected future cash flows related to the associated servicing of the future loan. The staff indicated its belief that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The staff noted that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22 including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by SFAS 107, SFAS 133, and Item 305 of Regulation S-K, Qualitative and Quantitative Disclosures about Market Risk.

SAB 105 does not explicitly require banks that apply derivative accounting to their loan commitments to treat the loan commitments only as liabilities. Rather, the staff appears to be deferring to the FASB to address this aspect of the fair value issue in its loan commitment project.

The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff has stated that it will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31,2004, with appropriate disclosures.

The issuance of SAB 105 has not had a material impact on the Company’s financial position or results of operations as the loan commitments are generally not accounted for as derivatives.

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

With the release of EITF 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). EITF 03-1-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FASB Staff Position (“FSP”) providing implementation guidance is issued. The disclosure requirements of the EITF 03-1 remain in effect. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

2. Subsequent Event

On January 13, 2005, the Company acquired an 80% interest in M2 Lease Funds, LLC (“M2”) for $3.6 million in cash. M2 has offices in Brookfield and Madison, Wisconsin and is engaged in the business of leasing, primarily machinery and equipment, to commercial and industrial businesses accounted for as direct financing lease contracts.

3. Acquisitions

On December 6, 2003, the Company acquired Hawthorn Corporation (“Hawthorn”) and its wholly-owned subsidiary Hawthorn Bank, Mundelein, Illinois. The Company purchased all of the outstanding common stock of Hawthorn for $6.4 million in cash. This “in-market” acquisition increased the Company’s share of the Illinois banking market. Hawthorn Bank has been merged into State Financial Bank, N.A.

On December 6, 2003, the Company acquired Lakes Region Bancorp, Inc. (“Lakes Region”) and its wholly-owned subsidiary Anchor Bank, Grayslake, Illinois. The Company purchased all of the outstanding common stock of Lakes Region for $13.4 million in cash. This “in-market” acquisition increased the Company’s share of the Illinois banking market. Anchor Bank has been merged into State Financial Bank, N.A.

Application of purchase accounting requires the inclusion of Hawthorn’s and Lakes Region’s operating results in the consolidated statements of income from the date of acquisition. Accordingly, Hawthorn’s and Lakes Region’s operating results are included in the Company’s consolidated statement of income for twelve months ended December 31, 2004 and the period December 6, 2003 through December 31, 2003 are included in the Company’s consolidated statement of income for twelve months ended December 31, 2003. Hawthorn’s and Lakes Region’s financial condition is included in the Company’s consolidated balance sheet dated December 31, 2004 and December 31, 2003.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

	Hawthorn	Lakes Region	Total
Cash and due from banks	$3,191	$1,291	$4,482
Investments	14,544	8,482	23,026
Net loans	17,337	89,044	106,381
Other assets	774	170	944
Core deposit intangible	1,381	3,777	5,158
Goodwill	2,844	7,317	10,161
Total assets acquired	40,071	110,081	150,152

Deposits	33,241	86,984	120,225
Long-term debt	300	4,093	4,393
Other liabilities	134	5,608	5,742
Total liabilities assumed	33,675	96,685	130,360
Net assets acquired	$6,396	$13,396	$19,792

On a pro forma basis, total income, net income, basic and fully diluted earnings per share for the twelve months ended December 31, 2003 and December 31, 2002, after giving effect to the acquisition of Hawthorn and Lakes Region as if it had occurred on January 1, 2002 are as follows (dollars in thousands):

	Year ended December 31,
	2003	2002
Interest income	$70,613	$75,865
Interest expense	21,961	26,691
Net interest income	48,652	49,174
Provision for loan losses	2,706	2,568
Other income	15,218	12,877
Other expense	44,517	43,634
Net income before tax	16,647	15,849
Income taxes	5,350	4,841
Net income	11,297	11,008
Basic earnings per share	$1.69	$1.50
Diluted earnings per share	$1.65	$1.49

4. Restrictions on Cash and Due From Bank Accounts

State Financial Bank, N.A. (Bank) is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2004 and 2003 was approximately $3.7 million and $24.1 million, respectively.

5. Investment Securities

The amortized cost and estimated fair values of investment securities follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity
December 31, 2004:
Obligations of state and political subdivisions	$274,947	$4,564	$-	$279,511
December 31, 2003:
Obligations of state and political subdivisions	$804,662	$23,344	$-	$828,006
Other securities	160,000	-	-	160,000
	$964,662	$23,344	$-	$988,006

Available-for-Sale
December 31, 2004:
U.S. Treasury securities and obligations of U.S. government agencies	$55,241,465	$37,994	$(6,426)	$55,273,033
Obligations of state and political subdivisions	53,758,492	1,821,338	(138,940)	55,440,890
Mortgage-related securities	187,455,845	1,063,039	(1,769,495)	186,749,389
Other securities	88,910,626	952,730	(248,802)	89,614,554
	$385,366,428	$3,875,101	$(2,163,663)	$387,077,866
December 31, 2003:
U.S. Treasury securities and obligations of U.S. government agencies	$163,958,912	$315,478	$(396,132)	$163,878,258
Obligations of state and political subdivisions	53,970,537	2,447,034	(6,408)	56,411,163
Mortgage-related securities	78,194,762	2,006,153	(164,310)	80,036,605
Other securities	95,234,119	1,801,373	(300,410)	96,735,082
	$391,358,330	$6,570,038	$(867,260)	$397,061,108

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$51,914,076	$52,333,386
Due after one year through five years	224,947	229,351	136,538,736	137,317,909
Due after five years through ten years	50,000	50,160	97,467,296	97,906,014
Due after ten years	-	-	99,446,320	99,520,557
	$274,947	$279,511	$385,366,428	$387,077,866

Expected maturities may differ from contractual maturities because borrowers or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company’s investments in mortgage-related securities have been allocated to the various maturity categories based on expected maturities using current prepayment estimates.

Proceeds from sales of investments in available-for-sale securities were approximately $429.0 million, $375.2 million, and $84.7 million during 2004, 2003, and 2002 respectively. Gross gains of approximately $1.4 million, $0.7 million and $1.2 million were realized on the 2004, 2003, and 2002 sales, respectively. Gross losses of $0.4 million, $0.1 million, and $0.7 million were recognized on investment security sales in 2004, in 2003, and 2002, respectively.

At December 31, 2004, 2003, and 2002 investment securities with a carrying value of approximately $262.3 million, $243.0 million, and $165.2 million respectively, were pledged as collateral to secure repurchase agreements, public deposits and for other purposes.

A schedule of the changes in unrealized gains (losses) on available-for-sale securities is as follows:

	2004
	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount
Unrealized gains on available-for-sale securities	$(2,926,708)	$(930,916)	$(1,995,792)
Less: reclassification adjustment for gains realized in net income	(1,064,631)	(417,442)	(647,189)
Changes in unrealized gains	$(3,991,339)	$(1,348,358)	$(2,642,981)

	2003
	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount
Unrealized gains on available-for-sale securities	$(3,608,032)	$(1,197,296)	$(2,410,736)
Less: reclassification adjustment for gains realized in net income	(565,017)	(221,543)	(343,474)
Changes in unrealized gains	$(4,173,049)	$(1,418,839)	$(2,754,210)

	2002
	Before Tax Amount	Tax (Benefit) Expense	Net-of- Tax Amount
Unrealized gains on available-for-sale securities	$6,896,106	$2,371,203	$4,524,903
Less: reclassification adjustment for gains realized in net income	(509,180)	(199,649)	(309,531)
Changes in unrealized gains	$6,386,926	$2,171,554	$4,215,372

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004. The securities have an unrealized loss, relative to book carrying value due to a combination of factors, including interest rates, structure of the security, historical cost, and length to maturity. In no case is the loss position related to credit quality or considered to be other than temporary. The Company has both the intent and ability to hold these securities for a period of time necessary to recover their amortized cost (dollars in thousands). Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of U.S. government agencies	$1,739	$6	$-	$-	$1,739	$6
Obligations of state and political subdivisions	5,511	115	3,559	24	9,070	139
Mortgage-related securities	138,891	1,766	429	3	139,320	1,769
Other securities	200	2	14,125	247	14,325	249
Total temporarily impaired securities	$146,341	$1,889	$18,113	$274	$164,454	$2,163

6. Loans

A summary of loans outstanding at December 31, 2004 and 2003 is as follows:

	2004	2003
Commercial	$161,788,415	$165,637,395
Commercial real estate	587,611,665	478,686,923
Real estate mortgage	160,200,948	183,415,926
Consumer	24,632,936	41,586,583
Other	4,848,330	7,187,327
Total loans	939,082,294	876,514,154
Less:
Allowance for loan losses	12,347,154	10,706,350
Loans held for sale	3,129,775	1,900,438
Unearned income	936,845	583,681
Loans, net	$922,668,520	$863,323,685

7. Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years in the period ended December 31, 2004 are as follows:

	2004	2003	2002
Balance at beginning of year	$10,706,350	$8,805,000	$7,899,922
Allowance from acquired banks	-	919,427	-
Provision for loan losses	2,381,000	2,625,000	2,400,000
Charge-offs	(1,233,312)	(1,860,279)	(1,997,625)
Recoveries	493,116	217,202	502,703
Net charge-offs	(740,196)	(1,643,077)	(1,494,922)
Balance at end of year	$12,347,154	$10,706,350	$8,805,000

Management defines impaired loans as all commercial and commercial real estate loans on non-accrual. Large groups of homogeneous loans, including mortgage and consumer, are collectively evaluated for impairment, and therefore are not included in the impaired loan disclosure below. The average investment in impaired loans was $6.9 million, $8.3 million, and $7.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. The following is a summary of information pertaining to impaired and non-accrual loans.

	December 31,
	2004	2003
Impaired loans without a valuation allowance	$-	$5,451,424
Impaired loans with a valuation allowance	5,174,627	1,475,482
Total impaired loans	$5,174,627	$6,926,906

Valuation allowance related to impaired loans	$881,900	$512,500
Total non-accrual loans	6,767,000	10,332,000

8. Loans to Related Parties and Related Party Agreements

Loans to Related Parties

In the ordinary course of business the Bank extends credit to directors, principal shareholders and executive officers of the Bank, the Company and its subsidiaries, and to the related interests of the aforementioned persons. “Related interest,” means a company, or political or campaign committee, that is directly or indirectly controlled by a director, principal shareholder or executive officer. All of these individuals and related interests, collectively, are called insiders.

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

The combined balance of loans outstanding and commitments to lend to insiders as of December 31, 2004 and 2003 was $34.3 million and $27.0 million, respectively. The increase of $7.3 million for December 31, 2004 compared to December 31, 2003 was due to combined new advances of $10.5 million and combined repayments of $3.2 million.

Executive Employment and Consulting Agreement

The Company has an Executive Employment and Consulting Agreement with Jerome J. Holz, Chairman Emeritus of the Board of the Company. Under the agreement, Mr. Holz will serve as a consultant to the Company for life beginning January 1, 2001, and the Company will pay Mr. Holz an annual consulting payment of $225,000 (subject to downward adjustment) and provide supplemental Medicare insurance coverage and prescription medication coverage for each year during such consulting period. The agreement also provides that in the event of a change in control of the Company, Mr. Holz shall receive one lump sum payment equal to the then present value of the remaining consulting compensation for the remainder of Mr. Holz's then actuarial life expectancy. The agreement uses the same definition of a “change of control” as the transition agreements described under “Compensation of Executive Officers - Agreements with Named Executive Officers.”

9. Premises and Equipment

A summary of premises and equipment at December 31, 2004 and 2003, is as follows:

	Estimated Useful Lives	2004	2003
Buildings	39 years	$32,942,635	$30,525,250
Furniture and equipment	5 years	17,092,694	17,757,305
Leasehold improvements	5-15 years	4,711,064	3,602,843
		54,746,393	51,885,398
Less accumulated depreciation		(28,322,629)	(25,509,239)
Land		6,517,834	6,542,694
		$32,941,598	$32,918,853

The Company rents space for some of its banking facilities under operating leases. Certain leases include renewal options and provide for the payment of building operating expenses and additional rentals based on adjustments due to inflation. Rent expense under operating leases totaled approximately $627,000, $749,000, and $815,000 in 2004, 2003, and 2002, respectively.

Future minimum payments for the years indicated under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

2005	$492,000
2006	350,000
2007	282,000
2008	178,000
2009	185,000
Thereafter	47,000
$1,534,000

Minimum rentals for 2005-2007 include $110,000 each year for space used by the Company, which is leased from a partnership, two partners of which are also directors of the Company.

10. Deposits

The distribution of deposits at December 31 is as follows (dollars in thousands):

	December 31,
	2004	2003
Demand	$179,237	$180,873
Savings	240,990	253,202
Money market	288,291	233,003
Time deposits in excess of $100,000	163,858	126,127
Other time deposits	211,491	235,908
Total deposits	$1,083,867	$1,029,113

Aggregate annual maturities of all time deposits at December 31, 2004 are as follows (dollars in thousands):

2005	$253,256
2006	74,926
2007	21,736
2008	15,901
2009 and thereafter	9,530
$375,349

11. Federal Home Loan Bank advances and other Short-Term Borrowings

Federal Home Loan Bank and other Short-term borrowings at December 31, 2004 and 2003 are as follows:
	2004		2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Maturities of FHLB advances:
2004	-	-	$12,800,000	4.43%
2005	$31,700,000	4.53%	26,900,000	4.89
2006	2,000,000	4.68	2,000,000	4.68
2007	6,100,000	3.80	6,100,000	3.80
2009	7,500,000	4.16	-	-
2011	20,000,000	4.55	20,000,000	4.55
Total FHLB advances	$67,300,000	4.43	$67,800,000	4.60
Securities sold under repurchase agreements	$143,723,944	2.40	$175,592,887	1.65
Note payable	15,790,000	3.77	16,200,000	2.53
Total	$226,813,944	3.10%	$259,592,887	2.48%

The Company has a collateral pledge agreement with the FHLB whereby it agrees to pledge listed performing one-to-four family residential loans and multi-family loans with principal balances aggregating 143% of the outstanding FHLB advances. All stock in the Federal Home Loan Bank of Chicago, as well as certain securities, are also pledged as additional collateral for advances. The Company pledged as collateral loans of $94.9 million and securities of $14.7 million and loans of $89.4 million and securities of $14.6 million at December 31, 2004 and 2003, respectively.

The Company has a $40 million line of credit available through May 31, 2005, at 90-day LIBOR plus 1.35% with a financial institution. Outstanding advances under this line were approximately $15.8 million and $16.2 million on December 31, 2004 and December 31, 2003, respectively.

Securities sold under agreements to repurchase are entered into with customers and nationally recognized securities dealers. Securities sold under agreements to repurchase can have varying maturities. In exchange for the loan, the Company pledges designated collateral, which consists generally of investment securities, to the customer or securities dealer.

12. Long-term Debt

Long-term debt at December 31, 2004 and 2003 is summarized as follows:

	2004		2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Junior subordinated debentures	$30,000,000	5.35%	$15,000,000	4.63%
Subordinated debt	14,000,000	5.16	14,000,000	4.02
Total	$44,000,000	5.29%	$29,000,000	4.34%

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

In the first quarter of 2004 and the fourth quarter of 2002, the Company formed SFSC Capital Trust II and I, respectively, wholly-owned subsidiaries, which each issued and sold $15 million of junior subordinated debentures owed to unconsolidated subsidiary trust (“junior debentures”). The securities are reported on the consolidated statement of financial condition as trust preferred debt and qualify as tier 1 capital under Federal Reserve Board guidelines. Interest expense on the junior debentures is also deductible for income tax purposes.

The junior debentures accrue and pay distributions semi-annually at a variable dividend rate adjusted quarterly based on the 90-day LIBOR plus 2.80% and 3.45%, which was 4.96% and 5.74%, at December 31, 2004, for SFSC Capital Trust II and I, respectively. The junior debentures have a stated final maturity of April 23, 2034 and November 7, 2032, respectively, and are redeemable at the Company’s option, at par, on January 23, 2009 and November 7, 2007, respectively, and quarterly thereafter.

13. Employee Benefit Plans

In 2004, the Company terminated its noncontributory money purchase defined contribution pension plan. The assets of the pension plan were transferred to the State Financial Services Corporation 401(k) Savings Plan (“401(k) savings plan”) during 2004. Company contributions amounted to $0 in 2004, $539,000 in 2003, and $464,000 in 2002.

The Company sponsors a 401(k) savings plan which covers all full-time employees who have completed certain minimum age and service requirements. The Company matches 100% of an employee’s first 3% of salary contributed and 50% of an employee’s next 3% of salary contributed. Company contributions are subject to discretionary review annually. The Company contributed $196,000 in 2004, but did not make any contributions in 2003 or 2002.

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

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, are as follows:

	2004	2003	2002
Balance at beginning of year	281,288	297,507	322,602
Shares committed to be released	18,722	16,219	25,095
Balance at end of year	262,516	281,288	297,507

At December 31, 2004, and 2003, the fair value of unearned ESOP shares was $7.9 million and $7.5 million, respectively. Total ESOP expense recognized for the years ended December 31, 2004, 2003, and 2002, was $191,000, $373,000, and $425,000, respectively.

14. Income Taxes

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

Significant components of the provision for income taxes are as follows:

	2004	2003	2002
Current tax provision:
Federal	$7,707,300	$5,095,695	$4,663,893
State	933,986	756,755	638,000
	8,641,286	5,852,450	5,301,893
Deferred tax benefit:
Federal	(2,163,319)	(578,000)	(425,000)
State	(309,045)	(34,000)	(83,000)
	(2,472,364)	(612,000)	(508,000)
	$6,168,922	$5,240,450	$4,793,893

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Federal net operating loss carryforwards	$952,576	$73,088
State net operating loss carryforwards	1,038,914	994,560
Allowance for loan loss	4,940,683	4,167,971
Accumulated depreciation	391,339	331,946
Other	813,532	472,897
Total deferred tax assets	8,137,044	6,040,462
Valuation allowance for deferred tax assets	(1,025,351)	(996,506)
Net deferred tax assets	7,111,693	5,043,956

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	590,584	1,938,938
FHLB dividends	1,422,944	1,000,460
Purchase accounting adjustments	2,130,264	3,197,870
Other	446,875	206,380
Total deferred tax liabilities	4,590,667	6,343,648
Net deferred tax asset (liability)	$2,521,026	$(1,299,692)

Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2004	2003	2002
Income before income taxes	$20,309,678	$17,579,204	$15,946,716

Income tax expense at the federal statutory rate	$7,108,387	$5,976,929	$5,421,883
Increase (decrease) resulting from:
Tax-exempt interest income	(774,752)	(780,592)	(916,000)
State income taxes, net of federal income tax benefit	582,002	478,643	366,000
Bank owned life insurance	(311,592)	(456,921)	(102,000)
Other	(435,123)	22,391	24,010
Income taxes	$6,168,922	$5,240,450	$4,793,893

At December 31, 2004, the Company and its consolidated subsidiaries had federal net operating loss carryforwards of approximately $2.7 million and state net operating loss carryforwards of approximately $20.2 million. The federal net operating loss carryforwards are subject to an annual limitation of approximately $0.3 million and are available to reduce future tax expense through the year ending December 31, 2020. The remaining state net operating loss carryforwards expire in years 2005 through 2019.

The Company has provided a full valuation allowance against the tax benefit of its state loss carryforwards as management believes it more likely than not that these state loss carryforwards will not be utilized before the end of their expiration period. Accordingly, the Company’s consolidated financial statements will not be impacted if these state loss carryforwards expire.

15. Restrictions on Subsidiary Dividends, Loans or Advances

Dividends paid by the Company are derived, mainly, from dividends provided by the Bank. Certain restrictions exist limiting the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The Bank’s primary regulator must approve the payment of dividends in excess of certain levels of the Bank’s retained earnings. As of December 31, 2004, the Bank had net retained earnings of approximately $4.8 million, available for distribution to the Company without prior regulatory approval.

Federal Reserve Bank regulations place limits on loans to affiliates, including the Company, unless such loans are collateralized by specific obligations. The aggregate limit for any one affiliate is 10% of the Bank’s capital stock and surplus. In the case of all affiliates, the aggregate amount to all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

16. Shareholders’ Equity - Preferred Share Purchase Rights

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

17. Financial Instruments With Off-Balance-Sheet Risk

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

The following financial instruments were outstanding whose contract amount represents credit risk at December 31, 2004 and 2003:

	2004	2003
	(in millions)
Commitments to extend credit	$265.1	$245.7
Standby letters of credit	18.2	13.6

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

Quantitative measures require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (as defined in the regulations and set forth in the table below). Management believes that, as of December 31, 2004 and 2003, the Bank and the Company met or exceeded all regulatory capital adequacy requirements.

In 2004 the Bank’s regulators provided a notification that categorized the Bank and Company as “well capitalized” under the regulatory framework. The categories are set forth in the following table. There have been no changes in the financial condition of the Bank or Company, since receiving the notification that would cause a change in the category of either entity.

The Bank’s and Company’s “minimum,” “well capitalized” and actual capital amounts and ratios are presented in the table (dollars in thousands):

	Actual		Well Capitalized For Capital Adequacy Purposes		Minimum For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$130,178	11.6%	$111,947	10%	89,557	8%
Bank	128,980	11.7	110,550	10	88,440	8
Tier I Capital (to Risk Weighted Assets):
Consolidated	103,830	9.3	67,168	6	44,779	4
Bank	116,633	10.6	66,330	6	44,220	4
Tier I Capital (to Average Assets):
Consolidated	103,830	7.2	72,557	5	58,045	4
Bank	116,633	8.1	71,676	5	57,341	4

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$105,243	10.1%	$104,715	10%	83,772	8%
Bank	119,611	11.6	103,378	10	82,702	8
Tier I Capital (to Risk Weighted Assets):
Consolidated	80,537	7.7	62,829	6	41,886	4
Bank	108,905	10.5	62,027	6	41,351	4
Tier I Capital (to Average Assets):
Consolidated	80,537	6.1	65,746	5	52,597	4
Bank	108,905	8.4	64,841	5	51,873	4

20. Stock Plans and Options

The Company’s Stock Incentive Plan allows for grants of restricted stock, incentive stock options and nonqualified stock options to officers, directors, and key consultants of the Company. Options are exercisable at a price equal to the fair market value of the shares at the time of the grant. Options must be exercised within ten years after grant.

A summary of all restricted stock and stock option transactions follows:

	Restricted Stock Outstanding	Average Restricted Stock Vesting Price	Stock Options Outstanding	Weighted Average Exercise Price	Total Number of Shares
Balance at January 1, 2002	1,920	-	457,340	$13.78	459,260
Granted	-	-	170,430	13.00	170,430
Vested restricted stock	630	$17.46	-	-	630
Exercised	-	-	13,247	7.67	13,247
Canceled	-	-	7,876	12.30	7,876
Balance at December 31, 2002	1,290	-	606,647	$13.71	607,937
Granted	-	-	199,580	18.69	199,580
Vested restricted stock	690	$17.84	-	-	690
Exercised	-	-	121,168	12.73	121,168
Canceled	-	-	92,685	16.57	92,685
Balance at December 31, 2003	600	-	592,374	$15.14	592,974
Granted	-	-	215,154	27.00	215,154
Exercised	-	-	95,812	13.05	95,812
Canceled	-	-	92,345	16.17	92,345
Balance at December 31, 2004	600	$-	619,371	$19.36	619,971

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Life (years)	Options Exercisable
Range of Exercise Prices:
$5.63 - $10.13	68,962	$9.87	3.2	68,962
$13.00 - $16.21	171,049	$14.35	3.0	171,049
$18.69 - $21.88	166,956	$18.69	8.1	40,244
$27.00	212,404	$27.00	9.1	-
	619,371	$19.36	6.5	280,255

21. Fair Values of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value follows. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

The following methods and assumptions were used by the Company to estimate its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

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

Off-Balance-Sheet Instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As a consequence, the estimated fair value of the commitments is approximately equal to the related fee received, which is not material.

Interest Rate Swap Agreements. The fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2004 and 2003:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$34,864,395	$34,864,395	$55,824,050	$55,824,050
Interest-bearing bank balances	5,170,383	5,170,383	4,399,723	4,399,723
Federal funds sold	14,968,937	14,968,937	18,144,353	18,144,353
Investment securities	387,352,813	387,357,377	398,025,770	398,049,114
Loans	922,668,520	918,292,519	863,323,685	867,995,191
Loans held for sale	3,129,775	3,129,775	1,900,438	1,900,438
Accrued interest receivable	5,690,553	5,690,553	5,246,660	5,246,660

Financial Liabilities:
Deposits	1,083,866,755	1,084,917,165	1,029,113,124	1,033,737,203
Securities sold under agreement to repurchase	143,723,944	143,723,944	175,592,887	175,592,887
Federal Home Loan Bank advances	67,300,000	66,654,785	67,800,000	67,800,000
Note payable	15,790,000	15,790,000	16,200,000	16,200,000
Subordinated debt	14,000,000	14,000,000	14,000,000	14,000,000
Junior debentures	30,000,000	30,000,000	15,000,000	15,000,000
Accrued interest payable	2,182,398	2,182,398	1,957,473	1,957,473

Derivative financial instrument: Interest rate swap agreements	(118,263)	(118,263)	18,441	18,411

22. State Financial Services Corporation (Parent Company Only) Financial Information

Financial statements of the Parent Company Only are as follows:

STATEMENTS OF CONDITION

	December 31
	2004	2003

Assets
Cash and cash equivalents	$3,368,471	$1,932,080
Investments:
Available-for-sale	10,193,702	11,778,119
Held-to-maturity	-	60,000
Investment in subsidiaries	157,265,799	155,354,812
Income taxes receivable	2,709,744	1,842,709
Fixed assets	309,290	129,066
Other assets	2,975,169	1,817,991
Total assets	$176,822,175	$172,914,777

Liabilities
Accrued expenses and other liabilities	$2,149,849	$15,520,257
Note payable	15,790,000	16,200,000
Subordinated debt	14,000,000	14,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,000,000	15,000,000
Total liabilities	61,939,849	60,720,257

Shareholders’ equity
Common stock	962,330	952,749
Additional paid-in capital	86,885,929	84,739,420
Retained earnings	73,313,612	63,152,966
Accumulated other comprehensive income	1,054,948	3,763,835
Unearned shares held by ESOP	(3,981,303)	(3,981,360)
Treasury stock	(43,353,190)	(36,433,090)
Total shareholders’ equity	114,882,326	112,194,520
Total liabilities and shareholders’ equity	$176,822,175	$172,914,777

22. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF INCOME

	Year ended December 31
	2004	2003	2002

Income:
Dividends	$10,700,000	$8,100,000	$5,000,000
Interest	1,181,698	1,033,688	424,292
Management fees	1,969,644	2,040,671	2,266,294
Other	1,101,978	464,470	335,555
Total income	14,953,320	11,638,829	8,026,141

Expenses:
Interest	2,649,864	1,349,756	907,105
Other	4,042,522	4,163,098	4,250,770
Total expenses	6,692,386	5,512,854	5,157,875
Income before income tax credit and equity in undistributed net income of subsidiaries	8,260,934	6,125,975	2,868,266
Income tax credit	1,064,091	675,622	684,846
	9,325,025	6,801,597	3,553,112
Equity in undistributed net income of subsidiaries	4,815,731	5,537,157	7,599,711
Net income	$14,140,756	$12,338,754	$11,152,823

22. State Financial Services Corporation (Parent Company Only) Financial Information (continued)

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2004	2003	2002
Operating activities:
Net income	$14,140,756	$12,338,754	$11,152,823
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income	(4,815,731)	(5,537,157)	(7,599,711)
Depreciation	74,568	57,328	81,862
Decrease (increase) in income tax receivable	(867,035)	267,108	(1,011,189)
Realized investment securities gains, net	(1,010,636)	(400,307)	(286,178)
Other	(13,533,337)	13,102,164	303,145
Net cash provided by (used in) operating activities	(6,011,415)	19,827,890	2,640,752

Investing activities:
Purchases of securities available-for-sale	(3,592,135)	(10,111,473)	(3,400,150)
Maturities of securities held-to-maturity	60,000	40,000	-
Sales of securities available for sale	6,179,473	3,648,777	2,544,509
Purchases of premises and equipment	(254,792)	(47,934)	(35,299)
Acquisition of subsidiaries	-	(24,322,840)	-
Proceeds from dissolution of subsidiaries	261,763	-	-
Net cash provided by (used in) investing activities	2,654,309	(30,793,470)	(890,940)

Financing activities:
Repayment of note payable	(24,760,000)	(12,110,000)	(1,700,000)
Proceeds of note payable	24,350,000	12,610,000	1,747,224
Proceeds of trust preferred securities	14,700,000	-	15,000,000
Proceeds of subordinated debt	-	14,000,000	-
Decrease in guaranteed ESOP obligation	57	178,700	304,359
Cash dividends paid on common stock	(3,980,110)	(3,474,113)	(3,451,768)
Purchase of treasury stock	(6,920,100)	(621,000)	(1,946,871)
Repurchase of common stock	-	-	(11,808,968)
Proceeds from exercise of stock options	1,403,650	1,558,679	107,611
Net cash provided by (used in) financing activities	4,793,497	12,142,266	(1,748,413)
Increase in cash and cash equivalents	1,436,391	1,176,686	1,399
Cash and cash equivalents at beginning of year	1,932,080	755,394	753,995
Cash and cash equivalents at end of year	$3,368,471	$1,932,080	$755,394

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

Management’s Report on Internal Control over Financial Reporting. The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm. The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Attestation Report of Ernst & Young, LLP, Independent Registered Accounting Firm.”

Changes in internal controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information required by this item with respect to directors and Section 16 compliance is contained under the captions “Proposal No.1. Election of Directors—Directors” and “Miscellaneous Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 27, 2005 (the “Proxy Statement”), and when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

Executive Officers. The information required by this item with respect to executive officers appears in Part I of this Annual Report.

Board Committees. The information required by this item is contained under the caption “Proposal No. 1. Election of Directors—Board Committees” in the Proxy Statement and, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions “Proposal No.1. Election of Directors--Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement and, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference; provided, however, that the information under the subheading “Board of Directors Report on Executive Compensation” shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption “Proposal 1. Election of Directors--Security Ownership of Management and Certain Beneficial Owners” and “Proposal 3. Approval of Amendment to the 1998 Stock Incentive Plan - Equity Compensation Plan Information” in the Proxy Statement, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Proposal 1. Election of Directors--Certain Transactions and Other Relationships with Management and Principal Shareholders” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained under the caption “Miscellaneous—Independent Auditors” in the Proxy Statement and, when the Proxy Statement is filed with the Securities and Exchange Commission, will be incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2004, are set forth in Item 8.

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

                                        STATE FINANCIAL SERVICES CORPORATION

                                        By: /s/ Michael J. Falbo
                                        Michael J. Falbo,
                                        Chairman of the Board and Chief Executive Officer
Date: March 14, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive and Financial Officers

/s/ Michael J. Falbo Michael J. Falbo	Chairman of the Board and Chief Executive Officer	March 14, 2005
/s/ Daniel L. Westrope Daniel L. Westrope	Executive Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary	March 14, 2005

Directors
/s/ Jerome J. Holz Jerome J. Holz	Director	March 14, 2005
/s/ Michael J. Falbo Michael J. Falbo	Director	March 14, 2005
/s/ Robert J. Cera Robert J. Cera	Director	March 14, 2005
/s/ Richard A. Meeusen Richard A. Meeusen	Director	March 14, 2005
/s/ Ulice Payne, Jr. Ulice Payne, Jr.	Director	March 14, 2005
/s/ Thomas S. Rakow Thomas S. Rakow	Director	March 14, 2005
/s/ Kristine A. Rappé Kristine A. Rappé	Director	March 14, 2005
/s/ David M. Stamm David M. Stamm	Director	March 14, 2005
/s/ Barbara E. Weis Barbara E. Weis	Director	March 14, 2005

STATE FINANCIAL SERVICES CORPORATION

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED December 31, 2004

NOTE:
To maintain a set of exhibit reference numbers consistent with Registrant's prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith. The Registrant’s Securities and Exchange Commission File No. is 0-018166.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant as Amended and Restated. (8)
3.2	Bylaws of Registrant, as amended and restated effective December 1, 2004.
4.1	Rights Agreement between State Financial Services Corporation and Firstar Bank, N.A. dated July 27, 1999. (7)
4.2
Amended and Restated Certificate of Trust, dated October 29, 2002, among Registrant, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust I. (11)

4.3	Indenture, dated October 29, 2002, between Registrant and Wilmington Trust Company, as Trustee. (11)
4.4	Guarantee, dated October 29, 2002, between Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (11)
4.5
Amended and Restated Certificate of Trust, dated February 13, 2004, among Registrant, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, the administrators named therein and the holders, from time to time, of undivided beneficial interests in the assets of SFSC Capital Trust II. (10)

4.6	Indenture, dated February 13, 2004, between Registrant and Wilmington Trust Company, as Trustee. (10)
4.7	Guarantee, dated February 13, 2004, between Registrant, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. (10)
10.1	Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (10708 West Janesville Road, Hales Corners, Wisconsin). (2)
10.2	Lease between SFB (formerly State Bank, Hales Corners) and Hales Corners Development Corporation (S76 W17655 Janesville Road, Muskego, Wisconsin). (3)
10.3	Lease between SFB (formerly Edgewood Bank) and Edgewood Plaza Joint Venture (4811 South 76th Street, Greenfield, Wisconsin). (3)
10.4	Lease between SFB (formerly University National Bank) and Northeast Corporate Center (7020 North Port Washington Road, Milwaukee, Wisconsin). (3)
10.5	Lease between SFB (formerly University National Bank) and Downer Investments (2650 North Downer Avenue, Milwaukee, Wisconsin) (4)
10.6	Lease between SFB-Waterford and Mangold Investments, LLP (1050 North Milwaukee Avenue, Burlington, Wisconsin). (6)

10.7	State Financial Services Corporation 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, as amended on March 10, 1993. (1)
10.8	State Financial Services Corporation 1990 Director Stock Option Plan, as amended March 10, 1993. (1)
10.9	State Financial Services Corporation Supplemental Executive Retirement Plan for Michael J. Falbo effective November 22, 1994. (5)
10.10	State Financial Services Corporation 1998 Stock Incentive Plan, as amended. (8)
10.11	Liberty Bank 1994 Stock Option Plan. (9)
10.12	Executive Employment and Consulting Agreement between State Financial Services Corporation and Jerome J. Holz. (8)
10.13	Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of Michael J. Falbo, Robert J. Cera, and Daniel L. Westrope. (8)
10.14
Form of Key Executive Employment and Severance Agreement between State Financial Services Corporation and each of John B. Beckwith, Jeryl M Sturino, Donna M. Bembenek, Thomas A. Lilly, and David G. Towe. (8)

10.15	Form of State Financial Services Corporation Supplemental Executive Retirement Plan for Robert J. Cera, Daniel L. Westrope and John B. Beckwith. (10)
11.1	Form of ISO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (12)
11.2	Form of NQO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (12)
21	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.
99.1
Proxy Statement for the 2004 Annual Meeting of Shareholders [The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(1)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-1, dated December 6, 1989.
(4)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(5)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated July 27, 1999.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(9)	Incorporated by reference from Registrant’s registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.
(10)	Incorporated by reference from Exhibit 2.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(11)	Incorporated by reference from Registrant’s Tender Offer Statement on Schedule TO, Dated November 1, 2002.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.