Form 10-K/A
period 2004-12-31
STATE FINANCIAL SERVICES CORP
filed 2005-03-16
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number	0-018166

STATE FINANCIAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1489983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 North Water Street, Milwaukee, Wisconsin 53202 (Address of principal executive offices) (Zip code)
(414) 223-8400 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value	NASDAQ National Market
Preferred Share Purchase Rights	NASDAQ National Market
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

As of March 11, 2005, there were 6,922,626 shares of Common Stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 14, 2004, the undersigned registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The registrant hereby amends its Annual Report on the Form 10-K to amend Item 15 and to include Exhibits 3.2 and 23.1, which were inadvertently omitted from the original filing of Form 10-K. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K, and other than amending Item 15 and including Exhibits 3.2 and 23.1, this amendment does not modify or update in any way the disclosures in the original Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements. The Consolidated Financial Statements of the Company and subsidiaries, for the year ended December 31, 2004, are set forth in Item 8.

(2)
Financial Statement Schedules. Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits. See Exhibit Index, which is filed with this Form 10-K following the signature page and is incorporated herein by reference.

(b)	See (a)(3) above.

(c)     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005

STATE FINANCIAL SERVICES CORPORATION

By: /s/ Daniel L. Westrope
Daniel L. Westrope,
Executive Vice President and Chief Financial Officer

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant as Amended and Restated. (8)
3.2	Amended and Restated Bylaws of Registrant, as amended through December 1, 2004.
4.1	Rights Agreement between State Financial Services Corporation and American Stock Transfer & Trust Company (as successor Rights Agent to Firstar Bank, N.A.) dated July 27, 1999. (7)
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

10.15	Form of State Financial Services Corporation Supplemental Executive Retirement Plan for Robert J. Cera, Daniel L. Westrope and John B. Beckwith. (10)
10.16	Form of ISO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (12)
10.17	Form of NQO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (13)
21	Subsidiaries of Registrant.#
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.
99.1
Proxy Statement for the 2004 Annual Meeting of Shareholders [The Proxy Statement for the 2005 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company’s fiscal year. Except to the extent specifically incorporated by reference, the Proxy Statement for the 2005 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.]

(1)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference from Registrant's registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-1, dated December 6, 1989.
(4)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(5)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated July 27, 1999.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(9)	Incorporated by reference from Registrant’s registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.
(10)	Incorporated by reference from Exhibit 2.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(11)	Incorporated by reference from Registrant’s Tender Offer Statement on Schedule TO, Dated November 1, 2002.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(13)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

# Previously filed.

Exhibits 10.7 through 10.17 are management contracts or compensatory plans or arrangements.

The issuer, State Financial Services Corporation, will furnish a copy of any exhibit described above upon request and upon reimbursement to the issuer of its reasonable expenses of furnishing such exhibit, which shall be limited to a photocopying charge of $0.25 per page and, if mailed to the requesting party, the cost of first-class postage.