Form 10-K/A
period 2004-12-31
STATE FINANCIAL SERVICES CORP
filed 2005-05-04
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to Commission file number 000-18166

STATE FINANCIAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1489983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 North Water Street, Milwaukee, Wisconsin 53202

(Address of principal executive offices) (Zip code)

(414) 223-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None (Title of class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value Preferred Share Purchase Rights	NASDAQ National Market NASDAQ National Market (Names of exchange on which registered)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $168,580,648 as of June 30, 2004.

As of March 11, 2005, there were 6,922,626 shares of Common Stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

State Financial Services Corporation (the “Company” or “SFSC”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to restate Part III, Items 10, 11, 12, 13 and 14, thereof in its entirety, as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The following sets forth information, as of March 7, 2005, about the Company’s directors:

     Jerome J. Holz, 77, serves as Chairman Emeritus of the Board of SFSC and State Financial Bank, National Association (“SFBNA”). He has been a director of SFSC since its organization in 1984 and a director of SFBNA since 1960. Mr. Holz has been Chairman of the Board and President of Holz Motors, Inc., an automobile dealership with locations in Hales Corners and Watertown, Wisconsin, since 1960. Current term as a director expires at the time of the Company’s 2005 annual meeting of shareholders.

     Michael J. Falbo, 55, was elected Chairman of SFSC on January 1, 2005. He has been Chief Executive Officer of SFSC since 1984 and was President of SFSC from 1984 through 2004. Mr. Falbo was elected Chairman of SFBNA on January 1, 2005. He has been Chief Executive Officer of SFBNA since 1983, and he served as President of SFBNA from 1983 through 2000 and Vice Chairman of SFBNA from 2000 through 2004. Mr. Falbo has been a director of SFSC since its organization in 1984 and a director of SFBNA since 1983. Current term as a director expires at the time of the Company’s 2007 annual meeting of shareholders.

     Robert J. Cera, 43, was elected President and Chief Operating Officer of SFSC on January 1, 2005. Mr. Cera joined SFSC in January 2002 as Executive Vice President and director of SFSC and as President and Chief Operating Officer and director of SFBNA. From 1995 to 2002, Mr. Cera was Chief Operating Officer and Chief Financial Officer of the Lang Companies, a privately held company located in Delafield, Wisconsin that produces and sells calendars, cards, stationary, candles and books. From 1988 to 1995, Mr. Cera was Treasurer, Senior Vice President and Chief Lending Officer of Bando McGlocklin Small Business Investment Corp., a publicly traded holding company that provides long-term secured loans to finance the growth, expansion and modernization of small businesses. Current term as a director expires at the time of the Company’s 2006 annual meeting of shareholders.

     Richard A. Meeusen, 50, has been President and Chief Executive Officer of Badger Meter, Inc, a firm specializing in the manufacture and marketing of metering systems since 2001. From 1995 to 2001, Mr. Meeusen was the Chief Financial Officer of Badger Meter, Inc. Mr. Meeusen also held the position of Chief Financial Officer at Zenith Sintered Products from 1988 through 1995 and held the position of Audit Manager at Arthur Anderson from 1980 through 1988. Mr. Meeusen has been a director of SFSC and SFBNA since July 2003. Mr. Meeusen serves as the Chairman of the Audit Committee, and also serves on the Compensation Committee and Nominating and Governance Committee. Current term as a director expires at the time of the Company’s 2007 annual meeting of shareholders.

     Ulice Payne, Jr., 49, has been the Managing Member of Addison-Clifton, LLC since 2004. Mr. Payne was President and Chief Executive Officer of the Milwaukee Brewers Baseball Club from 2002 through 2003. From 1998 through 2002, Mr. Payne was a partner with the law firm of Foley & Lardner LLP, Milwaukee, Wisconsin practicing in the firm’s securities and international law practice groups. From 1990 through 1998, Mr. Payne was a partner with the Milwaukee, Wisconsin law firm of Reinhart, Boerner, Van Deuren, Norris & Rieselbach, S.C. Mr. Payne has been a director of SFSC since 1998. Mr. Payne serves as the Chairman of the Nominating and Governance Committee, and also serves on the Compensation Committee. In addition, Mr. Payne serves as a director of Covenant Healthcare System; Metropolitan Milwaukee Association of Commerce; National Multiple Sclerosis Society-Wisconsin Chapter; YMCA of Metropolitan Milwaukee; Wisconsin Energy Corporation; Midwest Air Group, Inc.; Badger Meter, Inc.; Bradley Center Sports and Entertainment Corporation (Chair); and Children’s Hospital of Wisconsin, Inc. Current term as a director expires at the time of the Company’s 2007 annual meeting of shareholders.

     Kristine Rappé, 48, has been Senior Vice President of Wisconsin Energy Corporation since 2004. From 2001 through 2004, Ms. Rappé held the positions of Vice President and Corporate Secretary of Wisconsin Energy Corporation. From 1995 through 2001, Ms. Rappé held the position of Vice President of Customer Service of Wisconsin Energy Corporation. Ms. Rappé has been a director of SFSC and SFBNA since January 2004. Ms. Rappé serves on the Compensation Committee and Nominating and Governance Committee. Current term as a director expires at the time of the Company’s 2007 annual meeting of shareholders.

     Thomas S. Rakow, 62, has been the Chairman and President of IHC Construction Companies, LLC, Elgin, Illinois, a general contractor, since 1981; the President of Rakow Enterprises, Inc., Elgin, Illinois, an equipment leasing company, since 1991; and a partner in Harkow Partnership, Elgin, Illinois, a real estate company, since 1986. Mr. Rakow has been a director of SFSC since 1999 and a director of SFBNA since 1980. Mr. Rakow serves on the Nominating and Governance Committee and the Audit Committee and is Chairman of the Compensation Committee. Current term as a director expires at the time of the Company’s 2005 annual meeting of shareholders.

     David M. Stamm, 56, has been President of the George Webb Corporation, a franchise restaurant operation with locations in southeastern Wisconsin, since 1985. Mr. Stamm has been a director of SFSC since 1993 and of SFBNA since 1992. Mr. Stamm serves on the Compensation Committee, the Nominating and Governance Committee and the Audit Committee. Current term as a director expires at the time of the Company’s 2005 annual meeting of shareholders.

     Barbara E. Weis, 49, has been the owner of Barb’s Green House Florist, a retail full-service flower shop in Hales Corners, Wisconsin, since 1978. Mrs. Weis has been a director of SFSC since 1993 and of SFBNA since 1981. Mrs. Weis is the daughter of Mr. Holz. Current term as a director expires at the time of the Company’s 2006 annual meeting of shareholders.

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

Audit Committee. The Board of Directors has a standing Audit Committee, which is comprised of Messrs. Meeusen (Chairman), Rakow and Stamm, Ms. Rappé, and Ms. Pelisek, a SFBNA director. The Board has determined that Messrs. Meeusen, Rakow and Stamm and Mrs. Rappé are “independent directors” as defined in the listing standards of the Nasdaq National Market and that each also meet the additional independence standards for Audit Committee members. The Board has determined that Mr. Meeusen qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance. Under Section 16(a) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), the Company’s directors and executive officers are required to report to the Securities and Exchange Commission their initial ownership of the Common Stock (including stock options) and subsequent changes thereto. Specific due dates have been established for the filing of these reports with the Securities and Exchange Commission. Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no such forms were required for those persons, the Company believes that during the year ended December 31, 2004, its officers and directors complied with the filing requirements of Section 16 (a) of the Exchange Act on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Information. The table below sets forth certain information concerning the compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the four other highest-paid executive officers of the Company whose total salaries and bonuses exceeded $100,000 in 2004, as well as the respective compensation paid to each individual during the 2002 and 2003 fiscal years. The persons named in the table are sometimes referred to herein as the “Named Executive Officers.”

Summary Compensation Table

				Long Term
				Compensation
				Awards
		Annual		Securities	All Other
		Compensation (1)		Underlying Options	Compensation
Name and Principal Position	Year	Salary($)	Bonus ($)(2)	(# of Shares)	($)(3)
Michael J. Falbo (4)	2004	439,900	259,841	43,770	76,462
Chairman and CEO — SFSC	2003	425,000	250,800	41,000	85,429
	2002	410,000	375,000	41,000	48,178
Robert J. Cera (5)	2004	269,100	142,892	30,880	44,927
President and COO — SFSC	2003	260,000	138,100	23,210	43,774
	2002	223,700	162,000	23,080	-0-
Daniel L. Westrope (6)	2004	192,500	97,675	19,410	24,757
Executive Vice President, CFO,	2003	186,000	94,400	15,160	32,845
Secretary, and Treasurer — SFSC	2002	179,800	108,300	16,600	24,994
Peter LeSueur (7)	2004	140,000	37,296	6,030	12,277
Senior Vice President — SFBNA	2003	135,000	33,300	3,100	7,001
	2002	75,833	15,000	-0-	-0-
John B. Beckwith (8)	2004	119,000	40,341	3,480	15,109
Senior Vice President — SFBNA	2003	135,000	41,300	13,150	20,695
	2002	157,500	52,000	-0-	18,422

(1)
Certain personal benefits provided by the Company and its subsidiaries to the Named Executive Officers are not included in the table. The aggregate amount of such personal benefits for each Named Executive Officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer’s salary and bonus in each respective year.

(2)	The amount represents the bonus earned in the respective year but paid in the following year.

(3)
Other compensation amounts include compensation from ESOP Contributions, Money Purchase Pension Plan Contributions and the Supplemental Executive Retirement Plan. Following is a breakdown of these amounts for 2004 for the Named Executive Officers. Michael J. Falbo, ESOP Contributions — $17,578, and Supplemental Executive Retirement Plan Contributions — $58,884; Robert J. Cera, ESOP Contributions — $11,497, 401(k) Savings Plan Contributions — $4,566, Supplemental Executive Retirement Plan — $28,864; Daniel L. Westrope, ESOP Contributions - $12,356, 401(k) Savings Plan Contributions — $1,973, Supplemental Executive Retirement Plan - $10,428; Peter LeSueur, ESOP Contributions — $9,677, 401(k) Savings Plan Contributions - $2,600; John B. Beckwith, ESOP Contributions — $12,529, 401(k) Savings Plan Contributions - $2,580.

(4)	Mr. Falbo was appointed Chairman of SFSC on January 1, 2005.

(5)
Mr. Cera was appointed President and Chief Operating Officer of SFSC on January 1, 2005. Mr. Cera joined the Company in January 2002 as Executive Vice President of SFSC. The amount of salary presented for 2002 represents the compensation from Mr. Cera’s date of hire to December 31, 2002.

(6)
Mr. Westrope was appointed Executive Vice President on January 1, 2005. Mr. Westrope was appointed Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of SFSC in December 2002. Prior thereto, Mr. Westrope was President of SFBNA’s Suburban Market.

(7)	Mr. LeSueur joined the Company in June 2002. The amount of salary presented for 2002 represents the compensation from Mr. LeSueur’s date of hire to December 31, 2002.

(8)	Mr. Beckwith was appointed Senior Vice President of SFBNA in June 2003. Prior thereto, Mr. Beckwith was President of SFBNA’s Metro Milwaukee Market.

Stock Options

1998 Stock Incentive Plan. The Company has in effect the 1998 Stock Incentive Plan pursuant to which options to purchase Common Stock may be granted to officers, directors, and other key employees of the Company and its subsidiaries. The following table sets forth options granted to Named Executive Officers during the year ended December 31, 2004.

Option Grants in 2004

Individual Grants
		Percent of
	Number of	Total Options			Potential Realizable Value at
	Securities	Granted To			Assumed Annual Rate of
	Underlying	Employees	Exercise or		Stock Price Appreciation For
	Options	In Fiscal	Base Price	Expiration	Option Term
Name	Granted (#)	Year	($/Share)	Date	5% (1,2)	10% (1,2)
Michael J. Falbo	43,770	20.34%	$27.00	2/3/2014	$743,221	$1,883,469
Robert J. Cera	30,880	14.35%	$27.00	2/3/2014	524,347	1,328,799
Daniel L. Westrope	19,410	9.02%	$27.00	2/3/2014	329,585	835,233
Peter LeSueur	6,030	2.80%	$27.00	2/3/2014	102,390	259,477
John B. Beckwith	3,480	1.62%	$27.00	2/3/2014	59,091	149,748

(1)	Values are calculated by subtracting the exercise price from the assumed future fair market value of the stock on the expiration date calculated at the indicated rate of return.

(2)
The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company’s Common Stock increasing to $43.98 and $70.03, respectively, from the exercise price of the options granted. The assumed rates of appreciation are prescribed by the rules of the Securities and Exchange Commission regarding disclosure of executive compensation. The assumed rates are not intended to forecast possible future appreciation, if any, with respect to the price of the Common Stock.

The following table sets forth information regarding exercises of stock options by each of the Named Executive Officers during 2004 and the year-end value of unexercised options held by the Named Executive Officers.

Aggregated Option Exercises in 2004 and Fiscal Year End Option Values

					Value of
			Number of Securities		Unexercised
			Underlying Unexercised		In-The-Money
	Shares	Value	Options at Fiscal Year		Options at Fiscal Year
	Acquired On	Realized	End (#)(1)		End ($)(1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael J. Falbo	3,629	$61,366	83,911	74,520	$1,472,973	$488,780
Robert J. Cera	5,384	80,706	21,191	48,288	329,977	295,796
Daniel L. Westrope	22,972	373,057	12,833	30,779	196,244	190,818
Peter LeSueur			775	8,355	8,866	45,472
John B. Beckwith	2,300	41,631	11,671	13,343	205,311	123,719

(1)
Grants made after January 1, 2003 are subject to the following vesting schedule: 25% of the total stock options granted are vested one year from date of grant, an additional 25% is vested two years from date of grant, and the final 50% is vested three years from date of grant.

Compensation of Directors. The Company has established a policy that no employee of SFSC or SFBNA may receive director fees for serving on the Boards of Directors of the SFSC or SFBNA. Accordingly, Messrs. Falbo and Cera, did not receive any director fees in connection with their respective director positions for services rendered in that capacity. In addition, Mr. Holz received no director compensation over and above the amounts paid under his Executive Employment and Consulting Agreement with respect to his director positions for services rendered in 2004.

Non-employee directors of the Company (other than Mr. Holz) are paid $1,562 as a quarterly retainer and $1,562 for each regular quarterly Board meeting attended. In addition, the Chair of the Audit Committee is compensated an additional $2,000 annually, and Chairs of the Compensation Committee and Nominating Committee receive an additional $1,000 annually.

All non-employees directors of the Company were granted 2,000 options each on February 3, 2004 at an exercise price of $27.00 per share. The options vest 25% one year from date of grant, an additional 25% vest two years from date of grant, and the remaining 50% vest three years from date of grant.

Agreements With Named Executive Officers

Supplemental Executive Retirement Plan. The Company maintains a Supplemental Executive Retirement Plan (“Supplemental Plan”) to supplement the benefits received by Messrs. Falbo, Cera, and Westrope (collectively referred to as the “SERP Participants”) under the Company’s qualified retirement plans. Messrs. Falbo, Cera, and Westrope have participated in the Supplemental Plan since 1994, 2002, and 2000, respectively. Due to restrictions imposed by the Internal Revenue Service, SFSC cannot contribute the same percentage of compensation to the Company’s qualified retirement plans on behalf of the SERP Participants that it can contribute on behalf of other employees. As a result, SFSC makes a limited contribution to its qualified retirement plans on the SERP Participants’ behalf. Their right to participate in the Supplemental Plan ceases at the earlier of their termination of employment or the date the Supplemental Plan is terminated by SFSC.

Pursuant to the Supplemental Plan, SFSC contributes on behalf of the SERP Participants an amount equal to 12% of their compensation in excess of the compensation limits stated under the Internal Revenue Code (the “Code”) section 401(a)(17) for that year. Interest on the contributions made to the SERP Participants’ accounts is credited annually at a rate equal to the annual interest earnings for the State Financial Services Corporation Money Purchase Pension Plan.

Benefits under the Supplemental Plan will begin to be made to the SERP Participants at the termination of their employment or retirement. The form in which benefits are paid the SERP Participants is determined by their age at the time of their termination or retirement. If the SERP Participants’ employment terminates on or after the date they attain age 65, benefits will be paid beginning the month following their termination or retirement and monthly thereafter until the final payment is made in the month they attain age 80. If the SERP Participants terminates employment on or after age 55, but before age 65, SFSC will begin paying the SERP Participants’ accumulated benefits in monthly installments beginning the first month following their termination and monthly thereafter until the final payment is made in the month they attain age 65. If the SERP Participants die after termination but before receipt of all benefits under the plan, the remaining benefits will be paid in installments to their spouse over the remaining term of the plan, as applicable. In the event the SERP Participants dies without a spouse or their widow dies before completion of the installment payments, the unpaid benefits will be paid to their or, if applicable, their widow’s estate in a lump sum. If the SERP Participants terminate employment prior to age 55, SFSC will pay the amount credited on their behalf under the plan as a lump sum. The benefits under the Supplemental Plan for Messrs. Falbo, Cera, and Westrope will be fully and completely forfeited in the event they are terminated for cause.

If Messrs. Falbo, Cera, and Westrope die before age 65 and before beginning to receive benefits under the Supplemental Plan, their surviving spouse, or if there is no surviving spouse, their estate, shall be entitled to a lump sum benefit equal the greater of $4.4 million for Mr. Cera, $3.4 million for Mr. Falbo, and $1.5 million for Mr. Westrope, or the amount credited on Messrs. Falbo, Cera, and Westrope’s behalf under the Supplemental Plan, whichever is greater. The Company’s obligations under this plan are insured.

Transition Agreements. The Company has entered into transition agreements with Messrs. Falbo, Cera, Westrope, and Beckwith and certain other key executives, which become effective upon a change of control of the Company. The transition agreements provide that, in the event of termination of such individual’s employment with the Company for any reason (other than death) within three years (two years in the case of Mr. Beckwith) after a change of control of the Company or (in the case of Messrs. Falbo, Cera and Westrope) termination of employment by the individual within 60 days after the first anniversary of a change in control of the Company, such individual will receive a cash payment in an amount equal to the product of the sum of (i) the individual’s highest annual base salary during the twelve-month period preceding termination, (ii) the highest annual bonus paid during the three-year period preceding termination and (iii) the Company’s annual contribution to deferred compensation and pension plans for the year out of the three years prior to termination in which the Company’s contribution was the highest, multiplied by the number of years or fraction thereof remaining in the employment period under the agreements. Such individuals will also receive continued medical benefits, life insurance, welfare benefits and outplacement services until the earlier of the end of the employment period remaining under the agreements or such time as the individual has obtained new employment. If the total payments to any employee under a transition agreement (plus payments under any other plan or agreement between the Company and the employee) would constitute an “excess parachute payment” under Section 280G of the Code, then the total payments to be made to the employee will be reduced such that the value of the total payments will be one dollar less than the maximum amount that the employee may receive without becoming subject to the tax imposed by Section 4999 of the Code or that the Company may pay without loss of deduction under Section 280G(a) of the Code. Each transition agreement provides that, notwithstanding this cap on payments to an employee, if any of the payments made to the employee are ultimately determined by a court or the Internal Revenue Service to be “excess parachute payments” as defined in Section 280G of the Code, then the Company will pay to the employee an additional “gross-up” amount such that the total amount retained by the employee (after deduction of the tax penalty imposed upon the employee under Section 4999 of the Code plus any interest charges or penalties) will equal the capped amount intended to be paid to the employee under the transition agreement. The agreements also provide the foregoing benefits in connection with certain terminations that are effected in anticipation of a change in control.

A “change of control” for purposes of the transition agreements includes the following events: (i) continuing directors no longer constitute at least two-thirds of the directors serving on the Board,

(ii) any person or group becomes a beneficial owner of 25% or more of the Common Stock or combined voting power of the Company’s voting securities, or (iii) the Company’s shareholders approve a merger, consolidation or share exchange involving the Company, the sale of substantially all of the Company’s assets or the liquidation or dissolution of the Company, unless in the case of a merger, consolidation or share exchange either (a) the voting securities of the Company outstanding immediately prior to such merger, consolidation or share exchange continue to represent at least 50% of the voting securities of the surviving entity or (b) the voting securities of the Company outstanding immediately prior to such merger, consolidation or share exchange continue to represent at least 25% of the voting securities of the surviving entity and continuing directors constitute at least a majority of the directors serving on the board of directors of the survivor entity. A continuing director is a director of the Company who was a director on a specified date (generally on or shortly prior to the date of the applicable transition agreement) or who was nominated or elected by two-thirds of the continuing directors (except in the case of an actual or threatened proxy or control contest).

Executive Employment and Consulting Agreement. On December 31, 1999, the Company entered into an Executive Employment and Consulting Agreement with Jerome J. Holz. Under the agreement, Mr. Holz will serve as a consultant to the Company for life beginning January 1, 2000, and the Company will pay Mr. Holz an annual consulting payment of $225,000 (subject to downward adjustment) and provide supplemental Medicare insurance coverage and prescription medication coverage for each year during such consulting period. The agreement also provides that in the event of a change in control of the Company, Mr. Holz shall receive one lump sum payment equal to the then present value of the remaining consulting compensation for the remainder of Mr. Holz’s then actuarial life expectancy. The agreement uses the same definition of a “change of control” as the transition agreements described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

Directors and Executive Officers. The following table sets forth, as of March 7, 2005, for the director-nominees, directors continuing in office, the Named Executive Officers, and all directors and executive officers as a group, the number of shares of Common Stock, stock options, and shares of restricted stock beneficially owned and the percentage of such shares to the total number of shares outstanding. Except as indicated in the footnotes, all of the persons listed below have sole voting and investment power over the shares of Common Stock identified as beneficially owned.

		Subject to			Percentage of
	Directly or	Stock	Restricted		Shares
Name	Indirectly (1)	Options (2)	Stock (3)	Total	Outstanding
Jerome J. Holz (4)	841,364	4,000	0	845,364	12.21%
Michael J. Falbo (5)	116,879	213,361	0	330,240	4.77%
Robert J. Cera (6)	10,666	93,408	0	104,074	1.50%
Thomas S. Rakow (7)	76,789	23,300	0	100,089	1.45%
Barbara E. Weis (8,11)	69,708	4,000	0	73,708	1.06%
Daniel L. Westrope (9)	9,166	57,052	600	66,818	*
John B. Beckwith (10)	27,296	28,613	0	55,909	*
David M. Stamm (11)	23,914	4,000	0	27,914	*
Peter LeSueur (12)	453	15,030	0	15,483	*
Richard A. Meeusen (11)	3,000	4,000	0	7,000	*
Kristine Rappé (11)	400	4,000	0	4,400	*
Ulice Payne Jr. (11)	289	3,000	0	3,289	*
All Directors and Executive Officers as a Group (20 persons) including the above named individuals (11)	1,179,924	524,656	600	1,634,288	23.61%

An asterisk (*) denotes less than 1% ownership

(1)
Includes shares owned directly by each individual and the group, as well as shares owned indirectly (for example as trustee of a trust) and it also includes, for those individuals who were Participants in the ESOP and the Company’s 401(k) Plan, that number of shares of Common Stock allocated to such individual’s ESOP and 401(k) Plan account as of March 7, 2005, over which such individual has voting rights under the provisions of the ESOP and the 401(k) Plan.

(2)
Includes shares subject to stock options that are currently exercisable or exercisable within 60 days of March 7, 2005. The stock options currently exercisable by participant is: Jerome J. Holz — 500, Michael J. Falbo — 101,004, Thomas S. Rakow — 19,800, Robert J. Cera — 34,713, Daniel L. Westrope — 21,475, Barbara E. Weis — 500, John B. Beckwith — 15,828, David M. Stamm — 500, Ulice Payne, Jr. — 375, Peter LeSueur — 3,058, Richard A. Meeusen — 500, Kristine Rappé — 500. All other option grants are subject to vesting.

(3)	Held by the Secretary of SFSC on behalf of the above-named individual as a participant in the 1998 Plan.

(4)
Mr. Holz claims beneficial ownership of 794,637 shares registered to the Holz Family LLC, of which Mr. Holz is the majority shareholder. Ownership of 35,801 shares is held by a trust established by Mr. Holz under which Mr. Holz’s grandchildren are the beneficiaries. This total also includes 10,926 shares allocated to Mr. Holz under the ESOP.

(5)
Mr. Falbo owns 73,048 shares in his own name, his spouse owns 1,511 shares in her own name, and his two children own 412 shares in their own names. The total also includes 20,222 shares allocated to Mr. Falbo under the ESOP and 21,686 shares allocated to Mr. Falbo under the 401(k).

(6)	Mr. Cera owns 9,971 in his own name. The total also includes 695 shares allocated to Mr. Cera under the ESOP.

(7)
Mr. Rakow owns 11,581 shares in his own name, and his spouse owns 13,142 shares in her own name. Ownership of 16,274 shares is held by a trust established by Mr. Rakow as trustee for the Susan R. Rakow Grandchild Trust. Rakow Enterprises, Inc., a corporation controlled by Mr. Rakow, owns 11,425 shares, and 18,280 shares are held for the benefit of Mr. Rakow by the 401(k) Plan established by this corporation. This total also includes 6,087 shares owned by the IHC Group Foundation. Mr. Rakow is a Trustee of this Foundation and may be deemed to have beneficial ownership of these shares since he may exercise “voting” and “investment power” over these shares in his capacity as a Trustee. Mr. Rakow disclaims beneficial ownership of these 6,087 shares. 19,300 of the 23,300 shares subject to options reported for Mr. Rakow represent the amount of options awarded to Mr. Rakow under the former Home Bancorp of Elgin’s Stock Option Plan adjusted for the 0.914 exchange ratio used in the merger between the Company and Home Bancorp.

(8)	Mrs. Weis owns 67,756 shares in her own name, her spouse owns 65 shares in his own name, and Mrs. Weis owns 1,887 shares in her name for the benefit of her two children.

(9)	Mr. Westrope owns 4,096 shares in his own name. The total also includes 3,452 shares allocated to Mr. Westrope under the ESOP and 1,618 shares allocated to Mr. Westrope under the 401(k).

(10)	Mr. Beckwith owns 16,472 shares in his own name and his spouse owns 51 in her own name. The total also includes 10,773 shares allocated to Mr. Beckwith under the ESOP.

(11)
Messrs. Payne, Stamm, and Weis are members of the Administrative Board of the ESOP (“ESOP Board”). As of March 7, 2005, the independent ESOP trustee held 497,214 shares for the ESOP. At March 7, 2005, 234,698 shares had been allocated to ESOP participants’ accounts and 262,516 shares remained unallocated. The ESOP provides that the independent ESOP trustee must vote shares allocated to a participant’s account in accordance with the direction of the participant. The ESOP Board directs voting by the independent trustee, and may also direct the disposition of unallocated shares. The ESOP Board does not have the power to vote or direct the vote, or to dispose of or direct the disposition of, shares that have been allocated to a participant’s account. To avoid duplication, the individual totals reported in the above table for Messrs. Payne, and Stamm, and Mrs. Weis do not reflect the 262,516 unallocated shares of which they are deemed to share beneficial ownership as members of the ESOP Board; however, the total for all directors and executive officers as a group does include the 262,516 unallocated shares.

(12)	Mr. LeSueur has 453 shares allocated to his account under the ESOP.

Beneficial Owners. The only person known to SFSC to beneficially own more than 5% of the outstanding shares of Common Stock as of December 31, 2004, are the following:

Amount and Nature of Beneficial Ownership

	Voting Power		Investment Power
Name and Business Address	Sole	Shared	Sole	Shared	Aggregate	Percent of Class
Jerome J. Holz 5961 South 108th Place	841,364	-0-	841,364	-0-	841,364	12.15%
Hales Corners, WI 53130
Tontine Management LLC	-0-	609,757	-0-	609,757	609,757	8.81%
(and certain affiliates) 55 Railroad Avenue, 3rd Floor Greenwich, CT 06830

Equity Compensation Plan Information. The following table provides information about the Company’s equity compensation plans (including individual compensation arrangements) as of December 31, 2004.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon the	Weighted-average	equity compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants and	outstanding options,	reflected in the first
Plan category	rights (1)	warrants and rights	column)(2)
Equity compensation plans approved by security holders	615,533	$19.45	104,984
Equity compensation plans not approved by security holders (3)	3,838	$5.63	—

Total	619,371	$19.36	104,984

(1)
Represents options to purchase the Company’s Common Stock granted under the Company’s 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, 1990 Director Stock Option Plan and 1998 Stock Incentive Plan, the Home Bancorp of Elgin, Inc. 1997 Stock Option Plan (4) and the Liberty Bank 1994 Stock Option Plan.

(2)
Includes -0- shares of the Company’s Common Stock available for issuance under the Company’s 1990 Stock Option/Stock Appreciation Rights and Restricted Stock Plan for Key Officers and Employees, and 1990 Director Stock Options Plan, 104,984 shares of the Company’s Common Stock available for issuance under the Company’s 1998 Stock Incentive Plan, -0- shares of the Company’s Common Stock available for issuance under the Home Bancorp of Elgin, Inc. 1997 Stock Option Plan, and -0- shares of the Company’s Common Stock available for issuance under the Liberty Bank 1994 Stock Option Plan.

(3)
In connection with the June 2001 acquisition of Liberty Bank, the Company adopted the Liberty Bank 1994 Stock Option Plan and assumed certain options granted thereunder to three employees of Liberty Bank, which options were converted into options to purchase shares of the Company’s Common Stock at a conversion ratio based on the consideration paid in connection with the acquisition. Shareholder approval was not required for the adoption of the Liberty Bank 1994 Stock Option Plan or assumption of the options granted thereunder. Other than shares subject to the options assumed by the Company under the Liberty Bank 1994 Stock Option Plan, no other shares of the Company’s Common Stock are available for grant thereunder. Each of the assumed options were issued by Liberty Bank as incentive stock options under the requirements Section 422 of the Internal Revenue Code with an exercise price equal to 100% of fair market value of shares of Liberty Bank common stock on the date of grant. All of the assumed options are fully vested and exercisable. A copy of the Liberty Bank 1994 Stock Option Plan is included as an exhibit to the Annual Report on Form 10-K.

(4)
The Home Bancorp of Elgin, Inc. 1997 Stock Option Plan was assumed by the Company as part of the Merger Agreement between the Company and Home Bancorp of Elgin, Inc. approved by the Company’s shareholders on November 5, 1998.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Indebtedness of Management. Some of the executive officers and directors of SFSC are, and have been during the preceding three fiscal years, customers of SFBNA, and some of the officers and directors of SFBNA are direct or indirect owners of 10% or more of corporations which are, or have been in the past, customers of SFBNA. As such customers, they have had transactions in the ordinary course of business on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. In the opinion of management of SFSC, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features.

Edgewood Plaza. SFBNA leases approximately 4,100 square feet of interior floor space and amenities necessary to provide drive-in and automated teller machine facilities at Edgewood Plaza, an office building located at 4811 South 76th Street, Greenfield, Wisconsin, pursuant to the terms of a lease agreement dated December 20, 1982, and amended June 14, 1993, between SFBNA and Edgewood Plaza Joint Venture. Edgewood Plaza Joint Venture is a Wisconsin general partnership that includes as partner Jerome J. Holz who is a director of SFSC. The term of the lease will end December 27, 2007. The rent includes a base rent of approximately $68,000 per year on the interior square footage and approximately $38,000 per year on the exterior space and amenities for a total annual base rent of approximately $106,000, plus additional rent equal to increases in operating expenses over those incurred during the base year of 1983. The terms of the foregoing arrangement were negotiated between the Company and Edgewood Plaza on an arms-length basis. On that basis, the Company believes the terms are no less favorable to the Company than that which could be obtained from an unaffiliated third party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Independent Auditors’ Fees. In connection with the fiscal years ended December 31, 2004 and 2003, Ernst & Young LLP provided various audit and non-audit services to the Company and billed the Company for these services as follows:

a)	Audit Fees. Fees for audit services totaled $326,930 and $208,225 in 2004 and 2003, respectively, including fees with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.

b)
Audit-Related Fees. Fees for audit-related services totaled $25,000 and $23,086 in 2004 and 2003, respectively. These services related to responding to technical and accounting questions and the related research.

c)
Tax Fees. Fees for tax services, including preparation of the corporate income tax returns and related filings and other tax compliance assistance, totaled $126,675 and $61,400 in 2004 and 2003, respectively.

d)	All Other Fees. There were no other services provided by Ernst & Young LLP, not included above, in either 2004 or 2003.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. In connection with the approval of the annual Audit Services and related fees, the audit committee also pre-approves certain Audit-Related fees relating to the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the independent auditor during 2004, including services related to the Audit-Related fees and Tax Fees, were approved by the audit committee under its pre-approval process. The Audit Committee has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees was compatible with maintaining the independence of Ernst & Young LLP and determined that such services did not adversely affect the independence of Ernst & Young LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1.	Financial Statements None.

	2.	Financial Statement Schedules None.

	3.	Exhibits See Exhibit Index, which is filed with this Form 10-K/A following the signature pages and is incorporated herein by reference.

(b)	See (a)(3) above.

(c)	None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2005

STATE FINANCIAL SERVICES CORPORATION
By:	/s/Daniel L. Westope
Daniel L. Westrope,
Executive Vice President and Chief Financial Officer

STATE FINANCIAL SERVICES CORPORATION

EXHIBIT INDEX
TO
AMENDMENT NO. 2 TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2004

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350