Form 10-Q
period 2005-03-31
STATE FINANCIAL SERVICES CORP
filed 2005-05-10
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [X] No [ ]

As of May 10, 2005, there were 6,945,472 shares of Registrant's $0.10 Par Value Common Stock outstanding.

	FORM 10-Q
	STATE FINANCIAL SERVICES CORPORATION
	INDEX
	PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements. (Unaudited)
	Consolidated Statements of Financial Condition as of March 31, 2005 (unaudited) and December 31, 2004 (audited)	3
	Consolidated Statements of Income for the Three Months ended March 31, 2005 and March 31, 2004	4
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and March 31, 2004	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	16
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Default Upon Senior Securities.	17
Item 4.	Submission of Matters to a Vote of Security Holders.	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	17
Signatures		18
Exhibit Index		19

Part I. Financial Information
Item 1. Financial Statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Financial Condition
	March 31, 2005 (unaudited)	December 31, 2004 (audited)
Assets
Cash and due from banks	$38,208,078	$34,864,395
Interest-bearing bank balances	4,318,078	5,170,383
Federal funds sold	3,266,013	14,968,937
Cash and cash equivalents	45,792,169	55,003,715
Investment securities:
Available-for-sale (at fair value)	363,091,235	387,077,866
Held-to-maturity (fair value of $279,075-2005 and $279,511-2004)	274,915	274,947
Loans and leases (net of allowance for loan and lease losses of $13,293,916-2005 and $12,347,154-2004)	983,592,923	922,668,520
Loans held for sale	3,508,915	3,129,775
Premises and equipment	32,975,236	32,941,598
Accrued interest receivable	5,755,389	5,690,553
Goodwill	36,815,156	35,354,252
Core deposit intangible	4,513,744	4,642,708
Bank owned life insurance	22,152,386	21,920,248
Other assets	8,332,086	7,178,719
Total Assets	$1,506,804,154	$1,475,882,901

Liabilities and Shareholders’ Equity
Deposits	1,086,960,675	1,083,866,755
Securities sold under agreement to repurchase	140,363,795	143,723,944
Federal Home Loan Bank advances	67,300,000	67,300,000
Note payable	41,590,000	15,790,000
Subordinated debt	14,000,000	14,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,000,000	30,000,000
Accrued expenses and other liabilities	8,086,171	4,137,478
Accrued interest payable	2,872,557	2,182,398
Total Liabilities	1,391,173,198	1,361,000,575
Minority interest in consolidated subsidiary	577,737	-

Shareholders’ Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $.10 par value; authorized 25,000,000 shares; issued 9,647,073 shares in 2005 and 9,623,301 shares in 2004, outstanding 6,924,233 and 6,900,461 shares in 2005 and 2004	964,707	962,330
Additional paid-in capital	87,294,983	86,885,929
Retained earnings	75,865,314	73,313,612
Accumulated other comprehensive (loss) income	(1,737,292)	1,054,948
Unearned shares held by ESOP	(3,981,303)	(3,981,303)
Treasury stock-2,722,840 shares in 2005 and 2004	(43,353,190)	(43,353,190)
Total Shareholders’ Equity	115,053,219	114,882,326
Total Liabilities and Shareholders’ Equity	$1,506,804,154	$1,475,882,901

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans and leases	$15,706,902	$12,863,766
Investment securities:
Taxable	3,543,599	3,461,179
Tax-exempt	554,028	544,337
Federal funds sold and other short-term investments	25,581	48,145
Total interest income	19,830,110	16,917,427

Interest expense:
Deposits	3,823,757	3,185,396
Securities sold under agreements to repurchase	844,662	773,278
Federal Home Loan Bank advances	730,148	789,391
Other borrowings	1,130,164	540,979
Total interest expense	6,528,731	5,289,044
Net interest income	13,301,379	11,628,383

Provision for loan and lease losses	528,010	600,000
Net interest income after provision for loan and lease losses	12,773,369	11,028,383

Other income:
Service charges on deposit accounts	766,477	845,864
ATM and merchant service fees	260,972	215,063
Security commissions and management fees	140,775	173,139
Investment securities gains, net	146,236	219,380
Gain on sale of loans	313,804	412,586
Bank owned life insurance income	232,138	214,750
Other	738,485	699,011
Total other income	2,598,887	2,779,793

Other expenses:
Salaries and employee benefits	5,168,426	4,366,611
Net occupancy expense	792,177	807,932
Equipment rentals, depreciation and maintenance	971,235	995,209
Data processing	608,811	594,159
Legal and professional	372,787	276,372
Advertising	235,740	320,577
Delivery and postage	218,132	276,702
Telephone	174,612	174,344
Other	1,215,115	1,219,465
Total other expenses	9,757,035	9,031,371

Minority interest in income of consolidated subsidiary	50,025	-

Income before income taxes	5,565,196	4,776,805
Income taxes	1,881,059	1,535,051
Net income	$3,684,137	$3,241,754

Basic earnings per common share	$0.55	$0.48
Diluted earnings per common share	0.54	0.47
Dividends per common share	0.17	0.15

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$3,684,137	$3,241,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	528,010	600,000
Depreciation	701,579	737,000
Amortization of premiums and accretion of discounts on investment securities	195,228	138,255
Amortization of deferred loan fees	(294,723)	(118,738)
Income from bank owned life insurance	(232,138)	(214,750)
Net change in loans held for sale	(379,140)	(18,351,788)
Increase in accrued interest receivable	(64,836)	(339,738)
Increase in accrued interest payable	651,404	356,884
Realized investment securities gains	(146,236)	(219,380)
Payment to Lakes Region Bancorp’s shareholders for acquisition	-	(13,416,729)
Other	1,990,061	(1,068,110)
Net cash provided by (used in) operating activities	6,633,346	(28,655,340)

Investing Activities
Proceeds from maturities or principal payments of investment securities held-to-maturity	-	195,000
Purchases of investment securities available-for-sale	(30,628,300)	(106,977,310)
Proceeds from maturities and sales of investment securities available-for-sale	49,779,381	80,919,577
Net increase in loans and leases	(34,360,530)	(6,710,242)
Business acquisitions, net of cash acquired of $483,000 in 2005	(3,088,680)	-
Net purchases of premises and equipment	(675,018)	(836,679)
Net cash used in investing activities	(18,973,147)	(33,409,654)

Financing Activities
Net increase in deposits	3,093,920	23,266,617
Repayment of notes payable	(21,734,537)	(16,000,000)
Proceeds of notes payable	25,800,000	17,200,000
Proceeds from junior subordinated debentures owed to unconsolidated subsidiary trust	-	14,700,000
(Decrease) increase in securities sold under agreements to repurchase	(3,360,149)	23,131,579
Minority interest in income of consolidated subsidiary	50,025	-
Cash dividends	(1,132,435)	(998,331)
Purchase of treasury stock	-	(4,158,350)
Proceeds from exercise of stock options	411,431	517,884
Net cash provided by financing activities	3,128,255	57,659,399
Decrease in cash and cash equivalents	(9,211,546)	(4,405,595)
Cash and cash equivalents at beginning of period	55,003,715	78,368,126
Cash and cash equivalents at end of period	$45,792,169	$73,962,531
Supplemental information:
Interest paid	$5,839,000	$4,932,000
Income taxes paid	510,000	575,000

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of State Financial Services Corporation (the “Company” or “State”) and its subsidiaries. The Company owns State Financial Bank, National Association (the “Bank”) and 80 percent of the equity interests of m2 Lease Funds LLC (“M2”). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP for complete financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B - ACCOUNTING CHANGES

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in 123(R) is similar to the approach described in Statement 123. However, 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. 123(R) is effective for annual reporting periods beginning after December 15, 2005. The Company expects to adopt 123(R) beginning on January 1, 2006.

123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, which compensation cost is recognized beginning with the effective date based on the requirements of 123(R) for all share-based payments granted after the effective date and all awards granted to employees prior to the effective date of 123(R) that remain unvested on the effective date, or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it depends on the levels of share-based awards granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note E to the consolidated financial statements.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of EITF 03-1-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). EITF 03-1-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FASB Staff Position providing implementation guidance is issued. The disclosure requirements of the EITF 03-1 remain in effect. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

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

	Three months ended
	March 31, 2005	March 31, 2004
Basic:
Weighted-average number of shares outstanding	6,913,160	7,027,777
Less: weighted-average number of unearned ESOP shares	(262,516)	(294,475)
Denominator for basic earnings per share	6,650,644	6,733,302

Fully diluted:
Denominator for basic earnings per share	6,650,644	6,733,302
Add: assumed conversion of stock options using treasury stock method	172,749	199,995
Denominator for fully diluted earnings per share	6,823,393	6,933,297

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under GAAP are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended
	March 31, 2005	March 31, 2004
Net income	$3,684,137	$3,241,754
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	(2,818,544)	824,817
Fair market value adjustment on cash flow hedge, net of tax	114,367	-
Reclassification adjustment for realized gains (losses) included in net income, net of tax	(88,063)	(133,361)
Total comprehensive income	$891,897	$3,933,210

NOTE E - STOCK-BASED COMPENSATION

The Company follows APB Opinion No. 25 under which no compensation expense is recorded when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company’s pro forma information regarding net income and net income per share has been determined as if these options had been accounted for in accordance with the fair value method of Statement 123.

The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In determining compensation expense in accordance with Statement 123, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2005 and March 31, 2004.

	Three months ended March 31,
	2005	2004
Expected life of options	6.28 years	6.45 years
Risk-free interest rate	3.65%	3.51%
Expected dividend yield	2.14%	2.21%
Expected volatility factor	20.80%	21.74%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is generally three years. The Company’s pro forma information (including stock based compensation expense) is as follows:

	Three months ended March 31,
(Thousands, except per share data)	2005	2004
Net income, as reported	$3,684	$3,242
Compensation expense, net of taxes, as reported	3,421	2,963
Pro forma compensation expense in accordance with Statement 123, net of tax	(3,555)	(3,026)
Pro forma net income	$3,550	$3,179

Net income per common share, as reported:
Basic	$0.55	$0.48
Diluted	$0.54	$0.47

Pro forma net income per common share:
Basic	$0.53	$0.47
Diluted	$0.52	$0.46

NOTE F - ACQUISITIONS

On March 21, 2005, the Company entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. The stock merger transaction is valued at $278 million based on the closing share price of Associated’s common stock on March 18, 2005. According to the terms of the agreement, the Corporation will merge into Associated, with the Corporation’s shareholders exchanging each share of their State common stock for 1.20 shares of Associated common stock.

The acquisition is expected to close during the third or fourth quarter of 2005, subject to approval by State’s shareholders, regulatory approvals, and various other conditions to closing.

On January 13, 2005, the Company acquired an 80% interest in m2 Lease Funds, LLC (“M2”) for $3.6 million in cash resulting in approximately $1.5 million in goodwill. M2 is engaged in the business of leasing, primarily machinery and equipment, to commercial and industrial businesses accounted for as direct financing lease contracts. Accordingly, M2’s operating results are included in the Company’s consolidated statement of income from January 13, 2005 through March 31, 2005. M2’s financial condition is included in the Company’s consolidated statement of financial condition as of March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with United States GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

All significant accounting policies are presented in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Management has determined that its accounting policies with respect to the allowance for loan and lease losses (“allowance”) is the accounting area requiring subjective or complex judgments relating to the Company’s financial position and results of operations, and therefore, is its most important critical accounting policy. The allowance represents management’s estimate of probable credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included in the Provision for Loan Losses ad Risk Elements in the Loan Portfolio sections of management’s discussion.

Changes in Financial Condition

At March 31, 2005 and December 31, 2004, the Company’s total assets were $1.5 billion. During the first quarter of 2005, significant uses of funds by the Company consisted of a $34.4 million increase in loans and leases receivable, a $3.4 million decrease in securities sold under agreement to repurchase, $3.1 million in business acquisitions, and a $1.1 million payment for cash dividends. Significant funding sources for the first quarter of 2005 came from a $19.2 million net decrease in investment securities, $6.6 million in cash from operating activities, a $4.1 million net increase in notes payable, and a $3.1 million increase in deposits.

Asset Quality

At March 31, 2005, the Company’s non-performing assets were $9.0 million, an increase of $1.3 million from December 31, 2004 due to an increase of $0.8 million in non-accrual loans and leases and a $0.5 million increase in other real estate owned. Total non-performing assets as a percentage of total assets were 0.59% at March 31, 2005 and 0.52% at December 31, 2004. As a percentage of total loans and leases outstanding, the level of non-performing loans and leases was 0.76% at March 31, 2005 compared to 0.72% at December 31, 2004. This percentage increase was primarily due to the increase in non-performing loans and leases.

When, in the opinion of management, serious doubt exists as to the collectibility of a loan or lease, it is placed on non-accrual status. In all cases, however, when a loan or lease reaches 90 days delinquent on the payment of principal or interest, it is placed on non-accrual status. At the time a loan or lease is classified as non-accrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the allowance. The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004
Non-accrual loans and leases	$7,582	$6,767	$7,830	$8,729	$9,429
Accruing loans and leases past due 90 days or more	-	-	-	-	-
Restructured loans and leases	-	-	-	-	-
Total non-performing and restructured loans and leases	7,582	6,767	7,830	8,729	9,429
Other real estate owned	1,377	872	852	988	5,742
Total non-performing assets	$8,959	$7,639	$8,682	$9,717	$15,171
Ratios:
Non-performing loans and leases to total loans and leases	0.76%	0.72%	0.84%	0.97%	1.05%
Allowance to total loans and leases	1.33	1.32	1.32	1.32	1.24
Allowance to non-performing loans and leases	175.34	182.46	156.81	135.22	118.53
Non-performing assets to total assets	0.59	0.52	0.53	0.61	1.01

Allowance for Loan and Lease Losses and Net Charge-offs

Management maintains the allowance at a level considered adequate to provide for probable loan and lease losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At March 31, 2005, the allowance was $13.3 million, an increase of $0.9 million from December 31, 2004. The allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, and the $0.4 million acquired allowance of M2. As of March 31, 2005 and December 31, 2004, commercial and commercial real estate loans made up 79% of the total loan and lease portfolio.

As a percentage of total loans and leases outstanding, the allowance was 1.33% at March 31, 2005 compared to 1.32% at December 31, 2004. The determination of allowance adequacy is based upon ongoing evaluations of the Company’s loan and lease portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the “Bank”), and reviewed by the Company’s management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan and lease portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans and leases. Based upon its analyses, management considered the allowance adequate to recognize the risk inherent in the loan and lease portfolio at March 31, 2005.

The following table sets forth an analysis of the allowance for the periods indicated (dollars in thousands):

	Three months ended March 31, 2005	Year ended Dec. 31, 2004
Balance at beginning of period	$12,347	$10,706
Charge-offs:
Commercial	5	813
Real estate mortgage	24	113
Consumer	23	289
Leases	-	-
Other	10	18
Total charge-offs	62	1,233
Recoveries:
Commercial	54	408
Real estate mortgage	10	29
Consumer	2	51
Leases	33	-
Other	2	5
Total recoveries	101	493
Net charge-offs	(39)	740
Balance of acquired allowance at date of acquisition	380	-
Additions charged to operations	528	2,381
Balance at end of period	$13,294	$12,347
Ratios:
Net charge-offs (recoveries) to average loans and leases outstanding[1]	(0.02)%	0.08%
Net charge-offs (recoveries) to total allowance[1]	(1.17)	5.99
Allowance to period end loans and leases outstanding	1.33	1.32
1.Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended March 31, 2005 and March 31, 2004.

General

For the quarter ended March 31, 2005, the Company reported net income of $3.7 million and net income per share on a fully diluted basis of $0.54, compared to net income of $3.2 million and net income per share on a fully diluted basis of $0.47 reported for the quarter ended March 31, 2004.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three-month periods ended March 31, 2005 and March 31, 2004 (dollars in thousands):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4
Assets
Interest-earning assets:
Loans and leases 123	$987,853	$15,712	6.45%	$885,740	$12,873	5.85%
Taxable investment securities	318,795	3,516	4.47%	341,282	3,432	4.04%
Tax-exempt investment securities3	57,036	852	6.06%	57,469	837	5.86%
Interest-earnings deposits	4,871	28	2.31%	9,977	29	1.18%
Federal funds sold	4,438	26	2.34%	19,554	48	0.99%
Total interest-earning assets	1,372,993	20,134	5.95%	1,314,022	17,219	5.27%
Non-interest-earnings assets:
Cash and due from banks	38,585			49,299
Premises and equipment, net	32,952			32,930
Other assets	77,783			79,461
Less: Allowance for loan and lease losses	(13,074)			(10,917)
Total	$1,509,239			$1,464,795
Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$117,433	$89	0.31%	$120,192	$78	0.26%
Money market accounts	299,458	1,080	1.46%	235,132	602	1.03%
Savings deposits	123,703	121	0.40%	135,600	134	0.40%
Time deposits	374,310	2,535	2.75%	366,473	2,371	2.60%
Notes payable	87,534	1,061	4.92%	58,327	530	3.65%
FHLB borrowings	67,300	730	4.40%	67,800	789	4.68%
Federal funds purchased	9,171	68	3.01%	2,481	12	1.95%
Securities sold under agreement to repurchase	137,326	845	2.50%	186,355	773	1.67%
Total interest-bearing liabilities	1,216,236	6,529	2.18%	1,172,360	5,289	1.81%
Non-interest-bearings liabilities:
Demand deposits	168,096			168,469
Other	9,330			10,157
Total liabilities	1,393,662			1,350,986
Minority interest in consolidated subsidiary	539			-
Stockholders’ equity	115,038			113,809
Total	$1,509,239			$1,464,795
Net interest earning and interest rate spread		$13,605	3.77%		$11,930	3.46%
Net yield on interest-earning assets			4.02%			3.65%

Footnotes
1. For the purposes of these computations, non-accrual loans and leases are included in the daily average loan and lease amounts outstanding.

2. Interest earned on loans and leases includes loan and lease fees, which are not material in amount.

3. In accordance with the Sarbanes-Oxley Act of 2002 regarding the use of financial measures and ratios not calculated in accordance with GAAP, a reconciliation must be provided that shows these measures and ratios calculated according to GAAP and a statement why management believes these measures and ratios provide a more accurate view of performance.

Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company’s financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and the corresponding reconciliation to GAAP financial measures for the three months ended March 31, 2005 and March 31, 2004.

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

	Three months ended March 31,
	2005	2004
(A) Interest income (GAAP)	$19,830	$16,917
Taxable equivalent adjustment-loans	6	9
Taxable equivalent adjustment-Tax-exempt securities	298	293
Interest income-FTE	20,134	17,219
(B) Interest expense (GAAP)	6,529	5,289
(C) Net interest income (GAAP) (A minus B)	13,301	11,628
Net interest income-FTE	13,605	11,930
(D) Net interest margin (GAAP)	3.93%	3.56%
Net interest margin-FTE	4.02%	3.65%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

4. Annualized.

For the quarter ended March 31, 2005, the Company reported taxable-equivalent net interest income of $13.6 million, an increase of $1.7 million, or 14.0%, from the $11.9 million reported for the quarter ended March 31, 2004. This increase reflects the Company’s interest rate risk management policy, which is currently positioned to benefit from rising interest rates. The taxable-equivalent yield on interest-earning assets (net interest margin) increased to 4.02% in the first quarter of 2005 from 3.65% in the first quarter of 2004.

The Company’s taxable-equivalent total interest income increased $2.9 million for the quarter ended March 31, 2005 compared to the same period of 2004 due to the increase in average loans and leases outstanding, enhanced by a higher interest rate environment. Average loans and leases outstanding increased by $102.1 million, or 11.5%, in the first quarter of 2005 over the first quarter of 2004. For the quarter ended March 31, 2005, the taxable-equivalent yield on interest-earning assets was 5.95% compared to 5.27% for the quarter ended March 31, 2004. The first quarter 2005 loan and lease yield was 6.45% compared to 5.85% in the first quarter of 2004. The Company also experienced increases in the yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher interest rates. For the quarter ended March 31, 2005, the yield earned on taxable investment securities increased to 4.47% from 4.04% for the quarter ended March 31, 2004. The taxable equivalent yields earned on tax-exempt investment securities increased to 6.06% for the quarter ended March 31, 2005 from 5.86% for the quarter ended March 31, 2004. The increase in these yields for the first quarter of 2005 compared to the first quarter of 2004 is the result of matured or repaid securities replaced by higher yielding securities in an increasing interest rate environment.

The Company’s funding costs were also impacted by the higher interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities increased to 2.18% for the first quarter of 2005 from 1.81% for the first quarter of 2004. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the first quarter of 2005, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 24.8% of the Company’s interest-bearing liabilities compared to 26.9% in the first quarter 2004 due to loan and lease growth exceeding deposit growth in the period. Additionally, interest expense on other borrowings increased $0.6 million, or 108.9%, primarily due to the additional notes payable related to the acquisition of M2.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.5 million in the first quarter of 2005 and $0.6 million in the first quarter of 2004. The provision is adjusted to reflect loan and lease growth and management’s assessment of asset quality and risk inherent in the loan and lease portfolio. This growth has been primarily concentrated in the commercial real estate loan category. These loans inherently involve more risk than exists in the remaining loan and lease portfolio.

Other Income

Total other income decreased $181,000, or 6.5%, in the first quarter of 2005 compared to the first quarter of 2004. The decrease was primarily the result of decreases in gains on sale of residential mortgage loans of $99,000, service charges on deposits of $79,000, and investment securities gains of $73,000, offset by increases in automated teller machine (“ATM”) and merchant service fees of $46,000. Gains on sale of residential mortgage loans decreased due to a reduction in mortgage origination volumes. Service charges on deposit accounts decreased due to fewer fees on business accounts. ATM and merchant services increased mainly due to increased transactional volumes.

Other Expenses

Other expenses increased $726,000, or 8.0%, in the first quarter of 2005 over the first quarter of 2004. The increase was primarily due to increases in salaries and employee benefits of $802,000 and legal and professional fees of $96,000, offset by decreases in advertising of $85,000 and delivery and postage of $56,000. Salaries and employee benefits increased due to higher salaries resulting from annual merit increases, additional salaries from the acquisition of M2, higher employee insurance costs and higher performance incentive accruals. Legal and professional expense increased due to acquisition-related expenditures and higher audit expenses. Advertising expenses decreased due to a change in the long-term advertising strategy relating to the pending acquisition by Associated. Delivery and postage decreased due to timing of the related expenditures.

Income Taxes

The Company’s consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the three months ended March 31, 2005 was 33.8% compared to 32.1% for the three months ended March 31, 2004. Provisions for income tax were $1.9 million for the first quarter of 2005 compared to $1.5 million for the first quarter of 2004.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $46.0 million and $55.0 million at March 31, 2005 and December 31, 2004, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company’s level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at March 31, 2005 (dollars in thousands):

	Actual		Regulatory Minimum Requirement		Regulatory Well-capitalized Requirement
	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 leverage	$105,462	7.2%	$58,708	4.0%	$73,385	5.0%
Tier 1 risk-based capital	$105,462	9.0%	$46,785	4.0%	$70,177	6.0%
Risk-based capital	$132,756	11.4%	$93,569	8.0%	$116,962	10.0%

The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital infusion. It is the Company’s plan to maintain its capital position at or in excess of the “well-capitalized” definition. The Company seeks to obtain additional capital growth through earnings retention and a consistent dividend policy.

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

The Company designated the current interest rate swaps outstanding as fair value and cash flow hedges that qualify for “short-cut” treatment. Accordingly, the Company does not anticipate ineffectiveness arising from differences between the fair value of the hedged item and the fair value of the swap.

The following table summarizes the Company’s fair value and cash flow hedges at March 31, 2005 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)
Fixed Rate Loan	Receive Variable Swap	$3,780	$77	7.75
Variable Rate Borrowing	Pay Fixed Swap	$15,000	$191	4.00

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Forward Looking Statements

Certain matters discussed in this Report are “forward-looking statements” that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements generally will include words such as “believes,” “anticipates,” “expects,” or words of similar meaning. Similarly, statements that describe future plans, objectives, outlooks, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Report. Factors that could cause such a variance include, but are not limited to, changes in interest rates, unanticipated issues negatively impacting the ability of State and Associated to complete the proposed merger in a timely manner, local market competition, customer loan and deposit preferences, governmental regulations, and other general economic conditions. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Report are only made as of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits

RIDER

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

STATE FINANCIAL SERVICES CORPORATION
(Registrant)

Date: May 10, 2005                     By /s/ Michael J. Falbo
Michael J. Falbo
Chairman and Chief Executive Officer

Date: May 10, 2005                     By /s/ Daniel L. Westrope
Daniel L. Westrope
Executive Vice President, Chief Financial Officer,
Treasurer, and Corporate Secretary

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended March 31, 2005

Exhibit Number

RIDER

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.