Form 10-K/A
period 2004-12-31
STATE FINANCIAL SERVICES CORP
filed 2005-05-19
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

State Financial Services Corporation (the “Company” or “SFSC”) hereby amends Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) solely to correct information provided in Note 14 - Income Taxes to the Notes to Consolidated Financial Statement appearing only in the EDGAR version of the Form 10-K filed with the Securities and Exchange Commission (the “Commission”). The changes made to Note 14 correct an error in the accounting for income taxes related to purchase accounting for prior year acquisitions. This Amendment on Form 10-K/A does not change in any other way the financial statements and notes thereto included in Part II, Item 8 of the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Item 8 of the Form 10-K, which Item contained Note 14 - Income Taxes to the Notes to Consolidated Financial Statement, has been restated in its entirety in this Amendment on Form 10-K/A. Under Rule 12b-15, the Company is restating in its entirety Part IV, Item 15 of the Form 10-K to file as exhibits updated certifications pursuant to Rule 13a-15(e)/15d-15(e) under the Exchange Act and 18 U.S.C. Section 1350 and an updated consent of the Company’s independent registered public accounting firm. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 3. This Amendment on Form 10-K/A reflects only the changes discussed above and does not reflect any events occurring after the filing of the Form 10-K. No other information included in the Form 10-K has been modified or updated in any way.

This Amendment on Form 10-K/A constitutes Amendment No. 3 to the Form 10-K. Amendment No. 1 to the Form 10-K was filed with the Commission on April 16, 2005. Amendment No. 2 to the Form 10-K was filed with the Commission on May 4, 2005.

PART II

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

	December 31,
	2004	2003
Gross carrying amount at beginning of year	$5,158,565	$-
Accumulated amortization	515,857	-
Net book value at end of year	$4,642,708	$5,158,565
Additions during the year	-	$5,158,565
Amortization during the year	$515,857	$-

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

4. Restrictions on Cash and Due From Bank Accounts

State Financial Bank, N.A. (Bank) is required to maintain reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 2004 and 2003 was approximately $17.7 million and $21.8 million, respectively.

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

Significant components of the provision for income taxes are as follows:

	2004	2003	2002
Current tax provision:
Federal	$5,205,992	$5,095,695	$4,663,893
State	1,074,930	756,755	638,000
	6,280,922	5,852,450	5,301,893
Deferred tax benefit:
Federal	(98,000)	(578,000)	(425,000)
State	(14,000)	(34,000)	(83,000)
	(112,000)	(612,000)	(508,000)
	$6,168,922	$5,240,450	$4,793,893

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Federal net operating loss carryforwards	$905,179	$73,088
State net operating loss carryforwards	1,058,879	994,560
Allowance for loan loss	4,940,683	4,167,971
Accumulated depreciation	391,339	331,946
Other	813,532	472,897
Total deferred tax assets	8,109,612	6,040,462
Valuation allowance for deferred tax assets	(1,066,608)	(996,506)
Net deferred tax assets	7,043,004	5,043,956

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	622,326	1,938,938
FHLB dividends	1,422,944	1,000,460
Purchase accounting adjustments	2,130,264	3,197,870
Other	446,875	206,380
Total deferred tax liabilities	4,622,409	6,343,648
Net deferred tax asset (liability)	$2,420,595	$(1,299,692)

Income tax expense differs from that computed at the federal statutory corporate tax rate as follows:

	2004	2003	2002
Income before income taxes	$20,309,678	$17,579,204	$15,946,716

Income tax expense at the federal statutory rate	$7,108,387	$5,976,929	$5,421,883
Increase (decrease) resulting from:
Tax-exempt interest income	(774,752)	(780,592)	(916,000)
State income taxes, net of federal income tax benefit	689,605	478,643	366,000
Bank owned life insurance	(311,592)	(456,921)	(102,000)
Other	(542,726)	22,391	24,010
Income taxes	$6,168,922	$5,240,450	$4,793,893

At December 31, 2004, the Company and its consolidated subsidiaries had federal net operating loss carryforwards of approximately $2.6 million and state net operating loss carryforwards of approximately $20.6 million. The federal net operating loss carryforwards are subject to an annual limitation of approximately $0.3 million and are available to reduce future tax expense through the year ending December 31, 2020. The remaining state net operating loss carryforwards expire in years 2005 through 2019.

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

Date: May 19, 2005

STATE FINANCIAL SERVICES CORPORATION

By: /s/ Daniel L. Westrope
Daniel L. Westrope,
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary

STATE FINANCIAL SERVICES CORPORATION

EXHIBIT INDEX
TO
ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED December 31, 2004

NOTE:
To maintain a set of exhibit reference numbers consistent with Registrant’s prior filings under the Securities Act of 1933 and the Securities Act of 1934, Registrant has intentionally omitted exhibit reference numbers which pertain to exhibits which are not applicable or in effect. Except as specifically noted below, all of the exhibits identified are filed herewith. The Registrant’s Securities and Exchange Commission File No. is 0-018166.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant as Amended and Restated. (8)
3.2	Amended and Restated Bylaws of Registrant, as amended through December 1, 2004.#
4.1	Rights Agreement between State Financial Services Corporation and American Stock Transfer & Trust Company (as successor Rights Agent to Firstar Bank, N.A.) dated July 27, 1999. (7)
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

10.15	Form of State Financial Services Corporation Supplemental Executive Retirement Plan for Robert J. Cera, Daniel L. Westrope and John B. Beckwith. (10)
10.16	Form of ISO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (12)
10.17	Form of NQO Option Agreement State Financial Services Corporation 1998 Stock Incentive Plan (13)
21	Subsidiaries of Registrant.#
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

(1)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(2)	Incorporated by reference from Registrant’s registration statement on Form S-1, Registration Number 33-31517, dated October 11, 1989.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-1, dated December 6, 1989.
(4)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated July 27, 1999.
(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(9)	Incorporated by reference from Registrant’s registration statement on Form S-8, Registration Number 333-67486, dated September 14, 2001.
(10)	Incorporated by reference from Exhibit 2.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(11)	Incorporated by reference from Registrant’s Tender Offer Statement on Schedule TO, Dated November 1, 2002.
(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
(13)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

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