Form 10-Q
period 2005-06-30
STATE FINANCIAL SERVICES CORP
filed 2005-08-09
CIK 745614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10 - Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

As of August 8, 2005, there were 7,018,849 shares of Registrant's $0.10 Par Value Common Stock outstanding.

	FORM 10-Q
	STATE FINANCIAL SERVICES CORPORATION
	INDEX
	PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements. (unaudited)
	Consolidated Statements of Financial Condition as of June 30, 2005 (unaudited) and December 31, 2004 (audited)	3
	Consolidated Statements of Income for the Three Months ended June 30, 2005 and June 30, 2004	4
	Consolidated Statements of Income for the Six Months ended June 30, 2005 and June 30, 2004	5
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and June 30, 2004	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	20
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 6.	Exhibits.	21
Signatures		22
Exhibit Index		23

Part I. Financial Information
Item 1. Financial Statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Financial Condition
	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Assets
Cash and due from banks	$39,975,432	$34,864,395
Interest-bearing bank balances	5,766,426	5,170,383
Federal funds sold	994,662	14,968,937
Cash and cash equivalents	46,736,520	55,003,715
Investment securities:
Available-for-sale (at fair value)	360,619,037	387,077,866
Held-to-maturity (fair value of $277,868-2005 and $279,511-2004)	274,892	274,947
Loans and leases (net of allowance for loan and lease losses of $13,809,579-2005 and $12,347,154-2004)	1,016,169,371	922,668,520
Loans held for sale	4,952,290	3,129,775
Premises and equipment	32,607,789	32,941,598
Accrued interest receivable	5,763,248	5,690,553
Goodwill	36,815,156	35,354,252
Core deposit intangible	4,384,780	4,642,708
Bank owned life insurance	22,375,975	21,920,248
Other assets	6,309,989	7,178,719
Total Assets	$1,537,009,047	$1,475,882,901

Liabilities and Shareholders’ Equity
Deposits	1,068,457,783	1,083,866,755
Securities sold under agreement to repurchase	159,083,121	143,723,944
Federal Home Loan Bank advances	67,300,000	67,300,000
Note payable	44,122,678	15,790,000
Subordinated debt	14,000,000	14,000,000
Junior subordinated debentures owed to unconsolidated subsidiary trust	30,000,000	30,000,000
Federal funds purchased	24,000,000	-
Accrued expenses and other liabilities	7,466,185	4,137,478
Accrued interest payable	2,760,802	2,182,398
Total Liabilities	1,417,190,569	1,361,000,575
Minority interest in consolidated subsidiary	644,697	-

Shareholders’ Equity:
Preferred stock, $1 par value; authorized-100,000 shares; issued and outstanding-none	-	-
Common stock, $0.10 par value; authorized 25,000,000 shares; issued 9,697,837 shares in 2005 and 9,623,301 shares in 2004, outstanding 6,974,997 and 6,900,461 shares in 2005 and 2004, respectively	969,784	962,330
Additional paid-in capital	88,226,942	86,885,929
Retained earnings	77,891,392	73,313,612
Accumulated other comprehensive (loss) income	(579,844)	1,054,948
Unearned shares held by ESOP	(3,981,303)	(3,981,303)
Treasury stock-2,722,840 shares in 2005 and 2004	(43,353,190)	(43,353,190)
Total Shareholders’ Equity	119,173,781	114,882,326
Total Liabilities and Shareholders’ Equity	$1,537,009,047	$1,475,882,901

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,
	2005	2004
Interest income:
Loans and leases	$17,227,038	$12,917,564
Investment securities:
Taxable	3,524,874	3,867,596
Tax-exempt	541,254	548,895
Federal funds sold and other short-term investments	41,811	28,729
Total interest income	21,334,977	17,362,784

Interest expense:
Deposits	4,543,658	3,321,840
Securities sold under agreements to repurchase	1,015,639	613,640
Federal Home Loan Bank advances	684,413	787,903
Other borrowings	976,486	587,829
Total interest expense	7,220,196	5,311,212
Net interest income	14,114,781	12,051,572

Provision for loan and lease losses	689,248	600,000
Net interest income after provision for loan and lease losses	13,425,533	11,451,572

Other income:
Service charges on deposit accounts	754,260	766,586
ATM and merchant service fees	282,361	259,070
Security commissions and management fees	137,865	192,659
Investment securities gains, net	161,275	198,899
Gain on sale of loans	379,883	516,824
Bank owned life insurance income	223,589	223,343
Other	681,161	817,875
Total other income	2,620,394	2,975,256

Other expenses:
Salaries and employee benefits	5,006,343	4,520,763
Net occupancy expense	735,216	762,237
Equipment rentals, depreciation and maintenance	1,015,043	1,070,919
Data processing	620,216	598,693
Legal and professional	446,170	198,517
Advertising	414,284	329,424
Delivery and postage	189,979	283,998
Telephone	154,473	168,890
Merger related expenses	850,462	-
Other	1,226,671	1,429,120
Total other expenses	10,658,857	9,362,561

Minority interest in income of consolidated subsidiary	66,960	-

Income before income taxes	5,320,110	5,064,267
Income taxes	2,153,405	1,626,895
Net income	$3,166,705	$3,437,372

Basic earnings per common share	$0.47	$0.52
Diluted earnings per common share	0.46	0.50
Dividends per common share	0.17	0.15

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Income (unaudited)

	Six Months Ended June 30,
	2005	2004
Interest income:
Loans and leases	$32,933,940	$25,781,330
Investment securities:
Taxable	7,068,473	7,328,775
Tax-exempt	1,095,282	1,093,232
Federal funds sold and other short-term investments	67,392	76,874
Total interest income	41,165,087	34,280,211

Interest expense:
Deposits	7,969,928	6,507,236
Securities sold under agreements to repurchase	1,860,301	1,386,918
Federal Home Loan Bank advances	1,414,561	1,577,294
Other borrowings	2,504,137	1,128,808
Total interest expense	13,748,927	10,600,256
Net interest income	27,416,160	23,679,955

Provision for loan and lease losses	1,217,258	1,200,000
Net interest income after provision for loan and lease losses	26,198,902	22,479,955

Other income:
Service charges on deposit accounts	1,520,737	1,629,106
ATM and merchant service fees	543,333	474,133
Security commissions and management fees	278,640	365,798
Investment securities gains, net	307,511	418,279
Gain on sale of loans	693,687	929,410
Bank owned life insurance income	455,727	438,093
Other	1,419,646	1,464,084
Total other income	5,219,281	5,718,903

Other expenses:
Salaries and employee benefits	10,174,769	8,887,374
Net occupancy expense	1,527,393	1,534,023
Equipment rentals, depreciation and maintenance	1,986,278	2,066,128
Data processing	1,229,027	1,192,852
Legal and professional	768,291	603,376
Advertising	650,024	650,001
Delivery and postage	408,111	560,700
Telephone	329,085	343,234
Merger related expenses	850,462	-
Other	2,492,452	2,520,098
Total other expenses	20,415,892	18,357,786

Minority interest in income of consolidated subsidiary	116,985	-

Income before income taxes	10,885,306	9,841,072
Income taxes	4,034,464	3,161,946
Net income	$6,850,842	$6,679,126

Basic earnings per common share	$1.03	$1.00
Diluted earnings per common share	1.00	0.97
Dividends per common share	0.34	0.30

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$6,850,842	$6,679,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,217,258	1,200,000
Depreciation	1,391,163	1,503,488
Amortization of premiums and accretion of discounts on investment securities	519,920	337,675
Amortization of deferred loan fees	(669,219)	(310,465)
Income from bank owned life insurance	(455,727)	(438,093)
Net change in loans held for sale	(1,822,515)	(1,492,965)
Increase in accrued interest receivable	(72,695)	(462,164)
Increase in accrued interest payable	539,649	368,899
Realized investment securities gains	(307,511)	(418,279)
Payment to Lakes Region Bancorp’s shareholders for acquisition	-	(13,416,729)
Other	2,574,390	2,657,580
Net cash provided by (used in) operating activities	9,765,555	(3,791,927)

Investing Activities
Proceeds from maturities or principal payments of investment securities held-to-maturity	-	280,000
Purchases of investment securities available-for-sale	(336,739,648)	(390,394,283)
Proceeds from maturities and sales of investment securities available-for-sale	360,303,727	243,619,695
Net increase in loans and leases	(67,251,730)	(18,758,116)
Business acquisitions, net of cash acquired of $483,000 in 2005	(3,088,680)	-
Net purchases of premises and equipment	(997,155)	(1,764,641)
Net cash used in investing activities	(47,773,486)	(167,017,345)

Financing Activities
Net (decrease) increase in deposits	(15,408,972)	37,647,332
Repayment of notes payable	(23,959,537)	(19,000,000)
Proceeds of notes payable	30,557,678	20,300,000
Proceeds from junior subordinated debentures owed to unconsolidated subsidiary trust	-	14,700,000
Increase in securities sold under agreements to repurchase	15,359,177	118,815,021
Proceeds from federal funds purchased	24,000,000	-
Minority interest in income of consolidated subsidiary	116,985	-
Cash dividends	(2,273,062)	(1,997,345)
Purchase of treasury stock	-	(4,158,350)
Proceeds from exercise of stock options	1,348,467	567,754
Net cash provided by financing activities	29,740,736	166,874,412
Decrease in cash and cash equivalents	(8,267,195)	(3,934,860)
Cash and cash equivalents at beginning of period	55,003,715	78,368,126
Cash and cash equivalents at end of period	$46,736,520	$74,733,266
Supplemental information:
Interest paid	$13,170,523	$10,231,357
Income taxes paid	4,368,889	4,161,843

See notes to unaudited consolidated financial statements.

State Financial Services Corporation And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
For the Quarter Ended June 30, 2005

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

123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, pursuant to which compensation cost is recognized beginning with the effective date based on the requirements of 123(R) for all share-based payments granted after the effective date and all awards granted to employees prior to the effective date of 123(R) that remain unvested on the effective date, or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be determined at this time because it depends on the levels of share-based awards granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of such statement would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note E to the unaudited consolidated financial statements.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether an impairment is other-than-temporary, and measurement of an impairment loss. Under EITF 03-1, an investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If an impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. EITF 03-1 also addresses accounting considerations subsequent to recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

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

NOTE C - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unearned Employee Stock Ownership Plan (“ESOP”) shares. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period less unallocated ESOP shares plus the assumed conversion of all potentially dilutive securities. The denominators for the earnings per share amounts are as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic:
Weighted-average number of shares outstanding	6,948,503	6,939,809	6,930,929	6,983,792
Less: weighted-average number of unearned ESOP shares	(262,516)	(281,288)	(262,516)	(287,881)
Denominator for basic earnings per share	6,685,987	6,658,521	6,668,413	6,695,911

Fully diluted:
Denominator for basic earnings per share	6,685,987	6,658,521	6,668,413	6,695,911
Add: assumed conversion of stock options using treasury stock method	170,727	196,396	171,738	200,825
Denominator for fully diluted earnings per share	6,856,714	6,854,917	6,840,151	6,896,736

NOTE D - COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under GAAP are not included in reported net income but are instead reflected directly in shareholders’ equity.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$3,166,705	$3,437,372	$6,850,842	$6,679,126
Other comprehensive income:
Change in unrealized securities gains (losses), net of tax	1,407,752	(4,383,320)	(1,410,792)	(3,558,503)
Fair market value adjustment on cash flow hedge, net of tax	(38,817)	-	(38,817)	-
Reclassification adjustment for realized gains included in net income, net of tax	(97,120)	(120,911)	(185,183)	(254,272)
Total comprehensive income (loss)	$4,438,520	$(1,066,859)	$5,216,050	$2,866,351

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

The Black-Scholes option valuation model is commonly used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require certain assumptions to be made, including the expected stock price volatility. Since the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in assumptions can materially affect the fair value estimates, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

In determining compensation expense in accordance with Statement 123, the fair value of the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months and six months ended June 30, 2005 and June 30, 2004.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected life of options	6.27 years	6.45 years	6.27 years	6.45 years
Risk-free interest rate	3.65%	3.51%	3.65%	3.51%
Expected dividend yield	2.14%	2.21%	2.14%	2.21%
Expected volatility factor	20.68%	21.73%	20.68%	21.73%

For purposes of pro forma disclosures, the estimated fair value of the Company’s employee stock options is amortized to expense over the options’ vesting period, which is generally three years. The Company’s pro forma information (including stock based compensation expense) is as follows:

	Three months ended		Six months ended
(In thousands, except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$3,167	$3,437	$6,851	$6,679
Compensation expense, net of taxes, as reported	2,978	3,070	6,400	6,032
Pro forma compensation expense in accordance with Statement 123, net of tax	(3,128)	(3,148)	(6,686)	(6,211)
Pro forma net income	$3,017	$3,359	$6,565	$6,500

Net income per common share, as reported:
Basic	$0.47	$0.52	$1.03	$1.00
Diluted	$0.46	$0.50	$1.00	$0.97

Pro forma net income per common share:
Basic	$0.45	$0.50	$0.98	$0.97
Diluted	$0.44	$0.49	$0.96	$0.94

NOTE F - ACQUISITIONS

On March 21, 2005, the Company entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. The stock merger transaction is valued at $278 million based on the closing share price of Associated’s common stock on March 18, 2005. According to the terms of the agreement, the Company will merge into Associated, with the Company’s shareholders exchanging each share of their State common stock for 1.20 shares of Associated common stock.

The merger with Associated is expected to close during the third quarter of 2005, subject to approval by State’s shareholders, regulatory approvals, and various other conditions to closing. The Company’s Board of Directors has set August 24, 2005 as the date of the special meeting of the Company’s shareholders to approve the merger. The record date for determining the shareholders entitled to receive notice of, and to vote at, the special meeting is July 6, 2005.

On January 13, 2005, the Company acquired an 80% interest in m2 Lease Funds, LLC (“M2”) for $3.6 million in cash, resulting in approximately $1.5 million in goodwill. M2 is engaged in the business of leasing, primarily machinery and equipment, to commercial and industrial businesses accounted for as direct financing lease contracts. M2’s operating results are included in the Company’s Consolidated Statements of Income from January 13, 2005 through June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application of Critical Accounting Policies

The Company’s unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q are prepared in accordance with United States GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available to the Company as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the unaudited consolidated financial statements.

All of the Company’s significant accounting policies are presented in Note 1 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2004. These policies, along with the disclosures presented in the other financial statement notes contained in this Quarterly Report on Form 10-Q and in this discussion, provide information on how significant assets and liabilities are valued in the unaudited consolidated financial statements and how those values are determined.

The Company’s management has determined that its accounting policies with respect to the allowance for loan and lease losses (“allowance”) require subjective or complex judgments relating to the Company’s financial position and results of operations, and therefore, are its most important critical accounting policies. The allowance represents management’s estimate of probable credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset category included in the Consolidated Statements of Financial Condition. Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included in the Provision for Loan Losses at Risk Elements in the Loan Portfolio sections of management’s discussion and analysis included in such Annual Report.

Changes in Financial Condition

At June 30, 2005 and December 31, 2004, the Company’s total assets were approximately $1.5 billion. During the first six months of 2005, significant uses of funds by the Company consisted of a $67.3 million increase in loans and leases receivable, $15.4 million decrease in deposits, $3.1 million in business acquisitions, a $2.3 million payment for cash dividends, and $1.0 million in net purchases of premises and equipment. Significant funding sources for the first six months of 2005 came from a $23.6 million net decrease in investment securities, $15.4 million increase in securities sold under agreement to repurchase, $9.8 million in cash from operating activities, a $6.6 million net increase in notes payable, $24.0 million increase in federal funds purchased, and $1.3 million from the exercise of stock options.

Asset Quality

At June 30, 2005, the Company’s non-performing assets were $7.1 million, a decrease of $0.6 million from December 31, 2004 due to a decrease of $0.8 million in other real estate owned offset by an increase of $0.2 million in non-accrual loans and leases. Total non-performing assets as a percentage of total assets were 0.46% at June 30, 2005 and 0.52% at December 31, 2004. As a percentage of total loans and leases outstanding, the level of non-performing loans and leases was 0.68% at June 30, 2005 compared to 0.72% at December 31, 2004. This percentage decrease was primarily due to total loans and leases increasing at a faster rate than non-performing loans and leases.

When, in the opinion of the Company’s management, serious doubt exists as to the collectibility of a loan or lease, it is placed on non-accrual status. In all cases, however, when a loan or lease reaches 90 days delinquent on the payment of principal or interest, it is placed on non-accrual status. At the time a loan or lease is classified as non-accrual, interest credited to income in the current year is reversed and interest income accrued in the prior year is charged to the allowance. The following table summarizes non-performing assets on the dates indicated (dollars in thousands).

	Jun. 30 2005	Mar. 31 2005	Dec. 31 2004	Sep. 30 2004	Jun. 30 2004
Non-accrual loans and leases	$6,990	$7,582	$6,767	$7,830	$8,729
Accruing loans and leases past due 90 days or more	-	-	-	-	-
Restructured loans and leases	-	-	-	-	-
Total non-performing and restructured loans and leases	6,990	7,582	6,767	7,830	8,729
Other real estate owned	98	1,377	872	852	988
Total non-performing assets	$7,088	$8,959	$7,639	$8,682	$9,717
Ratios:
Non-performing loans and leases to total loans and leases	0.68%	0.76%	0.72%	0.84%	0.97%
Allowance to total loans and leases	1.33	1.33	1.32	1.32	1.32
Allowance to non-performing loans and leases	197.57	175.34	182.46	156.81	135.22
Non-performing assets to total assets	0.46	0.59	0.52	0.53	0.61

Allowance for Loan and Lease Losses and Net Charge-offs

Management maintains the allowance at a level considered adequate to provide for probable loan and lease losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. At June 30, 2005, the allowance was $13.8 million, an increase of $1.5 million from December 31, 2004. The allowance was increased primarily due to the increased number of commercial loans, which are generally higher risk, and the $0.4 million acquired allowance of M2. As of June 30, 2005 and December 31, 2004, commercial and commercial real estate loans made up 79% of the total loan and lease portfolio.

As a percentage of total loans and leases outstanding, the allowance was 1.33% at June 30, 2005 compared to 1.32% at December 31, 2004. The determination of allowance adequacy is based upon ongoing evaluations of the Company’s loan and lease portfolio conducted by the Internal Loan Review function of its banking subsidiary, State Financial Bank, N.A. (the “Bank”), and reviewed by the Company’s management. These evaluations consider a variety of factors, including, but not limited to, general economic conditions, loan and lease portfolio size, type, and composition, previous loss experience, the borrowers’ financial condition, collateral adequacy, and the level of non-performing loans and leases. Based upon its analyses, management considered the allowance adequate to recognize the risk inherent in the loan and lease portfolio at June 30, 2005.

The following table sets forth an analysis of the allowance for the periods indicated (dollars in thousands):

	Six months ended June 30, 2005	Year ended Dec. 31, 2004
Balance at beginning of period	$12,347	$10,706
Charge-offs:
Commercial	207	813
Real estate mortgage	30	113
Consumer	51	289
Leases	-	-
Other	12	18
Total charge-offs	300	1,233
Recoveries:
Commercial	122	408
Real estate mortgage	1	29
Consumer	7	51
Leases	33	-
Other	3	5
Total recoveries	166	493
Net charge-offs	134	740
Balance of acquired allowance at date of acquisition	380	-
Additions charged to operations	1,217	2,381
Balance at end of period	$13,810	$12,347
Ratios:
Net charge-offs to average loans and leases outstanding[1]	0.03%	0.08%
Net charge-offs to total allowance[1]	1.95	5.99
Allowance to period end loans and leases outstanding	1.33	1.32
1.Annualized.

Results of Operations-Comparison of the Three-Month Periods Ended June 30, 2005 and June 30, 2004.

General

For the three months ended June 30, 2005, the Company reported net income of $3.2 million and net income per share on a fully diluted basis of $0.46, compared to net income of $3.4 million and net income per share on a fully diluted basis of $0.50 reported for the three months ended June 30, 2004.

Net Interest Income

The following table sets forth average balances, related interest income and expenses, and effective interest yields and rates for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4
Assets
Interest-earning assets:
Loans and leases 123	$1,019,732	$17,232	6.78%	$894,760	$12,926	5.81%
Taxable investment securities	337,343	3,493	4.15%	402,267	3,852	3.85%
Tax-exempt investment securities3	56,137	833	5.95%	57,647	844	5.89%
Interest-earnings deposits	3,546	32	3.58%	5,694	16	1.09%
Federal funds sold	5,820	42	2.88%	14,136	29	0.82%
Total interest-earning assets	1,422,578	21,632	6.10%	1,374,504	17,667	5.17%
Non-interest-earnings assets:
Cash and due from banks	31,724			56,998
Premises and equipment, net	32,931			33,249
Other assets	76,747			78,932
Less: Allowance for loan and lease losses	(13,657)			(11,385)
Total	$1,550,323			$1,532,298
Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$118,942	$102	0.34%	$123,732	$85	0.28%
Money market accounts	294,166	1,218	1.66%	249,421	713	1.15%
Savings deposits	124,562	123	0.40%	135,692	134	0.40%
Time deposits	367,529	2,703	2.95%	378,538	2,390	2.54%
Notes payable	87,725	1,167	5.34%	62,247	579	3.74%
FHLB borrowings	67,300	685	4.08%	67,800	788	4.67%
Federal funds purchased	19,030	206	4.34%	2,452	8	1.31%
Securities sold under agreement to repurchase	171,338	1,016	2.38%	216,807	614	1.14%
Total interest-bearing liabilities	1,250,592	7,220	2.32%	1,236,689	5,311	1.73%
Non-interest-bearings liabilities:
Demand deposits	173,261			178,119
Other	8,431			6,096
Total liabilities	1,432,284			1,420,904
Minority interest in consolidated subsidiary	597			-
Stockholders’ equity	117,442			111,394
Total	$1,550,323			$1,532,298
Net interest earning and interest rate spread		$14,412	3.78%		$12,356	3.44%
Net yield on interest-earning assets			4.06%			3.62%

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

Certain non-GAAP financial measures and ratios are used by management to evaluate and measure the Company’s performance. These measures and ratios include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company’s financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and a reconciliation of these non-GAAP measures and ratios to their most directly comparable GAAP financial measures for the three months ended June 30, 2005 and June 30, 2004.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis, which measures comparability of net interest income arising from both taxable and tax-exempt sources (dollars in thousands).

	Three months ended
	June 30, 2005	June 30, 2004
(A) Interest income (GAAP)	$21,335	$17,363
Taxable equivalent adjustment-loans	5	9
Taxable equivalent adjustment-Tax-exempt securities	292	295
Interest income-FTE	21,632	17,667
(B) Interest expense (GAAP)	7,220	5,311
(C) Net interest income (GAAP) (A minus B)	14,115	12,052
Net interest income-FTE	14,412	12,356
(D) Net interest margin (GAAP)	3.98%	3.53%
Net interest margin-FTE	4.06%	3.62%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

4. Annualized.

For the three months ended June 30, 2005, the Company reported taxable-equivalent net interest income of $14.4 million, an increase of $2.1 million, or 16.6%, from the $12.4 million reported for the three months ended June 30, 2004. This increase reflects the Company’s interest rate risk management policy, which is currently positioned to benefit from rising interest rates. The taxable-equivalent yield on interest-earning assets (net interest margin) increased to 4.06% in the second quarter of 2005 from 3.62% in the second quarter of 2004.

The Company’s taxable-equivalent total interest income increased $4.0 million for the three months ended June 30, 2005 compared to the same period of 2004 due to the increase in average loans and leases outstanding, enhanced by a higher interest rate environment. Average loans and leases outstanding increased by $125.0 million, or 14.0%, in the second quarter of 2005 over the second quarter of 2004. For the three months ended June 30, 2005, the taxable-equivalent yield on interest-earning assets was 6.10% compared to 5.17% for the three months ended June 30, 2004. The second quarter 2005 loan and lease yield was 6.78% compared to 5.81% in the second quarter of 2004. The Company also experienced increases in the yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher interest rates. For the three months ended June 30, 2005, the yield earned on taxable investment securities increased to 4.15% from 3.85% for the three months ended June 30, 2004. The taxable equivalent yields earned on tax-exempt investment securities increased to 5.95% for the three months ended June 30, 2005 from 5.89% for the three months ended June 30, 2004. The increase in these yields for the second quarter of 2005 compared to the second quarter of 2004 is the result of matured or repaid securities replaced by higher yielding securities in an increasing interest rate environment.

The Company’s funding costs were also impacted by the higher interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities increased to 2.32% for the second quarter of 2005 from 1.73% for the second quarter of 2004. The Company uses wholesale funding sources, such as the Federal Home Loan Bank (“FHLB”), to balance the timing differences between its various business funding sources and to support loan origination. In the second quarter of 2005, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 27.6% of the Company’s interest-bearing liabilities compared to 28.2% in the second quarter 2004 due to loan and lease growth exceeding deposit growth in the period. Additionally, interest expense on other borrowings increased $1.1 million, or 54.55%, primarily due to the additional notes payable related to the acquisition of M2.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $0.7 million in the second quarter of 2005 and $0.6 million in the second quarter of 2004. The provision is adjusted to reflect loan and lease growth and management’s assessment of asset quality and risk inherent in the loan and lease portfolio. This growth has been primarily concentrated in the commercial real estate loan category. These loans inherently involve more risk than exists in the remaining loan and lease portfolio.

Other Income

Total other income decreased $355,000, or 11.9%, in the second quarter of 2005 compared to the second quarter of 2004. The decrease was primarily the result of decreases in gains on sale of residential mortgage loans of $137,000, security commissions and management fees of $55,000, other income of $137,000, and investment securities gains of $38,000, offset by increases in automated teller machine (“ATM”) and merchant service fees of $23,000. Gains on sale of residential mortgage loans decreased due to a reduction in mortgage origination volumes. Service charges on deposit accounts decreased due to fewer fees on business accounts. ATM and merchant services increased mainly due to increased transactional volumes. Other income decreased primarily due to decreased gain on sale of other real estate of $172,000, offset by lease income of $59,000 from M2 that was not included in the second quarter of 2004.

Other Expenses

Other expenses increased $1,296,000, or 13.8%, in the second quarter of 2005 over the second quarter of 2004. The increase was primarily due to increases in salaries and employee benefits of $486,000, legal and professional fees of $248,000, merger related expense of $850,000, and advertising of $85,000, offset by decreases in delivery and postage of $94,000, net occupancy and equipment of $83,000, and other expense of $202,000. Salaries and employee benefits increased due to higher salaries resulting from annual merit increases, additional salaries from the acquisition of M2, higher employee insurance costs and higher performance incentive accruals. Legal and professional expense increased due to acquisition-related expenditures and higher audit expenses. Advertising expenses increased due to a change in the long-term advertising strategy relating to the pending merger with Associated. The merger related expenses are the result of the pending merger with Associated. Delivery and postage decreased due to timing of the related expenditures. Other expense decreased primarily due to M2’s Initial Direct Cost contra expense.

Income Taxes

The Company’s consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the three months ended June 30, 2005 was 40.5% compared to 32.1% for the three months ended June 30, 2004. Provisions for income tax were $2.2 million for the second quarter of 2005 compared to $1.6 million for the second quarter of 2004. The increase in the effective tax rate for the second quarter 2005 compared to the second quarter of 2004 was mainly due to approximately $653,000 of nondeductible merger expenses.

Results of Operations-Comparison of the Six-Month Periods Ended June 30, 2005 and June 30, 2004.

General

For the six months ended June 30, 2005, the Company reported net income of $6.9 million and net income per share on a fully diluted basis of $1.00, compared to net income of $6.7 million and net income per share on a fully diluted basis of $0.97 reported for the six months ended June 30, 2004.

Net Interest Income

The following table sets forth average balances related interest income and expenses, and effective interest yields and rates for the six months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Average Balance	Interest	Yield/ Rate4	Average Balance	Interest	Yield/ Rate4
Assets
Interest-earning assets:
Loans and leases 123	$1,003,880	$32,945	6.62%	$890,249	$25,799	5.83%
Taxable investment securities	328,550	7,009	4.30%	371,776	7,284	3.94%
Tax-exempt investment securities3	56,584	1,685	6.01%	57,558	1,682	5.88%
Interest-earnings deposits	3,775	59	3.17%	7,835	45	1.15%
Federal funds sold	5,133	67	2.65%	16,845	77	0.92%
Total interest-earning assets	1,397,922	41,766	6.02%	1,344,263	34,887	5.22%
Non-interest-earnings assets:
Cash and due from banks	35,136			53,149
Premises and equipment, net	32,941			33,089
Other assets	77,263			79,197
Less: Allowance for loan and lease losses	(13,367)			(11,151)
Total	$1,529,895			$1,498,547
Liabilities And Stockholders’ Equity
Interest-bearing liabilities:
Now accounts	$118,192	$191	0.33%	$121,962	$163	0.27%
Money market accounts	296,797	2,298	1.56%	242,243	1,315	1.09%
Savings deposits	124,135	244	0.40%	135,680	268	0.40%
Time deposits	370,901	5,237	2.85%	372,506	4,761	2.57%
Notes payable	87,630	2,231	5.13%	60,287	1,109	3.70%
FHLB borrowings	67,300	1,415	4.24%	67,800	1,577	4.68%
Federal funds purchased	14,128	274	3.91%	2,466	20	1.63%
Securities sold under agreement to repurchase	154,426	1,860	2.43%	201,581	1,387	1.38%
Total interest-bearing liabilities	1,233,509	13,750	2.25%	1,204,525	10,600	1.77%
Non-interest-bearings liabilities:
Demand deposits	170,692			173,291
Other	8,929			8,130
Total liabilities	1,413,130			1,385,946
Minority interest in consolidated subsidiary	568			-
Stockholders’ equity	116,197			112,601
Total	$1,529,895			$1,498,547
Net interest earning and interest rate spread		$28,016	3.77%		$24,287	3.45%
Net yield on interest-earning assets			4.04%			3.63%

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

Certain non-GAAP financial measures and ratios are used by management to evaluate and measure the Company’s performance. These measures and ratios include taxable-equivalent net interest income (including its individual components) and net interest margin (including its individual components). Management believes that these measures and ratios provide users of the Company’s financial information a more accurate view of the performance of the interest-earning assets and interest-bearing liabilities for comparative purposes. Other financial holding companies may define or calculate these measures and ratios differently. See the table below for supplemental data and a reconciliation of these non-GAAP measures and ratios to their most directly comparable GAAP financial measures for the six months ended June 30, 2005 and June 30, 2004.

Management reviews yields on certain asset categories and the net interest margin of the Company, and its banking subsidiaries, on a FTE basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis, which measures comparability of net interest income arising from both taxable and tax-exempt sources (dollars in thousands).

	Six months ended
	June 30, 2005	June 30, 2004
(A) Interest income (GAAP)	$41,165	$34,280
Taxable equivalent adjustment-loans	11	18
Taxable equivalent adjustment-Tax-exempt securities	590	589
Interest income-FTE	41,766	34,887
(B) Interest expense (GAAP)	13,750	10,600
(C) Net interest income (GAAP) (A minus B)	27,416	23,680
Net interest income-FTE	28,016	24,287
(D) Net interest margin (GAAP)	3.95%	3.54%
Net interest margin-FTE	4.04%	3.63%

Taxable-equivalent adjustments to interest income involve the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes. A 35% incremental income tax rate is used in the conversion of tax-exempt interest income to a taxable-equivalent basis.

4. Annualized.

For the six-months ended June 30, 2005, the Company reported taxable-equivalent net interest income of $28.0 million, an increase of $3.7 million, or 15.4%, from the $24.3 million reported for the six months ended June 30, 2004. This increase reflects the Company’s interest rate risk management policy, which is currently positioned to benefit from rising interest rates. The taxable-equivalent yield on interest-earning assets (net interest margin) increased to 4.04% in the first half of 2005 from 3.63% in the first half of 2004.

The Company’s taxable-equivalent total interest income increased $6.9 million for the six months ended June 30, 2005 compared to the same period of 2004 due to the increase in average loans and leases outstanding, enhanced by a higher interest rate environment. Average loans and leases outstanding increased by $113.6 million, or 12.8%, in the first half of 2005 over the first half of 2004. For the six months ended June 30, 2005, the taxable-equivalent yield on interest-earning assets was 6.02% compared to 5.22% for the six months ended June 30, 2004. The first half of 2005 loan and lease yield was 6.62% compared to 5.83% in the first half of 2004. The Company also experienced increases in the yields earned on its investment securities as cash flows from maturities and repayments were reinvested at higher interest rates. For the six months ended June 30, 2005, the yield earned on taxable investment securities increased to 4.30% from 3.94% for the six months ended June 30, 2004. The taxable equivalent yields earned on tax-exempt investment securities increased to 6.01% for the six months ended June 30, 2005 from 5.88% for the six months ended June 30, 2004. The increase in these yields for the first half of 2005 compared to the first half of 2004 is the result of matured or repaid securities replaced by higher yielding securities in an increasing interest rate environment.

The Company’s funding costs were also impacted by the higher interest rate environment prevalent over the preceding twelve months. The cost of interest-bearing liabilities increased to 2.25% for the first half of 2005 from 1.77% for the first half of 2004. The Company uses wholesale funding sources, such as the FHLB, to balance the timing differences between its various business funding sources and to support loan origination. In the first half of 2005, notes payable, FHLB borrowings, federal funds purchased, and securities sold under agreements to repurchase comprised 26.2% of the Company’s interest-bearing liabilities compared to 27.6% in the first half 2004 due to loan and lease growth exceeding deposit growth in the period. Additionally, interest expense on other borrowings increased $1.7 million, or 41.2%, primarily due to the additional notes payable related to the acquisition of M2.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.2 million in the first half of 2005 and the first half of 2004. The provision is adjusted to reflect loan and lease growth and management’s assessment of asset quality and risk inherent in the loan and lease portfolio. This growth has been primarily concentrated in the commercial real estate loan category. These loans inherently involve more risk than exists in the remaining loan and lease portfolio.

Other Income

Total other income decreased $500,000, or 8.7%, in the first half of 2005 compared to the first half of 2004. The decrease was primarily the result of decreases in gains on sale of residential mortgage loans of $236,000, service charges on deposits of $108,000, investment securities gains of $111,000, and security commissions and management fees of $87,000, offset by increases in ATM and merchant service fees of $69,000, bank owned life insurance of $18,000, and other income of $44,000. Gains on sale of residential mortgage loans decreased due to a reduction in mortgage origination volumes. Service charges on deposit accounts decreased due to fewer fees on business accounts. ATM and merchant services increased mainly due to increased transactional volumes.

Other Expenses

Other expenses increased $2,100,000, or 11.2%, in the first half of 2005 over the first half of 2004. The increase was primarily due to increases in salaries and employee benefits of $1,287,000, legal and professional fees of $165,000, and merger related expense of $850,000, and data processing of $36,000, offset by decreases in delivery and postage of $153,000, net occupancy and equipment of $86,000, telephone of $14,000, and other expense of $28,000. Salaries and employee benefits increased due to higher salaries resulting from annual merit increases, additional salaries from the acquisition of M2, higher employee insurance costs and higher performance incentive accruals. Legal and professional expense increased due to acquisition-related expenditures and higher audit expenses. The merger related expenses are the result of the pending merger with Associated. Delivery and postage decreased due to timing of the related expenditures.

Income Taxes

The Company’s consolidated income tax rate varies from statutory rates principally due to nondeductible goodwill, tax-exempt interest income on investment securities, loans, and nondeductible merger related expenses. The effective tax rate for the six months ended June 30, 2005 was 37.1% compared to 32.1% for the six months ended June 30, 2004. Provisions for income tax were $4.0 million for the first half of 2005 compared to $3.2 million for the first half of 2004. The increase in the effective tax rate for the first half of 2005 compared to the first half of 2004 was mainly due to approximately $653,000 of nondeductible merger expenses.

Liquidity

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquid assets (including cash deposits with banks, short-term investments, interest-earning deposits, and federal funds sold) are maintained primarily to meet customers’ current needs. The Company had liquid assets of $46.7 million and $55.0 million at June 30, 2005 and December 31, 2004, respectively.

Capital Resources

There are certain regulatory requirements that affect the Company’s level of capital. The following table sets forth these requirements and the Company's capital levels and ratios at June 30, 2005 (dollars in thousands):

	Actual		Regulatory Minimum Requirement		Regulatory Well-capitalized Requirement
	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 leverage	$108,554	7.2%	$60,369	4.0%	$75,461	5.0%
Tier 1 risk-based capital	$108,554	9.0%	$48,055	4.0%	$72,082	6.0%
Risk-based capital	$136,363	11.4%	$96,109	8.0%	$120,137	10.0%

The Company is pursuing a policy of continued asset growth, which requires the maintenance of appropriate ratios of capital to assets. The existing capital levels allow for additional asset growth without further capital infusion. The Company intends to maintain its capital position at or in excess of the “well-capitalized” definition. The Company seeks to obtain additional capital growth through earnings retention and a consistent dividend policy.

Derivative Financial Instruments and Hedging Activities

The exposure of the Company’s net interest income and net fair value of its assets and liabilities to adverse movements in interest rates is a significant market risk exposure that can have a material effect on the Company’s financial position, results of operations and cash flows. The Company has policies to ensure that neither earnings nor fair value at risk exceed established guidelines and it assesses these risks by continually identifying and monitoring changes in interest rates that may adversely impact expected future earnings and fair values.

The Company has designed strategies to confine these risks within the established limits and identify appropriate risk/reward trade-offs in the financial structure of its balance sheet. These strategies include the use of interest rate swap agreements to manage fluctuations in cash flows or fair values resulting from interest rate risk.

The Company designated its interest rate swaps currently outstanding as fair value and cash flow hedges that qualify for “short-cut” treatment. Accordingly, the Company does not anticipate ineffectiveness arising from differences between the fair value of the hedged item and the fair value of the swap.

The following table summarizes the Company’s fair value and cash flow hedges at June 30, 2005 (dollars in thousands):

Hedged Item	Hedging Instrument	Notional Amount	Fair Value	Remaining Term (Years)
Fixed Rate Loan	Receive Variable Swap	$3,739	$(34)	7.50
Variable Rate Borrowing	Pay Fixed Swap	$15,000	$(65)	3.75

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE FINANCIAL SERVICES CORPORATION
(Registrant)

Date: August 9, 2005                     By /s/ Michael J. Falbo
Michael J. Falbo
Chairman and Chief Executive Officer

Date: August 9, 2005                     By /s/ Daniel L. Westrope
Daniel L. Westrope
Executive Vice President, Chief Financial Officer,
Treasurer, and Corporate Secretary

STATE FINANCIAL SERVICES CORPORATION
EXHIBIT INDEX TO FORM 10-Q
For The Quarter Ended June 30, 2005

Exhibit Number

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.